Form 10-Q
period 2014-03-31
A10 Networks, Inc.
filed 2014-05-13
CIK 1580808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36343

A10 NETWORKS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1446869
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3 West Plumeria Drive San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 325-8668

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2014 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 60,054,483.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,149	$20,793
Accounts receivable, net of allowances of $2,666 and $2,738 as of March 31, 2014 and December 31, 2013	38,803	37,704
Inventory	17,535	17,166
Prepaid expenses and other current assets	3,479	3,056
Total current assets	181,966	78,719
Property and equipment, net	11,246	9,801
Intangible assets, net	1,028	1,061
Other assets	3,855	4,213
TOTAL ASSETS	$198,095	$93,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$9,464	$9,228
Accrued liabilities	17,988	15,514
Accrued litigation expenses	11,395	10,407
Deferred revenue	29,884	28,448
Total current liabilities	68,731	63,597
Revolving credit facility	—	20,000
Deferred revenue, noncurrent portion	14,062	12,784
Accrued litigation expenses, noncurrent portion	2,740	3,639
Other noncurrent liabilities	2,443	2,479
TOTAL LIABILITIES	87,976	102,499
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, no par value—no shares authorized, issued or outstanding as of March 31, 2014; 115 shares authorized, 80 shares issued and outstanding with aggregate liquidation preference of $80,000 as of December 31, 2013	—	81,426
Convertible preferred stock, par value $0.00001— 100,000 shares authorized and no shares issued and outstanding as of March 31, 2014; 30,569 shares authorized, issued and outstanding with aggregate liquidation preference of $42,884 as of December 31, 2013	—	44,749
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.00001 — 500,000 and 65,600 shares authorized as of March 31, 2014 and December 31, 2013; 59,916 and 10,032 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1	—
Additional paid-in capital	262,285	12,185
Accumulated deficit	(152,167)	(147,065)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	110,119	(134,880)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$198,095	$93,794

See notes to condensed consolidated financial statements.

A10 NETWORKS, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Products	$36,417	$23,269
Services	9,328	6,312
Total revenue	45,745	29,581
Cost of revenue:
Products	7,427	4,906
Services	2,626	1,698
Total cost of revenue	10,053	6,604
Gross profit	35,692	22,977
Operating expenses:
Sales and marketing	21,563	15,589
Research and development	11,205	7,772
General and administrative	5,363	3,830
Litigation	1,846	3,404
Total operating expenses	39,977	30,595
Loss from operations	(4,285)	(7,618)
Other income (expense), net:
Interest expense	(587)	(13)
Interest income and other income (expense), net	(25)	(681)
Total other income (expense), net	(612)	(694)
Loss before provision for income taxes	(4,897)	(8,312)
Provision for income taxes	205	221
Net loss	$(5,102)	$(8,533)
Accretion of redeemable convertible preferred stock dividend	(1,150)	—
Net loss attributable to common stockholders	$(6,252)	$(8,533)
Net loss per share attributable to common stockholders:
Basic	$(0.45)	$(0.95)
Diluted	$(0.45)	$(0.95)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted:
Basic	13,940	9,004
Diluted	13,940	9,004

See notes to condensed consolidated financial statements.

A10 NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,102)	$(8,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,247	1,376
Stock-based compensation	1,770	863
Provision for doubtful accounts and sales returns	263	184
Change in fair value of convertible preferred stock warrant liability	—	2
Unrealized foreign exchange gain	(178)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,241)	(2,991)
Inventory	(1,785)	(210)
Prepaid expenses and other current assets	(2,277)	723
Accounts payable	(341)	(849)
Accrued liabilities	870	(578)
Accrued litigation expenses	89	1,602
Deferred revenue	2,714	316
Net cash used in operating activities	(2,971)	(8,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,022)	(708)
Net cash used in investing activities	(2,022)	(708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	124,177	—
Proceeds from revolving credit facility	—	5,000
Principal payments on revolving credit facility	(20,000)	(5,000)
Principal payments on term loan	—	(267)
Principal payments on borrowings under capital lease	(76)	(74)
Proceeds from exercise of convertible preferred stock warrants	—	813
Proceeds from exercise of common stock options, net of repurchases of common stock	2,248	567
Net cash provided by financing activities	106,349	1,039
Net increase (decrease) in cash and cash equivalents	101,356	(7,767)
Cash and cash equivalents—beginning of period	20,793	23,867
Cash and cash equivalents—end of period	$122,149	$16,100
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$415	$329
Cash paid for interest	$341	$13
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital upon the exercise of the convertible preferred stock warrants	$—	$2,199
Inventory transfers to property and equipment	$1,416	$1,464
Purchases of property and equipment included in accounts payable and accrued liabilities	$243	$102
Costs related to the initial public offering included in accounts payable and accrued liabilities	$1,429	$—
Vesting of early exercised stock options	$168	$153
Accretion of Series D redeemable convertible preferred stock	$1,150	$—

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in the State of California in 2004 and subsequently reincorporated in the State of Delaware in March 2014.

Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers, or ADCs, to optimize data center performance; Carrier Grade Network Address Translation, or CGN, to provide address and protocol translation services for service provider networks; and a Distributed Denial of Service Threat Protection System, or TPS, for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.

Initial Public Offering

In March 2014, we completed our initial public offering (“IPO”), whereby 12,500,000 shares of common stock were sold to the public at a price per share of $15.00. We sold 9,000,000 common shares and selling stockholders sold 3,500,000 common shares. In April 2014, our underwriters exercised an overallotment available to them and an additional 345,000 shares were sold by our selling stockholders bringing the total shares sold to 12,845,000 for this offering. The total gross proceeds from the offering were $192.7 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the aggregate net proceeds received by us totaled approximately $120.3 million. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock and convertible preferred stock converted into 39,997,114 shares of common stock.

Reverse Stock Split

On March 6, 2014, the Company effected a 1-for-3.75 reverse stock split of our common stock and convertible preferred stock (collectively referred to as “Capital Stock”). Shares of the Company’s Series D redeemable convertible preferred stock were not subject to the split but instead the conversion price of the Series D redeemable convertible preferred stock was adjusted proportionally to reflect the split of the common stock issued upon conversion of the Series D redeemable convertible preferred stock. On  March 6, 2014 (i) each 3.75 shares of outstanding Capital Stock was combined into 1 share of Capital Stock; (ii) the number of shares of Capital Stock for which each outstanding option to purchase Capital Stock is exercisable was proportionately reduced on a 1-for-3.75 basis; (iii) the exercise price of each such outstanding option was proportionately increased on a 1-for-3.75 basis; (iv) each 3.75 shares of authorized Capital Stock was reduced to 1 share of Capital Stock; and (v) the conversion price of the Series D redeemable convertible preferred stock was adjusted from $2.2628 to $8.4855. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-3.75 reverse stock split.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has had no comprehensive income (loss) other than its net loss.  Thus, comprehensive income (loss) is the same as the net loss for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, valuation of inventory, contingencies and litigation, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Our cash and cash equivalents are invested in high-credit quality financial instruments with banks and financial institutions. Management believes that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, are subject to minimal credit risk. Such deposits may be in excess of insured limits provided on such deposits.

Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk in respect to accounts receivable by performing periodic credit evaluations of our customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, limiting the credit extended and review of the invoicing terms of the contract. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for those receivables that we have determined not to be collectible.

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue or gross accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
Customers	2014	2013	2014	2013
Customer A	20%	10%	18%	*
Customer B	14%	27%	*	*
Customer C	11%	*	19%	*

*	less than 10%

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  We adopted ASU-2013-11 on January 1, 2014, and the adoption did not have a material impact on our consolidated financial statements since ASU-2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits.

There have been no new accounting pronouncements issued but not yet adopted that are expected to have a material impact on the Company's consolidated financial statements.

2. Fair Value Measurements

The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2014
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets
Money market funds	$109,030	$—	$—	$109,030

	December 31, 2013
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets
Money market funds	$14,029	$—	$—	$14,029

We did not have realized gains or losses for the three months ended March 31, 2014 or 2013 related to our financial assets.

3. Balance Sheet Components

Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$11,796	$10,625
Finished goods	5,739	6,541
Total inventory	$17,535	$17,166

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Equipment	$24,166	$21,188
Software	2,720	2,479
Leasehold improvements	1,333	1,325
Furniture and fixtures	781	777
Construction in progress	453	123
Property and equipment, gross	29,453	25,892
Less: accumulated depreciation and amortization	(18,207)	(16,091)
Total property and equipment, net	$11,246	$9,801

Depreciation and amortization on our property and equipment for the three months ended March 31, 2014 and 2013 was $2.2 million and $1.3 million.

Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred revenue:
Products	$2,454	$3,170
Services	41,492	38,062
Total deferred revenue	43,946	41,232
Less: current portion of deferred revenue	(29,884)	(28,448)
Deferred revenue, noncurrent portion	$14,062	$12,784

4. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, if any, the matters do not relate to a probable loss and/or amounts are not reasonably estimated. Although we believe that we have a strong defense for the litigation proceedings described below, there are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments and/or settlement payments, which could adversely affect gross margin and operating expenses in future periods.

Radware  v. A10

In May 2013, Radware, Ltd., and Radware, Inc. (collectively, “Radware”) filed suit against the Company in the United States District Court for the Northern District of California, asserting that the Company’s AX Series and EX Series products infringe three of Radware’s U.S. patents. Radware has also asserted similar claims against F5 Networks, Inc. (“F5”). The Company responded to the complaint on June 24, 2013. No trial date has been set and the parties are in the process of conducting discovery.

Parallel v. A10

In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware. In the lawsuit, Parallel Networks alleges that our AX and Thunder series products infringe two of their U.S. patents. Parallel Networks is seeking injunctive relief, damages and attorneys’ fees and costs. Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Barracuda Networks, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., F5, Radware, Ltd., Riverbed Technology, Inc. and SAP AG. No trial date has been set.

These matters are in the early stages, but the Company intends to vigorously defend the lawsuits. We are unable to reasonably estimate a possible loss or range of possible loss if any, in regards to these matters; therefore, no litigation reserve has been recorded in the accompanying consolidated balance sheet.

Lease and Other Commitments

Commencing in 2012, we entered into an equipment financing arrangement with a financial institution whereby the financial institution purchased and leased to us, equipment (primarily computer and network-related) for use in our business. Amounts financed under the leases are accounted for as capital leases. We financed $0.8 million under the arrangement in 2012. As of March 31, 2014 and December 31, 2013, we had outstanding borrowings of $0.2 million and $0.3 million under the arrangement.

We lease various operating spaces in California, Asia, and Europe under noncancelable operating lease arrangements that expire on various dates through January 2016. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

In 2008, we entered into a technology licensing arrangement that requires us to make payments over the life of the associated patents which are expected to expire in 2020.

We have entered into agreements with some of our customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

5. Equity Award Plans

The total stock-based compensation recognized for stock-based awards granted under the 2014 Equity Incentive Plan (the “2014 Plan”), the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), the 2008 Stock Plan (the “2008 Plan”) and the 2004 Stock Plan (the “2004 Plan”) in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$85	$32
Sales and marketing	884	474
Research and development	463	261
General and administrative	338	96
Total stock-based compensation	$1,770	$863

At March 31, 2014, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $17.4 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 3.1 years.

2004 and 2008 Plans

We adopted the 2004 Plan and 2008 Plan in 2004 and 2008 for the purpose of granting stock-based awards to eligible service providers. The 2004 Plan and 2008 Plan permitted awards to be granted to our employees, directors, and consultants and the employees and consultants of our subsidiaries (as well as employees and consultants of our parent, in the case of the 2008 Plan). Stock options granted under the 2004 Plan and 2008 Plan may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs were permitted to be granted only to employees, with a per share exercise price not less than the fair value of a share of our common stock on the grant date as determined by the board of directors (or a committee appointed by it). Under the 2004 and 2008 Plans, NSOs were permitted to be granted at a per share exercise price not less than 85% and 100% of the fair value of a share of our common stock on the grant date as determined by our board of directors (or a committee appointed by it). If, at the time we granted an ISO, the optionee who directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of any parent or subsidiary, the per share exercise price was required to be at least 110% of the fair value of a share of our common stock on the grant date as determined by the board of directors (or a committee appointed by it) and the maximum term of the award could not exceed five years from the grant date. Any NSOs granted under the 2004 Plan to an optionee who directly or by attribution owned stock possessing more than 10% of the total combined voting power of all classes of our stock or the stock of any subsidiary was required to have a per share exercise price equal to at least 110% of the fair value of a share of our common stock on the grant date as determined by our board of directors (or a committee appointed by it) and the maximum term of the award could not exceed five years from the grant date. All other options were permitted to be granted with a maximum term of ten years from the grant date. The vesting terms of options were determined by the board of directors (or a committee appointed by it), and awards granted under the 2004 Plan and 2008 Plan generally vest over a period of four years.  With the establishment of the 2008 Plan, we terminated the 2004 Plan in 2008.  Upon such termination, we ceased granting any awards under the 2004 Plan. With the establishment of the 2014 Plan in March 2014, we terminated the 2008 Plan. Upon such termination, we ceased granting any awards under the 2008 Plan.

2014 Equity Incentive Plan

Our 2014 Plan was adopted by our board of directors and approved by the stockholders in March 2014 and was effective as of the business day immediately prior to the effectiveness of our registration statement for our initial public offering. The 2014 Plan replaced our 2008 Plan. Our 2014 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants, and our parent and subsidiary corporations’ employees and consultants.

A total of 7,700,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. As of March 31, 2014, 518,890 options to purchase common stock under the 2014 Plan were granted to our employees and consultants.

Awards granted under our 2014 Plan vest over the periods determined by the board of directors or other committee administering the 2014 Plan (referred to as the plan administrator). The plan administrator determines when awards granted under the 2014 Plan expire, provided that incentive stock options and stock appreciation rights granted under the 2014 Plan expire no more than ten years after the date of grant. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for incentive stock options granted to any other employee, and nonstatutory stock options and stock appreciation rights granted to employees, directors or consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant.

Recipients of restricted stock generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise.

Restricted stock units granted under the 2014 Plan will be subject to vesting criteria which may be based on achievement of corporate or individual goals, including but not limited to continued services, applicable laws or any other basis that the plan administrator determines.

Performance units have an initial dollar value established by the plan administrator on or before the date of grant. Performance shares will have an initial value equal to the fair market value of a share on the date of grant. The plan administrator will establish (and may subsequently reduce or waive) performance goals or other vesting provisions in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants.

2014 Employee Stock Purchase Plan

Our 2014 ESPP was adopted by our board of directors and approved by the stockholders in March 2014 and was effective as of the business day immediately prior to the effectiveness of our registration statement for our initial public offering.

A total of 1,600,000 shares of our common stock are available for sale under the 2014 ESPP as of March 31, 2014. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the least of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceeding fiscal year, or (iii) such other amount as determined by our board of directors or other committee administering the 2014 ESPP.

The 2014 ESPP permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date that occurs at the end of a purchase period. Each offering period will be approximately twenty-four months in duration, starting on the first trading day on or after May 21 and November 21 of each year, except for the first offering period, which commenced on March 21, 2014 and will end on the last trading day on or before May 20, 2016. Each offering period generally consists of four purchase periods and each purchase period will begin after one exercise date and end with the next exercise date approximately six months later, except that the first purchase period of an offering period will begin on the enrollment date of each offering period and end on the next exercise date. If the fair market value of our common stock on the exercise date is less than the fair market value on the first trading day of the offering period, participants will be withdrawn from the then‑current offering period following their purchase of shares on the purchase date and automatically will be enrolled in the immediately following offering period. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of 1,500 shares during each six month purchase period or $25,000 worth of stock for each calendar year.

Determination of Fair Value

Employee Stock Plans

The estimated grant-date fair value of our equity-based awards issued under our 2014 Plan and 2008 Plan to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	5.50	6.08
Risk-free interest rate	1.73%	1.12%
Expected volatility	47%	46%
Dividend rate	0%	0%

Employee Stock Purchase Plan

There were no stock purchase rights granted under the 2014 ESPP during the three months ended March 31, 2013.  The following table summarizes the assumptions relating to our 2014 ESPP:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	1.42	n/a
Risk-free interest rate	2.41%	n/a
Expected volatility	31%	n/a
Dividend rate	0%	n/a

Stock Option Activity

A summary of activity under our stock option plans and related information are as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except price and years)
Outstanding—December 31, 2013	1,435	9,971	$4.14	7.9	$58,515
Options authorized	7,700
Options granted	(1,230)	1,230	$13.37
Options exercised		(886)	$2.53
Options canceled	147	(147)	$5.01
Outstanding—March 31, 2014	8,052	10,168	$5.39	7.9	$98,134
Vested—March 31, 2014		4,518	$2.42	6.4	$57,014
Vested and expected to vest—March 31, 2014		9,611	$5.19	7.8	$94,647

The total estimated fair value for stock-based compensation awards granted to employees for three months ended March 31, 2014 and 2013 was $7.1 million and $3.3 million. The weighted-average grant-date fair value of options granted to employees for three months ended March 31, 2014 and 2013 was $5.97 and $2.59 per share. The intrinsic value of options exercised for three months ended March 31, 2014 and 2013, was determined to be $6.7 million and $0.6 million. The aggregate intrinsic value represents the difference between our estimated fair value of our common stock, prior to the IPO, or the closing stock price of our common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.

6. Earnings Per Share

For periods presented prior to the IPO, basic and diluted net income per common share is computed using the two-class method required for participating securities. Concurrent with the closing of the IPO in March 2014, all shares of outstanding preferred stock converted into shares of our common stock. Following the date of the IPO, the two-class method was no longer required. We currently have one outstanding class of securities.

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(6,252)	$(8,533)
Weighted-average shares used in computing basic and diluted net loss per share	13,940	9,004
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.95)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Convertible preferred stock (on an as if converted basis)	—	30,392
Stock options to purchase common stock	9,936	7,557
Common stock subject to repurchase	342	406
Convertible preferred stock warrants	—	179
	10,278	38,534

7. Income Taxes

     The Company recorded income tax expense of $0.2 million for each of the three months ended March 31, 2014 and 2013, which was primarily comprised of state and foreign taxes. The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, and excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.

The Company believes it is more likely than not that its federal and state net deferred tax assets will not be fully realized.  Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of March 31, 2014 and December 31, 2013. The Company will continue to maintain a full valuation allowance against its net federal and state deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.9 million of unrecognized tax benefits as of March 31, 2014.  The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.  Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company's income tax provision in its condensed consolidated statements of operations.  All tax years remain open and are subject to future examinations by federal, state and foreign tax authorities. The Company is not under examination in any jurisdiction.

8. Segment Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we were determined to have a single reportable segment and operating segment structure.

The following table represents total revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$18,212	$10,573
Japan	17,305	12,398
Asia Pacific, excluding Japan	4,304	2,546
EMEA	4,140	1,653
Other	1,784	2,411
Total revenue	$45,745	$29,581

No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three months ended March 31, 2014 and 2013.

Our long-lived assets, net by location are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
United States	$9,896	$8,599
Japan	506	572
Asia Pacific, excluding Japan	1,832	1,657
EMEA	40	34
Total property and equipment, net and intangible assets, net	$12,274	$10,862

9. Subsequent Event

On May 6, 2014, the Company settled a contractual liability which was accrued on its balance sheet at March 31, 2014 with a vendor reducing the liability from approximately $12.0 million to $5.0 million.  As a result, the Company will reduce this liability by $7.0 million in its second quarter ended June 30, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

—	our ability to maintain an adequate rate of revenue growth;
—	our business plan and our ability to effectively manage our growth;
—	costs associated with defending intellectual property infringement and other claims
—	our ability to attract and retain end-customers;
—	our ability to further penetrate our existing customer base;
—	our ability to displace existing products in established markets;
—	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;
—	our ability to timely and effectively scale and adapt our existing technology;
—	our ability to innovate new products and bring them to market in a timely manner;
—	our ability to expand internationally;
—	the effects of increased competition in our market and our ability to compete effectively;
—	the effects of seasonal trends on our results of operations;
—	our expectations concerning relationships with third parties;
—	the attraction and retention of qualified employees and key personnel;
—	our ability to maintain, protect, and enhance our brand and intellectual property; and
—	future acquisitions of or investments in complementary companies, products, services or technologies.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

We are a leading provider of application networking technologies. Our solutions enable service providers, enterprises, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. Our products are built on our Advanced Core Operating System, or ACOS, platform of advanced network technologies, which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers, or ADCs, to optimize data center performance, Carrier Grade Network Address Translation, or CGN, to provide address and protocol translation services for service provider networks, and a Distributed Denial of Service Threat Protection System, or TPS, for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.

We derive revenue from sales of products and related support services. Products revenue is generated primarily by sales of hardware appliances with perpetual licenses to our software solutions. We generate services revenue primarily from sales of maintenance and support. End-customers predominantly purchase maintenance and support in conjunction with purchases of our products.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of March 31, 2014, we had sold products to more than 3,100 customers across 66 countries, including three of the top four United States wireless carriers, seven of the top ten United States cable service providers, and the top three wireless carriers in Japan, in addition to other global enterprises, Web giants and governmental organizations.

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, California facilities, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse. We also outsource warehousing and delivery to a third-party logistics provider in some regions.

During the three months ended March 31, 2014, 40% of our total revenue was generated from the United States, 38% from Japan, 9% from the Asia Pacific region, excluding Japan, 9% from EMEA, and 4% from other geographical regions. During the year ended December 31, 2013, 48% of our total revenue was generated from the United States, 28% from Japan, 11% from the Asia Pacific region, excluding Japan, 8% from EMEA, and 5% from other geographical regions.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period.  For example, sales to NTT DoCoMo, Inc., through a reseller, accounted for approximately 13% of our total revenue during the three months ended March 31, 2014 and year ended December 31, 2013 and approximately 32% of our total revenue during the year ended December 31, 2012.  In addition, during the three months ended March 31, 2014 and years ended December 31, 2013 and 2012, purchases from our ten largest end-customers accounted for approximately 54%, 43% and 49% of our total revenue.  The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 56%, 47% and 53% of our total revenue during the three months ended March 31, 2014 and years ended December 31, 2013 and 2012.  Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased product is difficult to predict.  As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period and cause our quarterly revenue and operating results to fluctuate from quarter to quarter and also be difficult to predict.

We believe our revenue during the three months ended March 31, 2013 was affected by the issuance of injunctions related to our now settled litigation with Brocade Communications Systems, Inc. Although such injunctions did not prevent us from selling our redesigned products, certain customers informed us that they would not purchase any of our products until we settled the dispute. Total revenue for the quarters ended March 31, 2013 and 2014 were $29.6 million and $45.7 million, a 55% percent increase from the same period in the prior year. We also incurred $3.0 million during the three months ended March 31, 2013 and $20,000 during the three months ended March 31, 2014 in Brocade related litigation expenses.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we expect to continue to expand our global sales and marketing organizations, expand our distribution channel partner programs and increase awareness of our solutions on a global basis. Additionally we will be investing in general and administration resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect short-term profitability.

Key Components of Our Results of Operations and Financial Condition

Revenue

Our total revenue consists of the following:

Products Revenue

Our products revenue consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN or TPS solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

Services Revenue

We generate services revenue from sales of post contract support, or PCS, which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-released basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years. In absolute dollars, we expect our services revenue to increase as we expand our installed base.

Cost of Revenue

Our cost of revenue consists of the following:

Cost of Products Revenue

Cost of products revenue is comprised primarily of the cost of third-party manufacturing services and cost of component inventory for the hardware component of our products. Cost of products revenue also includes warehouse personnel costs, shipping costs, inventory write-downs, certain allocated facilities and information technology infrastructure costs, and expenses associated with logistics and quality control.

Cost of Services Revenue

Cost of services revenue is comprised primarily of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end-customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

Gross Margin

Gross margin may vary and be unpredictable from quarter to quarter based on a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, discounts on early sales of new products to gain market penetration, write-downs of obsolete inventory and international currency exchange rates. As to currency, in general our sales are denominated in U.S. Dollars, however, in Japan they are denominated in Yen. Changes in the Dollar/Yen exchange rate will therefore affect the dollar value received and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation. The largest component of our operating expenses, excluding litigation, is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Sales and Marketing

Sales and marketing expenses are our largest functional category of total operating expense. These expenses primarily consist of personnel costs related to our employees engaged in sales and marketing activities. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization and expand into new countries.

Research and Development

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology infrastructure costs. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance our existing products.

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional fees and facility costs. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional fees consist primarily of fees for outside accounting, tax, legal, recruiting and other administrative services. We expect our general and administrative expenses to increase in absolute dollars in connection with the completion of our initial public offering due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with growing our business.

Litigation

Litigation is comprised of legal expenses and changes in our litigation reserve, primarily relating to our former litigation with Brocade Communications Systems, Inc. Legal expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve consists of accruals we make for estimated losses in pending legal proceedings. Changes in the reserve are made as we change our estimates or make payments in damages or settlement. In May 2013, we entered into a settlement agreement with Brocade for $75.0 million, which we recognized in our consolidated statement of operations in the first quarter of 2012.  The settlement of the litigation provided additional evidence about conditions that existed at the date of the December 31, 2012 financial statements.  As the December 31, 2012 financial statements had not been issued at the time of the settlement, in accordance with ASC 855-10, Subsequent Events, the entire settlement amount was recorded in the first quarter of 2012.  With this settlement, we expect our litigation expenses to decrease in absolute dollars going forward; however, we cannot predict with certainty that this will occur.

Other Income (Expense), Net

Other income (expense), net is comprised of the following items:

Interest Expense

Interest expense consists primarily of interest expense on our debt obligations. At March 31, 2014, we did not have any outstanding balances on our credit facility.  We expect to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest Income and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents balances. Other income (expense) consists primarily of foreign currency exchange gains and losses and, through February 2013, fair value adjustments related to then-outstanding warrants to purchase our convertible preferred stock. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. Dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists of taxes from state and foreign jurisdictions.  For federal and state tax purposes the Company maintains a valuation allowance against all of its net deferred tax assets. The Company will continue to maintain a full valuation allowance against its net federal and state deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets. As a result, the provision for income taxes primarily relates to state and foreign taxes.

Results of Operations

The following tables provide consolidated statements of operations data in dollars and as a percentage of our total revenue. We have derived the data for the three months ended March 31, 2014 and 2013 from our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Products	$36,417	$23,269
Services	9,328	6,312
Total revenue	45,745	29,581
Cost of revenue:
Products	7,427	4,906
Services	2,626	1,698
Total cost of revenue	10,053	6,604
Gross profit	35,692	22,977
Operating expenses:
Sales and marketing	21,563	15,589
Research and development	11,205	7,772
General and administrative	5,363	3,830
Litigation	1,846	3,404
Total operating expenses	39,977	30,595
Loss from operations	(4,285)	(7,618)
Other income (expense), net:
Interest expense	(587)	(13)
Interest income and other income (expense), net	(25)	(681)
Total other income (expense), net	(612)	(694)
Loss before provision for income taxes	(4,897)	(8,312)
Provision for income taxes	205	221
Net loss	$(5,102)	$(8,533)

	Three Months Ended March 31,
	2014	2013
Revenue:
Products	79.6%	78.7%
Services	20.4%	21.3%
Total revenue	100.0%	100%
Cost of revenue:
Products	16.2%	16.6%
Services	5.8%	5.7%
Total cost of revenue	22.0%	22.3%
Gross profit	78.0%	77.7%
Operating expenses:
Sales and marketing	47.2%	52.7%
Research and development	24.5%	26.4%
General and administrative	11.7%	12.9%
Litigation	4.0%	11.5%
Total operating expenses	87.4%	103.5%
Loss from operations	(9.4%)	(25.8%)
Other income (expense), net:
Interest expense	(1.3%)	0.0%
Interest income and other income (expense), net	0.0%	(2.3%)
Total other income (expense), net	(1.3%)	(2.3%)
Loss before provision for income taxes	(10.7%)	(28.1%)
Provision for income taxes	0.5%	0.7%
Net loss	(11.2%)	(28.8%)

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Revenue:
Products	$36,417	$23,269	$13,148	56.5%
Services	9,328	6,312	3,016	47.8%
Total revenue	$45,745	$29,581	$16,164	54.6%
Revenue by geographic location:
United States	$18,212	$10,573	$7,639	72.3%
Japan	17,305	12,398	4,907	39.6%
Asia Pacific, excluding Japan	4,304	2,546	1,758	69.0%
EMEA	4,140	1,653	2,487	150.5%
Other	1,784	2,411	(627)	(26.0%)
Total revenue	$45,745	$29,581	$16,164	54.6%

Revenue growth from the three months ended March 31, 2013 to the three months ended March 31, 2014 reflects growth in demand for our products and related support and services. The increase in products revenue was driven by a rise in sales during the three months ended March 31, 2014 of our products primarily due to greater adoption of our solutions to new and existing customers and the absence of the negative effect of the injunction issued in January 2013 related to the now settled Brocade litigation we had in the three months ended March 31, 2013.  The injunction did not prevent us from shipping our redesigned products in January 2013, but at that time, some customers informed us they would not purchase our products until after settlement of the litigation, which occurred in May 2013. The increase in services revenue was related to the increase in PCS sales in connection with the additional unit sales of our hardware products, and the resulting increase in our installed base and the renewals of PCS on our installed customer base. During the three months ended March 31, 2014, services revenue recognized from our installed base with contracts beginning prior to 2014 grew by 50% as compared to services revenue recognized during the three months ended March 31, 2013 from our installed base at that time for contracts beginning prior to 2013.

During the three months ended March 31, 2014, 40% of total revenue or $18.2 million was generated from the United States and 38% of total revenue or $17.3 million was generated from Japan.  Revenue from the United States grew by 72% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and revenue from Japan grew by 40% during the same period.  We continue to see growth in our EMEA and Asia Pacific (excluding Japan) regions with revenue increasing by 150% to $4.1 million and 69% to $4.3 million during the three months ended March 31, 2014 as compared to the same period in the prior year.  We believe these growth rates are attributable to the overall adoption of our solutions and as a result of investments in sales and marketing activities in these regions.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Cost of revenue:
Products	$7,427	$4,906	$2,521	51.4%
Services	2,626	1,698	928	54.7%
Total cost of revenue	$10,053	$6,604	$3,449	52.2%

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(In thousands, except percentages)
Gross profit:
Products	$28,990	79.6%	$18,363	78.9%	$10,627	0.7%
Services	6,702	71.8%	4,614	73.1%	2,088	-1.3%
Total gross profit	$35,692	78.0%	$22,977	77.7%	$12,715	0.3%

The increase of 0.7 percentage points in products gross margin from the three months ended March 31, 2013 to the three months ended March 31, 2014 was related to efficiencies in our warehousing and logistics operations as well as higher than historical volumes coming from geographic regions with generally higher gross margins offset by negative impacts to gross margin from changes to the Dollar/Yen exchange rate.  The decrease of 1.3 percentage points in service gross margin was primarily a result of a 47.8% growth in services revenue, while cost of services revenue increased by 54.7%, as a result of a 55% growth in customer support, training, and professional services headcount from March 31, 2013 to March 31, 2014. Our cost of services increased primarily as a result of our investment to expand our service and support group in anticipation of future growth in our installed base.

Operating Expenses

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Operating expenses:
Sales and marketing	$21,563	$15,589	$5,974	38.3%
Research and development	11,205	7,772	3,433	44.2%
General and administrative	5,363	3,830	1,533	40.0%
Litigation	1,846	3,404	(1,558)	-45.8%
Total operating expenses	$39,977	$30,595	$9,382	30.7%

Sales and Marketing

The $6.0 million increase in sales and marketing expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily attributable to $3.7 million increase in personnel and related costs, which includes a $0.4 million increase in stock-based compensation, as a result of a 34% increase in sales and marketing headcount from March 31, 2013 to March 31, 2014.  Depreciation expense allocated to sales and marketing department also increased by $0.5 million as a result of higher headcount and increased activity in product demonstrations to customers.  The increase was also attributable to a $0.7 million increase in marketing and promotion costs associated with advertising and trade shows, $0.4 million in travel costs and $0.3 million increase in professional fees, as we increased our sales and marketing efforts to grow our revenue.

Research and Development

The $3.4 million increase in research and development expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily attributable to a $2.5 million increase in personnel and related costs, which includes a $0.2 million increase in stock-based compensation, as a result of a 30% increase in research and development headcount from March 31, 2013 to March 31, 2014, as we continued our efforts to develop new products and additional functionality for our existing products. Professional fees increased by $0.6 million related to certifications fees as we certify our new products. The increase also reflected a $0.3 million increase in depreciation and allocated facilities and information technology infrastructure costs.

General and Administrative

The $1.5 million increase in general and administrative expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily attributable to the $0.7 million increase in personnel and related costs that include bonuses and stock-based compensation; an increase in office related expenses of $0.5 million; and, an increase in professional services costs of $0.2 million, which related to increased general legal fees, audit fees, finance and accounting consulting fees, human resources and IT implementation services, in connection with scaling our organization to support increased business activity and preparing for an initial public offering. Our general and administrative headcount increased by 26% from March 31, 2013 to March 31, 2014.

Litigation

The $1.6 million decrease in litigation expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily attributable to reduced litigation costs associated with the settlement of the litigation with Brocade in May 2013 offset by additional costs related to litigation with Radware and Parallel Networks.

Interest Expense

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Interest expense	$(587)	$(13)	$(574)	4415%

The $0.6 million increase in interest expense from the three months ended March 31, 2013 to the three months ended March 31, 2014 was due primarily to the $0.3 million contingent payment due upon completion of the initial public offering to a lender, $0.2 million interest expense associated with outstanding balances in our revolving line of credit and amortization of debt issuance cost of $0.1 million.

Interest Income and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Interest income and other income (expense), net	$(25)	$(681)	$656	-96%

The $0.7 million decrease in interest income and other income (expense), net from the three months ended March 31, 2013 to the three months ended March 31, 2014 was due primarily to the decline in foreign currency exchange losses arising from transactions denominated in Japanese Yen, which was relatively stable during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(In thousands, except percentages)
Provision for income taxes	$205	$221	$(16)	-7%

We recorded an income tax provision of $0.2 million for the three months ended March 31, 2014 and 2013 which is primarily the result of taxes in foreign jurisdictions.  The Company maintains a valuation allowance on federal and state deferred tax assets as the Company does not believe it is more likely than not that said deferred tax assets will be realized.   The Company will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our convertible preferred stock, debt financings and cash flows derived from the sale of our products and PCS contracts.  As of March 31, 2014, cash and cash equivalents were $122.1 million, including $2.7 million held outside the United States in our foreign subsidiaries.  We currently do not have any plans to repatriate our earnings from our foreign operations.

As of March 31, 2014, we had working capital of $113.2 million, an accumulated deficit of $152.2 million and a total stockholders' equity of $110.1 million.

In March 2014, we completed our initial public offering, whereby we sold 12,500,000 common shares at $15.00 per share (3,500,000 of which were offered by selling stockholders) resulting in net proceeds to the company of $124.2 million after underwriting discounts and commissions and offering expenses during the three months ended March 31, 2014.  We plan to continue to invest for long-term growth and anticipate our investment will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products.  In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.  If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

As we invest in the growth of our business, we expect to incur a total of $10.0 million in capital expenditures over the next 12 months due to recurring investments in computer hardware and software.  In addition, as described in the section "Legal Proceedings" we are currently involved in ongoing litigation related to our intellectual property.  Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreement

In September 2013, we entered into a credit agreement with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders.  The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility.  As of December 31, 2013, we had outstanding borrowings under the revolving credit facility of $20.0 million, which was paid in March 2014.  The revolving credit facility matures on September 30, 2016.

The revolving credit facility bears interest at a rate per annum based on either, at our election, (i) an alternate base rate plus a margin ranging from 1.75% to 2.50% depending on our total leverage ratio, or (ii) the London interbank offered rate, or LIBOR, based on one, two, three or six month interest periods plus a margin ranging from 2.75% to 3.50% depending on our total leverage ratio.  The alternate base rate is equal to the greatest of (i) the Royal Bank of Canada's prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the Eurodollar rate for a one month interest period plus a margin equal to 1.00%.  Our interest rate as of December 31, 2013 was 3.85% per annum.  Interest expense is paid quarterly.  We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.  We may prepay the loans or terminate or reduce the commitments at any time, without premium or penalty except for certain breakage costs.

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property.  The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants.  One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt to trailing Adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses).  In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility.  The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10 million of liquidity comprises of unrestricted cash.  The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and a process for the lenders to obtain title to collateral granted to them as security under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity.  Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends.  As of March 31, 2014, we did not have any outstanding balance on our credit facility and were in compliance with our covenants.

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$122,149	$20,793

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash used in operating activities	$(2,971)	$(8,098)
Net cash used in investing activities	(2,022)	(708)
Net cash provided by financing activities	106,349	1,039
Net increase (decrease) in cash and cash equivalents	$101,356	$(7,767)

Cash Flows from Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products and, to a lesser extent, by up-front payments from end-customers under PCS contracts. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses, costs related to our facilities and litigation expenses. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel and sales and marketing activities, our working capital requirements, and litigation expenses.

During the three months ended March 31, 2014, cash used in operating activities was $3.0 million, consisting of a net loss of $5.1 million and a $2.0 million increase in net operating assets and liabilities offset by non-cash charges of $4.1 million. Our non-cash charges consisted primarily of depreciation and amortization of $2.2 million and stock-based compensation of $1.8 million. The change in our net operating assets and liabilities was due primarily to a $1.2 million increase in accounts receivable, $1.8 million increase in inventory and a $2.3 million increase in prepayments and other assets associated with the growth in our business. These changes were offset by a $2.7 million increase in deferred revenue due to increased sales of our PCS contracts and a $0.9 million increase in accrued liabilities.

During the three months ended March 31, 2013, cash used in operating activities was $8.1 million, consisting of a net loss of $8.5 million and a $2.0 million decrease in our net operating assets and liabilities offset by non-cash charges of $2.4 million. Our non-cash charges consisted primarily of depreciation and amortization of $1.4 million and stock-based compensation of $0.9 million. The decrease in our net operating assets and liabilities was due primarily to a $3.0 million increase in accounts receivable associated with the growth in our business and a $0.8 million decrease in accounts payable and a $0.6 million decrease in accrued liabilities due to timing of payments. These decreases were partially offset by a $1.6 million increase in accrued litigation expenses attributable to the Brocade litigation matter that was settled in May 2013.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, cash used in investing activities was $2.0 million primarily for purchases of equipment.

During the three months ended March 31, 2013, cash used in investing activities was $0.7 million for purchases of equipment and software.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, cash provided by financing activities was $106.3 million, consisting of $124.2 million in net proceeds from the issuance of our common stock to outside investors in our IPO, and $2.2 million from exercise of common stock options, offset by a $20.0 million payment of our revolving credit facility and $0.1 million principal payments on borrowing under capital lease.

During the three months ended March 31, 2013, cash provided by financing activities was $1.0 million, consisting of $0.8 million in proceeds from exercise of Series C convertible preferred stock warrants, and $0.6 million from exercise of common stock options, net of repurchase of common stock. We made $0.3 million principal payments on our term loan and $0.1 million principal payments on borrowings under our capital lease.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus filed on March 21, 2014 with the SEC, except for the determination of fair value of our common stock, which was used in the estimating the fair value of stock-based awards at grant date.  Prior to IPO, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the prospectus. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.

Recent Developments

On May 7, 2014, the Compensation Committee of our Board of Directors approved a bonus for Greg Straughn, our Chief Financial Officer, in the amount of $39,000. This bonus relates to performance from August 2013 through December 2013 and was not based on any pre-specified performance criteria, but was a recommendation from our Chief Executive Officer based on his assessment of the Company’s and Mr. Straughn’s performance during this period. Mr. Straughn’s original bonus arrangement under his employment agreement ran from August 2012 through July 2013 and the bonus approved by the Compensation Committee was intended to cover the stub period for the remainder of the 2013 calendar year. Going forward, we expect Mr. Straughn to participate in the same bonus plan as other senior executives, which for 2014, will be based on company and individual performance for the full calendar year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan where we invoice primarily in Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating income may differ from expectations. The effect of a hypothetical 10% change in our exchange rate for the three months ended March 31, 2014 would not have a significant impact on our operating loss.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our indebtedness. Our cash and cash equivalents are held in cash deposits and money market funds with maturities of less than 90 days from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

We do not have any outstanding borrowings as of March 31, 2014 with a variable interest rate. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings.  The effect of a hypothetical 10% change in our interest rate for the three months ended March 31, 2014 would not have a significant impact on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been and are currently involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our consolidated financial statements. We evaluate the likelihood of a potential loss from legal proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. Due to the inherent uncertainties of the legal processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this prospectus, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and could lose part or all of your investment.

If we do not successfully anticipate market needs and opportunities or if the market does not continue to adopt our application networking products, our business, financial condition and results of operations could be significantly harmed.

The application networking market is rapidly evolving and difficult to predict. Technologies, customer requirements, security threats and industry standards are constantly changing. As a result, we must anticipate future market needs and opportunities and then develop new products or enhancements to our current products that are designed to address those needs and opportunities, and we may not be successful in doing so.

Even if we are able to anticipate, develop and commercially introduce new products and enhancements that address the market’s needs and opportunities, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, organizations that use other conventional or first-generation application networking products for their needs may believe that these products are sufficient. In addition, as we launch new product offerings, organizations may not believe that such new product offerings offer any additional benefits as compared to the existing application networking products that they currently use. Accordingly, organizations may continue allocating their IT budgets for conventional or first-generation application networking products and may not adopt our products, regardless of whether our products can offer superior performance or security.

If we fail to anticipate market needs and opportunities or if the market does not continue to adopt our application networking products, then market acceptance and sales of our current and future application networking products could be substantially decreased or delayed, we could lose customers, and our revenue may not grow or may decline. Any of such events would significantly harm our business, financial condition and results of operations.

Our success depends on our timely development of new products and features to address rapid technological changes and evolving customer requirements. If we are unable to timely develop new products and features that adequately address these changes and requirements, our business and operating results could be adversely affected.

Changes in application software technologies, data center and communications hardware, networking software and operating systems, and industry standards, as well as our end-customers’ continuing business growth, result in evolving application networking needs and requirements. Our continued success depends on our ability to identify and develop in a timely manner new products and new features for our existing products that meet these needs and requirements.

Our future plans include significant investments in research and development and related product opportunities. Developing our products and related enhancements is time-consuming and expensive. We have made significant investments in our research and development team in order to address these product development needs. Our investments in research and development may not result in significant design and performance improvements or marketable products or features, or may result in products that are more expensive than anticipated. We may take longer to generate revenue, or generate less revenue, than we anticipate from our new products and product enhancements. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position.

If we are unable to develop new products and features to address technological changes and new customer requirements in the application networking market or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected.

We have experienced net losses in recent periods, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses for the years ended December 31, 2012 and 2013, and three months ended March 31, 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and three months ended March 31, 2014, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. and in our settlement of the Brocade litigation. As a public company, we will also incur significant accounting, legal and other expenses that we did not incur as a private company.

Revenue growth may slow or decline, and we may incur significant losses in the future for a number of possible reasons, including our inability to develop products that achieve market acceptance, general economic conditions, increasing competition, decreased growth in the markets in which we operate, or our failure for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Our operating results are likely to vary significantly from period to period and may be unpredictable, which could cause the trading price of our common stock to decline.

Our operating results – in particular, revenue, margins and operating expenses – have fluctuated in the past, and we expect this will continue, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. This is particularly true of sales to our largest end-customers, such as service providers, Web giants and governmental organizations, who typically make large and concentrated purchases and for whom sales cycles can be long, as a result of their complex networks and data centers. Our quarterly results may vary significantly based on when these large end-customers place orders with us.

Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in purchases from, or loss of, large customers;
•	the budgeting cycles and purchasing practices of end-customers;
•	our ability to attract and retain new end-customers;
•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;
•	our reliance on shipments at the end of our quarters;
•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;
•	the timing and success of new product and service introductions by us or our competitors;
•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	the effect of currency exchange rates on our revenue and expenses;
•	the cost and potential outcomes of existing and future litigation;
•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;
•	changes in the growth rate of the application networking market or changes in market needs;
•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and
•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

Any one of the factors above or the cumulative effect of some of these factors may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet our or our investors’ or securities analysts’ revenue, margin or other operating results expectations for a particular period, resulting in a decline in the trading price of our common stock.

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of end-customer buying patterns and the efforts of our sales force and distribution channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of purchase orders and generated a substantial portion of revenue during the last few weeks of each quarter. We can recognize such revenue in the quarter received, however, only if all of the requirements of revenue recognition, especially shipment, are met by the end of the quarter. In addition, any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, could result in delayed order fulfillment and thus decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our third-party manufacturers’ inability to manufacture and ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments or achieving specified acceptance criteria, our revenue for that quarter could fall below our, or our investors’ or securities analysts’ expectations, resulting in a decline in the trading price of our common stock.

A limited number of our end-customers, including service providers, make large and concentrated purchases that comprise a significant portion of our revenue. Any loss or delay of expected purchases by our largest end-customers could adversely affect our operating results.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during the year ended December 31, 2012, approximately 13% of our total revenue during the year ended December 31, 2013 and during the three months ended March 31, 2014.  In addition, during the years ended December 31, 2012 and 2013, and three months ended March 31, 2014, purchases from our ten largest end-customers accounted for approximately 49%, 43% and 54% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 53%, 47% and 56% of our total revenue during the years ended December 31, 2012 and 2013, and three months ended March 31, 2014.

Sales to these large end-customers have typically been characterized by large but irregular purchases with long initial sales cycles. After initial deployment, subsequent purchases of our products typically have a more compressed sales cycle. The timing of these purchases and of the requested delivery of the purchased product is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or requested deliveries to our largest end-customers could materially affect our revenue and operating results in any quarter and cause our quarterly revenue and operating results to fluctuate from quarter to quarter.

We cannot provide any assurance that we will be able to sustain or increase our revenue from our largest end-customers nor that we will be able to offset any absence of significant purchases by our largest end-customers in any particular period with purchases by new or existing end-customers in that or a subsequent period. We expect that sales of our products to a limited number of end-customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of end-customers could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have been and are a party to litigation and claims regarding intellectual property rights, resolution of which has been and may in the future be time-consuming, expensive and adverse to us, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Our industry is characterized by the existence of a large number of patents and by increasingly frequent claims and related litigation based on allegations of infringement or other violations of patent and other intellectual property rights. In the ordinary course of our business, we have been and are involved in disputes and licensing discussions with others regarding their patents and other claimed intellectual property and proprietary rights. Intellectual property infringement and misappropriation lawsuits and other claims are subject to inherent uncertainties due to the complexity of the technical and legal issues involved, and we cannot be certain that we will be successful in defending ourselves against such claims or in concluding licenses on reasonable terms or at all.

We currently have fewer issued patents than our major competitors, and therefore may not be able to utilize our patent portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. We expect that infringement claims may increase as the numbers of product types and the number of competitors in our market increases. Also, to the extent we gain greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims.

If we are found in the future to infringe the proprietary rights of others, or if we otherwise settle such claims, we could be compelled to pay damages or royalties and either obtain a license to those intellectual property rights or alter our products such that they no longer infringe. Any license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly, time-consuming or impractical. Alternatively, we could also become subject to an injunction or other court order that could prevent us from offering our products. Any of these claims, regardless of their merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to cease using infringing technology, develop non-infringing technology or enter into royalty or licensing agreements.

Many of our commercial agreements require us to indemnify our end-customers, distributors and resellers for certain third-party intellectual property infringement actions related to our technology, which may require us to defend or otherwise become involved in such infringement claims, and we could incur liabilities in excess of the amounts we have received for the relevant products and/or services from our end-customers, distributors or resellers. These types of claims could harm our relationships with our end-customers, distributors and resellers, may deter future end-customers from purchasing our products or could expose us to litigation for these claims. Even if we are not a party to any litigation between an end-customer, distributor or reseller, on the one hand, and a third party, on the other hand, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property rights in any subsequent litigation in which we are a named party.

We have in the past been involved in two litigation matters with F5 Networks, Inc., a litigation matter with Allegro Software Development, Inc. and a litigation matter with Brocade, all of which have since settled. We are currently party to two litigation matters. In May 2013, Radware filed suit against us for patent infringement in the United States District Court for the Northern District of California, alleging that our AX and EX Series products infringe three Radware patents. In November 2013, Parallel Networks, LLC, which we believe is a patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware alleging that our AX and Thunder series products infringe two of their patents. These plaintiffs are seeking injunctive relief, damages, costs and, in the case of the Radware lawsuit, attorneys’ fees. While we intend to defend ourselves vigorously against the allegations in these lawsuits, these litigation matters, regardless of the outcome, could result in significant costs and diversion of our management’s efforts. As an example of how intellectual property litigation could harm our business and results of operations, in the now-settled litigation with Brocade, a jury had rendered a verdict that (1) Brocade had proved non-willful patent infringement claims, non-willful copyright infringement claims and trade secret misappropriation claims against us, and (2) Brocade had proved intentional interference with contract claims against us and against Lee Chen, our founder and Chief Executive Officer.

The court determined, subsequent to the jury verdict, that (i) a re-trial was needed with respect to the amount of damages for the patent infringement claims, but that the jury verdict that patent infringement existed should be maintained, (ii) the $60.0 million in damages awarded by the jury for the copyright infringement claims was appropriate, (iii) the one dollar in damages awarded by the jury for the trade secret misappropriation claims was appropriate, (iv) the one dollar in damages awarded by the jury for the intentional interference with contract claims was appropriate, and (v) the punitive damages of $500,000 awarded by the jury with respect to the intentional interference with contract claims against each of the company and Lee Chen were excessive and should be limited to the constitutionally maximum amount. The court also entered permanent injunctions against us as a result of the patent infringement and trade secret determinations, which were subsequently dissolved as a result of the settlement. At the time of the settlement, the appeals to the Court of Appeals for the Federal Circuit were unresolved. As a result of all these circumstances with respect to this litigation with Brocade, we determined that it was in our best interest to settle with Brocade in May 2013, and that settlement included (1) a dismissal of all claims against the individual defendants, including Lee Chen, which was followed by entry of a final judgment in favor of the individual defendants on all claims, (2) a $75.0 million dollar cash payment by us to Brocade, (3) a license by us to Brocade of all of our issued patents, our pending patent applications, and any future patents and patent applications that we may acquire, obtain, apply for or have a right to license to Brocade through May 2025, (4) a covenant by us not to sue Brocade on claims relating to its products and services through May 2025, (5) certain covenants by Brocade not to sue us, which are intended to prevent lawsuits against our Layer 4-7 products by Brocade with respect to thirteen specific Brocade patent families through May 2025 for the life of each such patent and with respect to any other Brocade patents through May 2017 and (6) general releases to all parties. A satisfaction of judgment was entered by the court in October 2013.

We may not be able to adequately protect our intellectual property, and if we are unable to do so, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

We rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure of confidential and proprietary information, to protect our intellectual property. We cannot be certain that the intellectual property we decide to protect will be desirable or necessary to our competitors or will ultimately have commercial value, or that we will be the first to seek protection for the intellectual property we attempt to protect.

We also rely in part on confidentiality and/or assignment agreements with our technology partners, employees, consultants, advisors and others. We did not, however, obtain general employee confidentiality and assignment agreements from certain former employees who worked with us prior to July 2010, although we did receive specific assignments from each of these employees who was an inventor of any technologies that we patented. These protections and agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. In addition, others may independently discover our trade secrets and intellectual property information we thought to be proprietary, and in these cases we would not be able to assert any trade secret rights against those parties. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property or technology. Monitoring unauthorized use of our intellectual property is difficult and expensive, we have not made such monitoring a priority to date and will not likely make this a priority in the future. We cannot be certain that the steps we have taken or will take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

If we fail to protect our intellectual property adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, even if we protect our intellectual property, we may need to license it to competitors, which could also be harmful. For example, we have already licensed all of our issued patents, pending applications, and future patents and patent applications that we may acquire, obtain, apply for or have a right to license to Brocade until May 2025, for the life of each such patent. In addition, we might incur significant expenses in defending our intellectual property rights. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our management and technical personnel, as well as cause other claims to be made against us, which might adversely affect our business, operating results and financial condition.

In addition, on March 20, 2014, we received a letter from an attorney on behalf of an individual who claims that he is entitled to between 1.6 and 2.6 million shares of our common stock.

The individual alleges that prior to the incorporation of our company he had been promised founders’ shares in a different corporation. The individual also alleges that our Chief Executive Officer and founder, Lee Chen, who was involved with this different entity for a short period of time in mid-2004 before our founding, was the CEO and controlling stockholder of such other entity and that Mr. Chen breached his fiduciary duty to such entity and its stockholders. The individual further alleges that Mr. Chen misappropriated intellectual property and diverted employees and investors from that entity to us. On the basis of these allegations, this individual claims he is entitled to shares of our common stock. The individual also alleges that we knowingly aided and abetted Mr. Chen in such alleged actions. To our knowledge, this individual had not raised any of these allegations or made any equity ownership claims to us prior to our receipt of the email on March 20th.

Based on our preliminary review of the allegations in the letter, we and Mr. Chen believe that the claims are without merit and are not likely to have a material adverse effect on us. However, there can be no assurances with respect to the outcome of these allegations. No lawsuit has been filed, and if a lawsuit is filed, we and Mr. Chen intend to defend against these claims vigorously.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into three categories:

•

Companies that sell products in the traditional ADC market. In the ADC market, we compete against other companies that are well established in this market, including F5 Networks, Inc., Brocade, Cisco Systems, Inc., Citrix Systems, Inc., and Radware Ltd.

•

Companies that sell CGN products. Our purpose-built CGN solution competes primarily against products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc., and

•

Companies that sell traditional DDoS mitigation products. We are a new entrant into the DDoS market and first publicly launched our DDoS detection and mitigation solution, TPS, in January 2014. We believe our principle competitors in this market are Arbor Networks, Inc., a subsidiary of Danaher Corporation, and Radware.

Many of our competitors are substantially larger and have greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources and greater name recognition. In addition, some of our larger competitors have broader products offerings and could leverage their customer relationships based on their other products. Potential customers who have purchased products from our competitors in the past may also prefer to continue to purchase from these competitors rather than change to a new supplier regardless of the performance, price or features of the respective products. We could also face competition from new market entrants, which may include our current technology partners. As we continue to expand globally, we may also see new competitors in different geographic regions. Such current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

—	longer operating histories;
—	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services at a greater range of prices;
—

the ability to incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms;

—	broader distribution and established relationships with distribution channel partners in a greater number of worldwide locations;
—	access to larger end-customer bases;
—	the ability to use their greater financial resources to attract our research and development engineers as well as other employees of ours;
—	larger intellectual property portfolios; and
—	the ability to bundle competitive offerings with other products and services.

Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. We may be required to make substantial additional investments in research and development, marketing and sales in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future. We also expect increased competition if our market continues to expand. Moreover, conditions in our market could change rapidly and significantly as a result of technological advancements or other factors.

In addition, current or potential competitors may be acquired by third parties that have greater resources available. As a result of these acquisitions, our current or potential competitors might take advantage of the greater resources of the larger organization to compete more vigorously or broadly with us. In addition, continued industry consolidation might adversely impact end-customers’ perceptions of the viability of smaller and even medium-sized networking companies and, consequently, end-customers’ willingness to purchase from companies like us.

As a result, increased competition could lead to fewer end-customer orders, price reductions, reduced margins and loss of market share.

Some of our large end-customers demand favorable terms and conditions from their vendors and may request price concessions. As we seek to sell more products to these end-customers, we may agree to terms and conditions that may have an adverse effect on our business.

Some of our large end-customers have significant purchasing power and, accordingly, have requested from us and received more favorable terms and conditions, including lower prices, than we typically provide. As we seek to sell products to this class of end-customer, we may agree to these terms and conditions, which may include terms that reduce our gross margin and have an adverse effect on our business.

If we are unable to attract new end-customers, sell additional products to our existing end-customers or achieve the anticipated benefits from our investment in additional sales personnel and resources, our revenue may decline, and our gross margin will be adversely affected.

To maintain and increase our revenue, we must continually add new end-customers and sell additional products to existing end-customers. The rate at which new and existing end-customers purchase solutions depends on a number of factors, including some outside of our control, such as general economic conditions. If our efforts to sell our solutions to new end-customers and additional solutions to our existing end-customers are not successful, our business and operating results will suffer.

In recent periods, we have been adding personnel and other resources to our sales and marketing functions, as we focus on growing our business, entering new markets and increasing our market share. We expect to incur significant additional expenses by hiring additional sales personnel and expanding our international operations in order to seek revenue growth. The return on these and future investments may be lower, or may be realized more slowly, than we expect, if realized at all. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our growth rates will decline, and our gross margin would likely be adversely affected.

Our gross margin may fluctuate from period to period based on the mix of products sold, the geographic location of our customers, price discounts offered, required inventory write downs and current exchange rate fluctuations.

Our gross margin may fluctuate from period to period in response to a number of factors, such as the mix of our products sold and the geographic locations of our sales. Our products tend to have varying gross margins in different geographic regions. We also may offer pricing discounts from time to time as part of a targeted sales campaign or as a result of pricing pressure from our competitors. In addition, our larger end-customers may negotiate pricing discounts in connection with large orders they place with us. The sale of our products at discounted prices could have a negative impact on our gross margin. We also must manage our inventory of existing products when we introduce new products. For example, in the fourth quarter of 2013, our gross margin decreased to 74% due primarily to geographical mix and selling some end-of-life product at low margins. If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. Dollars; however, in Japan they are denominated in Yen. Changes in the Dollar/Yen exchange rate may therefore affect our actual revenue and gross margin.

We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During years ended December 31, 2012 and 2013, and three months ended March 31, 2014, approximately 64%, 52% and 60% of our total revenue was generated from customers located outside of the United States. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also seek to enter into distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful distributor relationships internationally or recruit additional companies to enter into distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms in customer contracts other than our standard terms. To the extent that we may enter into customer contracts in the future that include non-standard terms, our operating results may be adversely impacted.

We have a significant presence in international markets and plan to continue to expand our international operations, which exposes us to a number of risks that could affect our future growth.

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 23 countries, including in the following countries and regions: United States, Western Europe, Japan, China, Taiwan and

South Korea. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

—	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
—	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
—	fluctuations in exchange rates between the U.S. Dollar and foreign currencies in markets where we do business;
—	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;
—	general economic and political conditions in these foreign markets;
—	economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe;
—	management communication and integration problems resulting from cultural and geographic dispersion;
—	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;
—	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
—	the uncertainty of protection for intellectual property rights in some countries;
—

greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices; and

—

heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

Because of our worldwide operations, we are also subject to risks associated with compliance with applicable anticorruption laws. One such applicable anticorruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries, such as channel partners and distributors, fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the Dollar/Yen exchange rate would have resulted in a decrease of $2.8 million in our total revenue and operating income for the year ended December 31, 2012, and a hypothetical 10% favorable movement in the Dollar/Yen exchange rate would have resulted in an increase of $3.5 million in our total revenue and operating income for the year ended December 31, 2012.  As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

Our success depends on our key personnel and our ability to hire, retain and motivate qualified product development, sales, marketing and finance personnel.

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our products, their integration into existing networks and ongoing support of our products requires us to retain highly trained professional services, customer support and sales personnel with specific expertise related to our business. Competition for qualified professional services, customer support and sales personnel in our industry is intense, because of the limited number of people available with the necessary technical skills and understanding of our products. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. In particular, Lee Chen, our founder and Chief Executive Officer, and Rajkumar Jalan, our Chief Technology Officer, are critical to the development of our technology and the future vision and strategic direction of our company. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.

As a result of becoming a public company, we are obligated to implement and maintain effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of the initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as, for the second year beginning after the date of the initial public offering, a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to conclude that our internal control over financial reporting is effective, if our auditors are unable to attest to management’s report on the effectiveness of our internal control over financial reporting, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

As a public company, we will be required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We currently have significant deficiencies in our internal control over financial reporting. Failure to properly remediate these significant deficiencies could impair our ability to comply with the accounting and reporting requirements applicable to public companies.

We currently have significant deficiencies in our internal control over financial reporting relating to our inadequate design of the financial closing and reporting process. We did not maintain financial close process and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. Specifically, during 2013, we did not maintain effective controls in relation to reviews of account reconciliations and the tax provision. Although we are taking steps to strengthen our accounting staff and internal controls and plan to take additional measures to remediate the underlying causes of these significant deficiencies, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these significant deficiencies. If we are unable to successfully remediate these significant deficiencies, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or applicable stock exchange listing requirements on a timely basis, cause our stock price to be adversely affected or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

If we are not able to maintain and enhance our brand and reputation, our business and operating results may be harmed in tangible or intangible ways.

We believe that maintaining and enhancing our brand and reputation are critical to our relationships with, and our ability to attract, new end-customers, technology partners and employees. The successful promotion of our brand will depend largely upon our ability to continue to develop, offer and maintain high-quality products and services, our marketing and public relations efforts, and our ability to differentiate our products and services successfully from those of our competitors. Our brand promotion activities may not be successful and may not yield increased revenue. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of products and services in these new areas. We have in the past, and may in the future, become involved in litigation that could negatively affect our brand. If we do not successfully maintain and enhance our brand and reputation, our growth rate may decline, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose end-customers or technology partners, all of which would harm our business, operating results and financial condition.

Adverse general economic conditions or reduced information technology spending may adversely impact our business.

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. The recent financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties that may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to remain uncertain or deteriorate further, many end-customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

We are dependent on third-party manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner Electronics, Inc. and AEWIN Technologies Co., Ltd., each of which is located in Taiwan. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers could severely impair our ability to fulfill orders. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our manufacturers in the event the manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner.

Although the services required to manufacture our hardware components may be readily available from a number of established manufacturers, it is time-consuming and costly to qualify and implement such relationships. If we are required to change manufacturers, whether due to an interruption in one of our manufacturers’ businesses, quality control problems or otherwise, or if we are required to engage additional manufacturers, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs that could adversely affect our gross margin.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end-customers and may result in the loss of sales and end-customers.

Our products incorporate key components, including certain integrated circuits, that our third-party manufacturers purchase on our behalf from a limited number of suppliers, including some sole-source providers. In addition, the lead times associated with these and other components of our products can be lengthy and preclude rapid changes in quantities and delivery schedules. Moreover, long-term supply and maintenance obligations to our end-customers increase the duration for which specific components are required, which may further increase the risk we may incur component shortages or the cost of carrying inventory. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales and/or shipments of our products could be delayed or halted, which would seriously affect present and future sales and cause damage to end-customer relationships, which would, in turn, adversely affect our business, financial condition and results of operations.

In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not necessarily have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end-customers or maintain stable pricing, our gross margin and operating results could be negatively impacted. Furthermore, poor quality in sole-sourced components or certain other components in our products could also result in lost sales or lost sales opportunities. If the quality of such components does not meet our standards or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to continue to manufacture such components or to remain in business, we could be forced to redesign our products and qualify new components from alternate suppliers. The development of alternate sources for those components can be time-consuming, difficult and costly, and we may not be able to develop alternate or second sources in a timely manner. Even if we are able to locate alternate sources of supply, we could be forced to pay for expedited shipments of such components or our products at dramatically increased costs.

If our products fail to protect against malicious attacks and our end-customers experience security breaches, our reputation and business could be harmed, and our operating results could be adversely impacted.

Defects may cause our products to be vulnerable to security attacks or cause them to fail to help secure networks. Data thieves are increasingly sophisticated, often affiliated with organized crime and operate large-scale and complex automated attacks. In addition, the techniques they use to access or sabotage networks change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

In addition, an actual or perceived security breach or theft of sensitive data of one of our end-customers, regardless of whether the breach is attributable to the failure of our products or services, could adversely affect the market’s perception of our security products. Despite our best efforts, there is no guarantee that our products will be free of flaws or vulnerabilities, and even if we discover these weaknesses we may not be able to correct them promptly, if at all. Our end-customers may also misuse our products, which could result in a breach or theft of business data.

Undetected software or hardware errors may harm our business and results of operations.

Our products may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in new or enhanced products after commencement of commercial distribution. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.

Any errors, defects or vulnerabilities in our products could result in:

—	expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors and defects or to address and eliminate vulnerabilities;

—	loss of existing or potential end-customers or distribution channel partners;
—	delayed or lost revenue;
—	delay or failure to attain market acceptance;
—	indemnification obligations under our agreements with resellers, distributors and/or end-customers;
—	an increase in warranty claims compared with our historical experience or an increased cost of servicing warranty claims, either of which would adversely affect our gross margin; and
—	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

Our use of open source software in our products could negatively affect our ability to sell our products and subject us to possible litigation.

We incorporate open source software such as the Linux operating system kernel into our products. We recently implemented a formal open source use policy, including written guidelines for use of open source software and business processes for approval of that use. We have developed and implemented our open source policies according to industry practice; however, best practices in this area are subject to change, because there is little reported case law on the interpretation of material terms of many open source licenses. We are in the process of reviewing our open source use and our compliance with open source licenses and implementing remediation and changes necessary to comply with the open source licenses related thereto. We cannot guarantee that our use of open source software has been, and will be, managed effectively for our intended business purposes and/or compliant with applicable open source licenses. We may face legal action by third parties seeking to enforce their intellectual property rights related to our use of such open source software. Failure to adequately manage open source license compliance and our use of open source software may result in unanticipated obligations regarding our products and services, such as a requirement that we license proprietary portions of our products or services on unfavorable terms, that we make available source code for modifications or derivative works we created based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license and/or that we redesign the affected products or services, which could result, for example, in a loss of intellectual property rights, or delay in providing our products and services. From time to time, there have been claims against companies that distribute or use third-party open source software in their products and services, asserting that the open source software or its combination with the products or services infringes third parties’ patents or copyrights, or that the companies’ distribution or use of the open source software does not comply with the terms of the applicable open source licenses. Use of certain open source software can lead to greater risks than use of warranted third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of such open source software. From time to time, there have been claims against companies that use open source software in their products, challenging the ownership of rights in such open source software. As a result, we could also be subject to suits by parties claiming ownership of rights in what we believe to be open source software and so challenging our right to use such software in our products. If any such claims were asserted against us, we could be required to incur significant legal expenses defending against such a claim. Further, if our defenses to such a claim were not successful, we could be, for example, subject to significant damages, be required to seek licenses from third parties in order to continue offering our products and services without infringing such third party’s intellectual property rights, be required to re-engineer such products and services, or be required to discontinue making available such products and services if re-engineering cannot be accomplished on a timely or successful basis. The need to engage in these or other remedies could increase our costs or otherwise adversely affect our business, operating results and financial condition.

Our products must interoperate with operating systems, software applications and hardware that are developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose market share and we may experience a weakening demand for our products.

Our products must interoperate with our end-customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors and original equipment manufacturers. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of software or hardware problems, whether caused by our products or another vendor’s products, may result in the delay or loss of market acceptance of our products. In addition, when new or updated versions of our end-customers’ software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these applications, our end-customers may not be able to adequately utilize our products, and we may, among other consequences, fail to increase, or we may lose market share and experience a weakening in demand for our products, which would adversely affect our business, operating results and financial condition.

We license technology from third parties, and our inability to maintain those licenses could harm our business.

Many of our products include proprietary technologies licensed from third parties. In the future, it may be necessary to renew licenses for third party technology or obtain new licenses for other technology. These third- party licenses may not be available to us on acceptable terms, if at all. As a result, we could also face delays or be unable to make changes to our products until equivalent technology can be identified, licensed or developed and integrated with our products. Such delays or an inability to make changes to our products, if it were to occur, could adversely affect our business, operating results and financial condition. The inability to obtain certain licenses to third-party technology, or litigation regarding the interpretation or enforcement of license agreements and related intellectual property issues, could have a material adverse effect on our business, operating results and financial condition.

Failure to prevent excess inventories or inventory shortages could result in decreased revenue and gross margin and harm our business.

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and resell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. For example, we incurred inventory write downs of $2.6 million for 2013 as a result of end-customers’ decisions to purchase our new product offering rather than our existing product offerings as originally expected. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.

The difficulty in forecasting demand also makes it difficult to estimate our future financial condition and results of operations from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenue and net income, and we are unlikely to forecast such effects with any certainty in advance.

Our sales cycles can be long and unpredictable, primarily due to the complexity of our end-customers’ networks and data centers and the length of their budget cycles. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

The timing of our sales is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end-customer and any sale of our products. Our sales cycle, in particular to our large end-customers, may be lengthy due to the complexity of their networks and data centers. Because of this complexity, prospective end-customers generally consider a number of factors over an extended period of time before committing to purchase our products. End-customers often view the purchase of our products as a significant and strategic decision that can have important implications on their existing networks and data centers and, as a result, require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order to ensure that our products will successfully interoperate with our end-customers’ complex network and data centers. Additionally, the budgetary decisions at these entities can be lengthy and require multiple organization reviews. The length of time that end-customers devote to their evaluation of our products and decision making process varies significantly. The length of our products’ sales cycles typically ranges from three to 12 months but can be longer for our large end-customers.

For all of these reasons, it is difficult to predict whether a sale will be completed or the particular fiscal period in which a sale will be completed, both of which contribute to the uncertainty of our future operating results. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support could have a material adverse effect on our business, revenue and results of operations.

We believe that our ability to provide consistent, high quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes and is critical to the deployment of our products. When support is purchased our end-customers depend on our support organization to provide a broad range of support services, including on-site technical support, 24-hour support and shipment of replacement parts on an expedited basis. If our support organization or our distribution channel partners do not assist our end-customers in deploying our products effectively, succeed in helping our end-customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers. We currently have technical support centers in the United States, Japan,

China and the Netherlands. As we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.

We typically sell our products with maintenance and support as part of the initial purchase, and a substantial portion of our support revenue comes from renewals of maintenance and support contracts. Our end-customers have no obligation to renew their maintenance and support contracts after the expiration of the initial period. If we are unable to provide high quality support, our end-customers may elect not to renew their maintenance and support contracts or to reduce the product quantity under their maintenance and support contracts, thereby reducing our future revenue from maintenance and support contracts.

Our failure or the failure of our distribution channel partners to maintain high-quality support and services could have a material and adverse effect on our business, revenue and operating results.

We depend on growth in markets relating to network security, management and analysis, and lack of growth or contraction in one or more of these markets could have a material adverse effect on our results of operations and financial condition.

Demand for our products is linked to, among other things, growth in the size and complexity of network infrastructures and the demand for networking technologies addressing the security, management and analysis of such infrastructures. These markets are dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations investing in their network infrastructure and the amount they commit to such investments. If this demand declines, our results of operations and financial condition would be materially and adversely affected. Segments of the network infrastructure industry have in the past experienced significant economic downturns. Furthermore, the market for network infrastructure may not continue to grow at historic rates, or at all. The occurrence of any of these factors in the markets relating to network security, management and analysis could materially and adversely affect our results of operations and financial condition.

Our revenue growth rate in recent periods may not be indicative of our future performance.

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 32% and 18% in 2012 and 2013. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

Our business and operations have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our controls, systems and processes, our operating results will be adversely affected.

In recent periods, we have significantly increased the number of our employees and independent contractors. As we hire new employees and independent contractors and expand into new locations outside the United States, we are required to comply with varying local laws for each of these new locations. We anticipate that further expansion of our infrastructure and headcount will be required. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and financial resources. Our ability to manage our operations and growth across multiple countries will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

We may not be able to sustain or develop new distributor and reseller relationships, and a reduction or delay in sales to significant distribution channel partners could hurt our business.

We sell our products and services through multiple distribution channels in the United States and internationally. We may not be able to increase our number of distributor or reseller relationships or maintain our existing relationships. Recruiting and retaining qualified distribution channel partners and training them on our technologies requires significant time and resources. These distribution channel partners may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our sales channel structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distribution channel partners misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies. If we are unable to establish or maintain our sales channels or if our distribution channel partners are unable to adapt to our future sales focus and needs, our business and results of operations will be harmed.

The terms of our credit facility could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. As of March 31, 2014, we had no outstanding balance on our credit facility and were in compliance with the facility covenants. However, as of December 31, 2013, we were not in compliance with the total leverage ratio covenant under the credit facility and were unable to draw additional funds from the facility. Although we received a waiver from our lenders with respect to this covenant, we may not be able to obtain waivers of covenant non-compliance in the future, and a breach of any covenants or the occurrence of other events specified in the credit facility could result in an event of default under the credit facility. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility.

Our sales to governmental organizations are subject to a number of challenges and risks.

We sell to governmental organization end-customers. Sales to governmental organizations are subject to a number of challenges and risks. Selling to governmental organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We have not yet received security clearance from the United States government, which prevent us from being able to sell directly for certain governmental uses. There can be no assurance that such clearance will be obtained, and failure to do so may adversely affect our operating results. Governmental organization demand and payment for our products may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Governmental organizations may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-

customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

We discovered that we inadvertently reported incorrect information to the U.S. Census Bureau when reporting certain exports, although the underlying exports were authorized under the Export Administration Regulations. We implemented corrective actions and filed a Voluntary Self Disclosure with the U.S. Census Bureau regarding these technical violations. We do not believe the potential imposition of any fines by the Census Bureau would be material to us. However, there can be no assurances that any such fines or penalties would not be material, and if such fine or penalties were material, they could harm our operating results or financial condition.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Our company must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business. We are also subject to laws, which restrict certain hazardous substances, including lead, used in the construction of our products, such as the European Union Restriction on the Use of Hazardous Substances in electrical and electronic equipment directive. We are also subject to the European Union Directive, known as the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which requires producers of certain electrical and electronic equipment to properly label products, register as a WEEE producer, and provide for the collection, disposal, and recycling of waste electronic products. Failure to comply with these environmental directives and other environmental laws could result in the imposition of fines and penalties, inability to sell covered products in certain countries, the loss of revenues, or subject us to third-party property damage or personal injury claims, or require us to incur investigation, remediation or engineering costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time.

Our products must conform to industry standards in order to be accepted by end-customers in our markets.

Generally, our products comprise only a part of a data center. The servers, network, software and other components and systems of a data center must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other components of the servers and systems in a data center to support prevailing industry standards. Often, these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our end-customers. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected and we may need to incur substantial costs to conform our products to such standards, which could harm our business, operating results and financial condition.

We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business.

Many of our business processes depend upon our information technology systems, the systems and processes of third parties, and on interfaces with the systems of third parties. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results may be harmed.

In addition, reconfiguring or upgrading our information technology systems or other business processes in response to changing business needs may be time-consuming and costly and is subject to risks of delay or failed deployment. To the extent this impacts our ability to react timely to specific market or business opportunities, our financial results may be harmed.

Future acquisitions we may undertake may not result in the financial and strategic goals that are contemplated at the time of the transaction.

We may make acquisitions of complementary companies, products or technologies. With respect to any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Any future acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

Our inability to successfully operate and integrate future acquisitions appropriately, effectively and in a timely manner, or to retain key personnel of any acquired business, could have a material adverse effect on our revenue, gross margin and expenses.

Our ability to use our net operating loss carryforwards may be subject to limitation and may result in increased future tax liability to us.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. In the event we have undergone an ownership change under Section 382 of the Internal Revenue Code, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Our business is subject to the risks of warranty claims, product returns, product liability, and product defects.

Real or perceived errors, failures or bugs in our products could result in claims by end-customers for losses that they sustain. If end-customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Historically, the amount of warranty claims has not been significant, but there are no assurances that the amount of such claims will not be material in the future. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers, distributors or end-customers. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

We are exposed to the credit risk of our distribution channel partners and end-customers, which could result in material losses and negatively impact our operating results.

Most of our sales are on an open credit basis, with typical payment terms ranging from 30 to 90 days depending on local customs or conditions that exist in the sale location. If any of the distribution channel partners or end-customers responsible for a significant portion of our revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, together with entities affiliated with these individuals and stockholders who own greater than 5% of our outstanding common stock, hold 46.7% and 41.8% of our outstanding common stock after the initial public offering, based on the number of shares outstanding as of December 31, 2013 and March 31, 2014. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

We may need to raise additional funds in future private or public offerings, and such funds may not be available on acceptable terms, if at all. If we do raise additional funds, existing stockholders will suffer dilution.

We may need to raise additional funds in private or public offerings, and these funds may not be available to us when we need them or on acceptable terms, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, you could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected.

The price of our common stock may be volatile, and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock following the initial public offering may fluctuate substantially. Following the completion of the initial public offering, the market price of our common stock may be higher or lower than the price you pay in the offering, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

—	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
—	price and volume fluctuations in the overall stock market from time to time;
—	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;
—	fluctuations in the trading volume of our shares or the size of our public float;
—	actual or anticipated changes or fluctuations in our results of operations;
—	whether our results of operations meet the expectations of securities analysts or investors;
—	actual or anticipated changes in the expectations of investors or securities analysts;
—	litigation or investigations involving us, our industry, or both;
—	regulatory developments in the United States, foreign countries or both;
—	general economic conditions and trends;
—	major catastrophic events;
—	sales of large blocks of our common stock; or
—	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market after the initial public offering, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Upon release of the underwriters’ lockup from our initial public offering, which is currently scheduled to expire on September 17, 2014, approximately 59,915,859 million shares of common stock, based on shares outstanding as of March 31, 2014, will be eligible for sale, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of up to approximately 36,497,114 shares of our common stock, or 60.9% of our total outstanding common stock, based on shares outstanding as of March 31, 2014, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirement applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of the initial public offering. We will remain an emerging growth company until the earliest of: (a) the last day of the year (i) following the fifth anniversary of the completion of the initial public offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we qualify as a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The requirements of being a public company will increase costs and may divert management attention.

As a reporting company, we will incur increased legal, accounting and other expenses, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, our management team will also have to adapt to the requirements of being a reporting company. The expenses incurred for reporting and corporate governance purposes are significant. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. Additionally, implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, may also cause us to incur additional costs and subject us to risks if we are unable to fully comply. For instance, the SEC adopted new disclosure requirements in 2012 as part of implementation of the Dodd-Frank Act regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could adversely affect our costs and our relationships with customers and suppliers. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The increased costs associated with operating as a reporting company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which would cause our share price or trading volume to decline.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our restated certificate of incorporation and bylaws that will be in effect upon completion of the initial public offering contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

—	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
—

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preference and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

—

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

—	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
—

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our Chief Executive Officer, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

—

the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

—

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

—

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or not to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Proceeds received from the sale of our capital stock may be used for general corporate purposes, and we may not use such proceeds effectively.

We completed our public offering in March 2014. The principal purposes of the initial public offering were to raise additional capital, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have not yet determined the specific allocation of the net proceeds that we received in the initial public offering. Rather, we intend to use the net proceeds that we received in the initial public offering primarily for general corporate purposes, including working capital, sales and marketing activities, research and development activities, general and administrative matters and capital expenditures, and we may use a portion of the net proceeds for the acquisition of, or investment in, business products, services or technologies that complement our business. Accordingly, our management will have broad discretion over the specific use of the net proceeds that we receive in the initial public offering and might not be able to obtain a significant return, if any, on investment of these net proceeds. We cannot assure you that we will use such proceeds effectively. If we do not use the net proceeds that we received in the initial public offering effectively, our business, results of operations and financial condition could be harmed.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as acts of war and terrorism.

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, cyber security attacks, acts of war or terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

We do not intend to pay dividends for the foreseeable future.

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, our various credit facilities currently restrict our ability to pay dividends while these facilities remain outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

Since January 1, 2011, we issued the following unregistered securities:

a.       Preferred Stock Issuances

On June 27, 2013, we issued 50,000 shares of our Series D redeemable convertible preferred stock to four entities, each of which is related to Summit Partners, L.P., at a purchase price of $1,000 per share.

On September 30, 2013, we issued 30,000 shares of our Series D redeemable convertible preferred stock to the same four entities at a purchase price of $1,000 per share.

b.       Option and Common Stock Issuances

From January 1, 2014 through March 31, 2014, we granted options to purchase an aggregate of 710,793 shares of common stock to our officers, directors, employees, consultants and other service providers under our 2008 Stock Plan at an exercise price of $12.19 per share.

From January 1, 2014 through March 31, 2014, we issued and sold to our officers, directors, employees, consultants and other service providers an aggregate of 781,499 shares of our common stock upon the exercise of options under our 2008 Stock Plan at exercise prices ranging from $0.19 to $12.19 per share, for a weighted-average exercise price of  $2.65 per share; and an aggregate of 92,721 shares of our common stock upon the exercise of options under our 2004 Stock Plan all with an exercise price of $0.19 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

The offers, sales, and issuances of the securities described in Item 2(a) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

The offers, sales and issuances of the securities described in Item 2(b) were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or because they did not involve a sales of securities. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

On March 26, 2014, in connection with the completion of our initial public offering, all 30,649,268 shares of our then-outstanding preferred stock were converted into 39,997,114 shares of common stock. The issuance of such shares was deemed to be exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act. We received no additional consideration for such conversions.

Use of Proceeds for Public Offering of Common Stock

On March 21, 2014, our Registration Statement on Form S-1 (File No. 194015) was declared effective by the SEC for our IPO of common stock, pursuant to which we sold an aggregate of 12,500,000 shares of our common stock at a public offering price of $15.00 per share, for aggregate gross proceeds of $187,500,000, of which selling stockholders sold 3,500,000 common shares for aggregated gross proceeds of $52,500,000.

On March 31, 2014, the Company paid the $20 million outstanding loan balance under the $35 million revolving credit facility.  The remainder of the net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b).

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014

A10 NETWORKS, INC.
By:	/s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1		2004 Stock Plan and forms of agreement thereunder.
10.2		2008 Stock Plan and forms of agreement thereunder.
10.3		2014 Equity Incentive Plan and forms of agreement thereunder.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	**	XBRL Instant Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Extension Calculation Linkbase Document
101.DEF	**	XBRL Extension Definition Linkbase Document
101.LAB	**	XBRL Extension Labels Linkbase Document
101.PRE	**	XBRL Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10‑Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of A10 Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.