Form 10-Q
period 2014-06-30
A10 Networks, Inc.
filed 2014-08-04
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 25, 2014 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 59,813,356.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$112,101	$20,793
Accounts receivable, net of allowances of $2,462 and $2,738 as of June 30, 2014 and December 31, 2013	40,455	37,704
Inventory	18,541	17,166
Prepaid expenses and other current assets	4,370	3,056
Total current assets	175,467	78,719
Property and equipment, net	11,945	9,801
Other long-term assets	4,784	5,274
Total Assets	$192,196	$93,794
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$10,805	$9,228
Accrued liabilities	19,645	15,514
Accrued litigation expenses	1,368	10,407
Deferred revenue, current	31,315	28,448
Total current liabilities	63,133	63,597
Revolving credit facility	—	20,000
Deferred revenue, long-term	14,527	12,784
Other long-term liabilities	2,162	6,118
Total Liabilities	79,822	102,499
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, no par value—no shares authorized, issued or outstanding as of June 30, 2014; 115 shares authorized, 80 shares issued and outstanding with aggregate liquidation preference of $80,000 as of December 31, 2013	—	81,426
Convertible preferred stock, $0.00001 — 100,000 shares authorized and no shares issued and outstanding as of June 30, 2014; no par value —30,569 shares authorized, issued and outstanding with aggregate liquidation preference of $42,884 as of December 31, 2013	—	44,749
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.00001 — 500,000 and 65,600 shares authorized as of June 30, 2014 and December 31, 2013; 59,768 and 10,032 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1	—
Additional paid-in capital	265,836	12,185
Accumulated deficit	(153,463)	(147,065)
Total Stockholders' Equity (Deficit)	112,374	(134,880)
Total Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock And Stockholders' Equity (Deficit)	$192,196	$93,794
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Products	$34,122	$23,064	$70,539	$46,333
Services	11,010	7,067	20,338	13,379
Total revenue	45,132	30,131	90,877	59,712
Cost of revenue:
Products	7,410	4,894	14,837	9,800
Services	2,930	2,020	5,556	3,718
Total cost of revenue	10,340	6,914	20,393	13,518
Gross profit	34,792	23,217	70,484	46,194
Operating expenses:
Sales and marketing	23,975	15,723	45,538	31,312
Research and development	11,869	8,336	23,074	16,108
General and administrative	5,531	3,697	10,894	7,527
Litigation expense (benefit)	(5,859)	4,800	(4,013)	8,204
Total operating expenses	35,516	32,556	75,493	63,151
Loss from operations	(724)	(9,339)	(5,009)	(16,957)
Other income (expense), net:
Interest expense	(125)	(33)	(712)	(46)
Interest income and other income (expense), net	(138)	(683)	(163)	(1,364)
Total other income (expense), net	(263)	(716)	(875)	(1,410)
Loss before provision for income taxes	(987)	(10,055)	(5,884)	(18,367)
Provision for income taxes	309	158	514	379
Net loss	$(1,296)	$(10,213)	$(6,398)	$(18,746)
Accretion of redeemable convertible preferred stock dividend	—	(33)	(1,150)	(33)
Net loss attributable to common stockholders	$(1,296)	$(10,246)	$(7,548)	$(18,779)
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(1.12)	$(0.21)	$(2.07)
Diluted	$(0.02)	$(1.12)	$(0.21)	$(2.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	59,711	9,144	36,712	9,075
Diluted	59,711	9,144	36,712	9,075

 See accompanying notes to condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,398)	$(18,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,738	3,151
Stock-based compensation	4,776	1,727
Gain on settlement of contractual liability (Note 3)	(6,993)	—
Provision for doubtful accounts and sales returns	59	458
Fixed assets disposal loss	106	15
Unrealized foreign exchange gain	(226)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,644)	320
Inventory	(4,265)	(2,797)
Prepaid expenses and other current assets	(3,070)	618
Accounts payable	2,105	(1,533)
Accrued liabilities	3,632	1,263
Accrued litigation expenses	(6,119)	(1,445)
Deferred revenue	4,610	2,862
Other	(29)	124
Net cash used in operating activities	(9,718)	(14,026)
Cash flows from investing activities:
Purchases of property and equipment	(3,791)	(1,903)
Net cash used in investing activities	(3,791)	(1,903)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	122,312	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	49,479
Proceeds from revolving credit facility	—	10,000
Principal payments on revolving credit facility	(20,000)	(10,000)
Principal payments on term loan	—	(539)
Proceeds from exercise of convertible preferred stock warrants	—	813
Proceeds from exercise of common stock options, net of repurchases of common stock	2,658	829
Other	(153)	(148)
Net cash provided by financing activities	104,817	50,434
Net increase in cash and cash equivalents	91,308	34,505
Cash and cash equivalents—beginning of period	20,793	23,867
Cash and cash equivalents—end of period	$112,101	$58,372
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$2,891	$2,592
Costs related to the initial public offering included in accounts payable and accrued liabilities	$1,424	$—
Accretion of Series D redeemable convertible preferred stock	$1,150	$33
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital upon the exercise of the convertible preferred stock warrants	$—	$2,199
Purchases of property and equipment included in accounts payable and accrued liabilities	$655	$195
Vesting of early exercised stock options	$243	$286
See accompanying notes to condensed consolidated financial statements.

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

Initial Public Offering
In March 2014, we completed our initial public offering (“IPO”), whereby 12,500,000 shares of common stock were sold to the public at a price per share of $15.00. We sold 9,000,000 common shares and selling stockholders sold 3,500,000 common shares. In April 2014, our underwriters exercised an overallotment available to them and an additional 345,000 shares were sold by our selling stockholders bringing the total shares sold to 12,845,000 for this offering. The total gross proceeds from the offering were $192.7 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the estimated aggregate net proceeds was $120.2 million. Upon the closing of the initial public offering, all shares of our outstanding redeemable convertible preferred stock and convertible preferred stock converted into 39,997,114 shares of common stock.

Reverse Stock Split
On March 6, 2014, we effected a 1-for-3.75 reverse stock split of our common stock and convertible preferred stock (collectively referred to as “Capital Stock”). Shares of our Series D redeemable convertible preferred stock were not subject to the split but instead the conversion price of the Series D redeemable convertible preferred stock was adjusted proportionally to reflect the split of the common stock issued upon conversion of the Series D redeemable convertible preferred stock. On  March 6, 2014 (i) each 3.75 shares of outstanding Capital Stock was combined into 1 share of Capital Stock; (ii) the number of shares of Capital Stock for which each outstanding option to purchase Capital Stock is exercisable was proportionately reduced on a 1-for-3.75 basis; (iii) the exercise price of each such outstanding option was proportionately increased on a 1-for-3.75 basis; (iv) each 3.75 shares of authorized Capital Stock was reduced to 1 share of Capital Stock; and (v) the conversion price of the Series D redeemable convertible preferred stock was adjusted from $2.2628 to $8.4855. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-3.75 reverse stock split.

Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
We had no comprehensive income (loss) other than our net income (loss), hence our comprehensive income (loss) is the same as the net income (loss) for all periods presented. Pursuant to the accounting guidance provided by Accounting Standard Codification ("ASC") 220 Comprehensive Income, we did not present statements of comprehensive income (loss) for the periods presented.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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

Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

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
Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenues for each period presented, or our gross accounts receivable balance as of each respective balance sheet date.
Revenues from our significant customers as a percentage of our total revenues for the three and six months ended June 30, 2014 and 2013 are follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2014	2013	2014	2013
Customer A	*	*	14%	*
Customer B	*	25%	10%	26%
Customer C	10%	*	*	*

* represents less than 10% of total revenues
As of June 30, 2014, another customer represented 20% of our total gross accounts receivable. No other customers accounted for 10% or more our total accounts receivable for the periods presented.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  We adopted ASU-2013-11 on January 1, 2014, and the adoption did not have a material impact on our consolidated financial statements since ASU-2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, as compared to the recent accounting pronouncements described in our prospectus filed with SEC on March 21, 2014, that are of significance or potential significance to us.
2. Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, preferred stock warrants and debt. Cash equivalents are stated at amortized cost, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of our revolving credit facility approximates the fair value as the stated interest rate approximates market rates currently available to us.
As of June 30, 2014 and December 31, 2013, our financial instruments consist of highly liquid money market funds which are classified as Level I assets in the fair value hierarchy as these instruments are valued using quoted market price for identical assets in an active market. We had no assets or liabilities classified within Level 2 or Level 3 as of June 30, 2014 and December 31, 2013 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement during the six months ended June 30, 2014.
The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2014		December 31, 2013
	Level 1	Total	Level 1	Total
Financial Assets
Money market funds	$104,048	$104,048	$14,029	$14,029

We did not have realized gains or losses for the three and six months ended June 30, 2014 or 2013 related to our financial assets.

3. Balance Sheets Components
Inventory
Components of inventory as of June 30, 2014 and December 31, 2013 are shown below (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$10,542	$10,625
Finished goods	7,999	6,541
Total inventory	$18,541	$17,166

Property and Equipment, Net
Components of property and equipment, net as of June 30, 2014 and December 31, 2013 are shown below (in thousands):

	June 30, 2014	December 31, 2013
Equipment	$26,853	$21,188
Software	2,748	2,479
Leasehold improvements	1,756	1,325
Furniture and fixtures	858	777
Construction in progress	269	123
Property and equipment, gross	32,484	25,892
Less: accumulated depreciation and amortization	(20,539)	(16,091)
Total property and equipment, net	$11,945	$9,801
Depreciation and amortization on our property and equipment for the three and six months ended June 30, 2014 was $2.5 million and $4.7 million. Depreciation and amortization on our property and equipment for the three and six months ended June 30, 2013 was $1.7 million and $3.1 million.

Deferred Revenue
Deferred revenue as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred revenue:
Products	$2,175	$3,170
Services	43,667	38,062
Total deferred revenue	45,842	41,232
Less: current portion	(31,315)	(28,448)
Long-term portion	$14,527	$12,784

Accrued Liabilities
Accrued liabilities as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation and benefits	$11,745	$9,015
Accrued tax liabilities	3,234	2,156
Other	4,666	4,343
Total accrued liabilities	$19,645	$15,514

Settlement of Contractual Liability
In May 2014, we reached a settlement agreement with one of our legal service providers which resulted in the reduction of a previously accrued contractual liability that totaled $12.0 million. We made a payment of $5.0 million in accordance with the terms of the settlement agreement and recorded a $7.0 million benefit to litigation expense during the three months ended June 30, 2014.

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. In March 2014, we repaid the $20.0 million outstanding borrowing under this credit facility. As of June 30, 2014, we have no outstanding borrowings under this credit facility.
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, and are described in Note 5, Debt, in the Notes to Consolidated Financial Statements of our final prospectus filed with the SEC on March 21, 2014. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of June 30, 2014.
At our option, the revolving credit facility bears interest at a rate per annum based on either (i) an alternate base rate plus a margin ranging from 1.75% to 2.50% depending on our total leverage ratio, or (ii) the London interbank offered rate, or LIBOR, based on one, two, three or six month interest periods plus a margin ranging from 2.75% to 3.50% depending on our total leverage ratio. The alternate base rate is equal to the greatest of (i) the Royal Bank of Canada’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the Eurodollar rate for a one month interest period plus a margin equal to 1.00%.
In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which will be amortized to interest expense over the three-year term of this credit facility. As of June 30, 2014, the unamortized debt issuance costs of $0.7 million were included within other assets in our condensed consolidated balance sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

5. Commitments and Contingencies
Legal Proceedings
From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, if any, the matters do not relate to a probable loss and/or amounts are not reasonably estimated. Although we believe that we have a strong defense for the litigation proceedings described below, there are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments and/or settlement payments, which could adversely affect gross margin and operating expenses in future periods.

Radware  v. A10
In May 2013, Radware, Ltd., and Radware, Inc. (collectively, “Radware”) filed suit against us in the United States District Court for the Northern District of California (the "Court"), asserting that our AX Series and EX Series products infringe three of Radware’s U.S. patents. Radware has also asserted similar claims against F5 Networks, Inc. (“F5”). We responded to the complaint on June 24, 2013. In June 2014, the Court granted-in-part and denied-in-part A10’s motion for summary judgment of non-infringement and denied A10’s motion for summary judgment of invalidity. No trial date has been set and the parties are in the process of conducting discovery.
Parallel v. A10
In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware. In the lawsuit, Parallel Networks alleges that our AX and Thunder series products infringe two of their U.S. patents. Parallel Networks is seeking injunctive relief, damages and attorneys’ fees and costs. Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Barracuda Networks, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., F5, Radware, Ltd., Riverbed Technology, Inc. and SAP AG. The separate trials for each defendant in these related actions are set to commence in June 2016 in accordance with an order to be set forth in a trial sequencing conference.
These matters are in the early stages, but we intend to vigorously defend the lawsuits. We are unable to reasonably estimate a possible loss or range of possible loss if any, in regards to these matters; therefore, no litigation reserve has been recorded in the accompanying consolidated balance sheet.
Lease Obligations and Other Commitments
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

6. Equity Award Plans
Equity Incentive Plans
2008 Plans
We adopted the 2008 Stock Option Plan (the "2008 Plan") for the purpose of granting stock-based awards to eligible service providers, which included our employees, directors, and consultants as well as employees and consultants of our subsidiaries. Stock options granted under the 2008 Plan were either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). With the establishment of the 2014 Equity Incentive Plan (the "2014 Plan") in March 2014, we terminated the 2008 Plan. Upon such termination, we ceased granting any awards under the 2008 Plan.

2014 Equity Incentive Plan
The 2014 Plan was adopted by our board of directors and approved by our stockholders in March 2014. The 2014 Plan was effective as of the business day immediately prior to the effectiveness of our registration statement for our initial public offering. The 2014 Plan replaced the 2008 Plan. Our 2014 Plan provides for the granting of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares to our employees, directors and consultants, and our subsidiary corporations’ employees and consultants.
A total of 7,700,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. As of June 30, 2014, we have granted 553,123 stock options and 102,265 RSUs under the 2014 Plan to our employees and consultants, we have 7,070,532 shares available for future grant.

Vesting periods of awards granted under the 2014 Plan are determined by the board of directors or other committees responsible for administering the 2014 Plan (the "Plan Administrators"). The Plan Administrators determine the contractual terms of awards granted under the 2014 Plan, provided that incentive stock options and stock appreciation rights granted expire no more than ten years from the grant date. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant, and for incentive stock options granted to any other employee, and nonstatutory stock options and stock appreciation rights granted to employees, directors or consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant.
Recipients of RSAs generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Plan Administrators provide otherwise.
RSUs granted under the 2014 Plan may be subject to vesting criteria which may be based on achievement of corporate or individual goals, including but not limited to continued services, applicable laws or any other basis that the Plan Administrators determine.
Performance units have an initial dollar value established by the Plan Administrators on or before the grant date. Performance shares will have an initial value equal to the fair market value of a share on the date of grant. The Plan Administrators will establish, at their discretion, (and may subsequently reduce or waive) performance goals or other vesting provisions, which depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants.

2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (the "2014 ESPP") was adopted by our board of directors and approved by our stockholders in March 2014 and was effective as of the business day immediately prior to the effectiveness of our registration statement for our initial public offering.
As of June 30, 2014, a total of 1,600,000 shares of our common stock are available for purchase under the 2014 ESPP On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the least of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors or other committee administering the 2014 ESPP.
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

Stock Option Activity
The following table summarizes our stock option activity and related information as of and for the six months ended June 30, 2014 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	9,971	$4.14	7.9	$58,515
Granted	1,264	$13.36
Exercised	(1,050)	$2.54
Canceled	(444)	$5.71
Outstanding as of June 30, 2014	9,741	$5.44	7.8	$77,371
Vested and expected to vest as of June 30, 2014	9,284	$5.27	7.7	$75,244
Vested and exercisable as of June 30, 2014	4,697	$2.73	6.5	$49,664

The following table provides information pertaining to our stock options for the six months ended June 30, 2014 and 2013 (in thousands, except weighted-average fair values):

	Six Months Ended June 30,
	2014	2013
Total fair value of options granted	$7,536	$3,300
Weighted average fair value of options granted	$5.96	$2.59
Intrinsic value of options exercised	$8,818	$1,111
The aggregate intrinsic value represents the difference between our estimated fair value of our common stock, prior to the IPO, or the closing stock price of our common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.
Restricted Stock Units Activity
The following table summarizes restricted stock units activity under all of our equity incentive plans for the six months ended June 30, 2014 (in thousands, except for weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	—	$—
Granted	102	13.15
Released	—	—
Canceled	—	—
Outstanding as of June 30, 2014	102	$13.15

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options and ESPP. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Options: *
Expected term (in years)	5.50	n/a	5.50	6.08
Risk-free interest rate	1.73%	n/a	1.73%	1.12%
Expected volatility	45%	n/a	47%	46%
Dividend rate	—%	n/a	—%	—%
ESPP: **
Expected term (in years)	1.4	n/a	1.4	n/a
Risk-free interest rate	0.24%	n/a	0.24%	n/a
Expected volatility	31%	n/a	31%	n/a
Dividend rate	—%	n/a	—%	n/a

* We did not grant stock options during the three months ended June 30, 2013
** We did not have an ESPP plan prior to the adoption of our 2014 ESPP plan in March 2014.

Stock-based Compensation
The total stock-based compensation recognized for stock-based awards granted under the 2014 Plan, the 2008 Plan, the 2004 Plan and the 2014 ESPP for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$216	$32	$301	$64
Sales and marketing	1,457	471	2,341	945
Research and development	944	268	1,407	529
General and administrative	389	93	727	189
Total stock-based compensation	$3,006	$864	$4,776	$1,727
At June 30, 2014, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $17.5 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.9 years.

7. Earnings Per Share
For periods presented prior to the IPO, basic and diluted net income (loss) per common share is computed using the two-class method required for participating securities. Concurrent with the closing of the IPO in March 2014, all shares of outstanding preferred stock converted into shares of our common stock. Following the date of the IPO, the two-class method was no longer required. We currently have one outstanding class of securities.

The following table sets forth the computation of our basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(1,296)	$(10,246)	$(7,548)	$(18,779)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	59,711	9,144	36,712	9,075
Net loss attributable to common stockholders, basic and diluted	$(0.02)	$(1.12)	$(0.21)	$(2.07)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock (on an as if converted basis)	—	30,828	—	30,611
Stock options and restricted stock units	9,994	7,833	9,965	7,695
Common stock subject to repurchase	311	348	311	377
Convertible preferred stock warrants	—	—	—	89
	10,305	39,009	10,276	38,772

8. Income Taxes
We recorded income tax expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2014, which was primarily comprised of state and foreign taxes. We recorded income tax expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, which was primarily comprised of state and foreign taxes. The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, and excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized.  Accordingly, we maintain a valuation allowance against all of its net deferred tax assets as of June 30, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets.
We had $2.3 million and $1.8 million of unrecognized tax benefits as of June 30, 2014 and December 31, 2013.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in condensed consolidated statements of operations.  All tax years remain open and are subject to future examinations by federal, state and foreign tax authorities. We are not under examination in any jurisdiction.

9. Segment Information
Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment structure.
The following table represents revenues by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$26,215	$10,303	$44,428	$20,876
Japan	8,471	11,644	25,775	24,042
Asia Pacific, excluding Japan	4,370	3,522	8,675	6,068
EMEA	3,925	3,276	8,065	4,929
Other	2,151	1,386	3,934	3,797
Total revenue	$45,132	$30,131	$90,877	$59,712
No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three months ended June 30, 2014 and 2013.
 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$10,605	$8,599
Japan	380	572
Asia Pacific, excluding Japan	1,920	1,657
EMEA	106	34
Total property and equipment, net and intangible assets, net	$13,011	$10,862

10. Related-Party Transactions
An affiliate of one of our significant stockholders is also acting as a reseller of our products. During the three and six months ended June 30, 2014, we recognized $0.6 million and $1.1 million total revenue from this reseller. During the three and six months ended June 30, 2013, we recognized $1.6 million and $2.6 million total revenue from this reseller.
We had gross accounts receivable of $0.1 million from this reseller as of June 30, 2014 and December 31, 2013.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our business plan and our ability to effectively manage our growth;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect, and enhance our brand and intellectual property; and

•	future acquisitions of or investments in complementary companies, products, services or technologies.
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
We derive revenue from sales of products and related support services. Products revenue is generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support. End-customers predominantly purchase maintenance and support in conjunction with purchases of our products.
We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of June 30, 2014, we had sold products to more than 3,300 customers across 68 countries, including three of the top four United States wireless carriers, seven of the top ten United States cable service providers, and the top three wireless carriers in Japan, in addition to other global enterprises, Web giants and governmental organizations.
We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, California facilities, as well as at our manufacturers’ locations. We warehouse and deliver the majority of our products out of our San Jose warehouse. We also outsource warehousing and delivery to a third-party logistics provider in some regions.
During the six months ended June 30, 2014, 49% of our total revenue was generated from the United States, 28% from Japan, and 23% from other geographical regions. During the year ended December 31, 2013, 48% of our total revenue was generated from the United States, 28% from Japan and 24% from other geographical regions.
As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the six months ended June 30, 2014 and years ended December 31, 2013 and 2012, purchases from our ten largest end-customers accounted for approximately 47%, 43% and 49% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 48%, 47% and 53% of our total revenue during the six months ended June 30, 2014 and years ended December 31, 2013 and 2012. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased product is difficult to predict.  As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period and cause our quarterly revenue and operating results to fluctuate from quarter to quarter and also be difficult to predict.
We believe our revenue during the six months ended June 30, 2013 was affected by the issuance of injunctions related to our now settled litigation with Brocade Communications Systems, Inc. Although such injunctions did not prevent us from selling our redesigned products, certain customers informed us that they would not purchase any of our products until we settled the dispute. Total revenue for the six months ended June 30, 2014 was $90.9 million, a 52.2% increase from the same period in the prior year.
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

Gross Margin
Gross margin may vary and be unpredictable from quarter to quarter based on a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, discounts on early sales of new products to gain market penetration, inventory write-downs and international currency exchange rates. As to currency, our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation. The largest component of our operating expenses, excluding litigation, is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Litigation Expense (Benefit)
Litigation expense (benefit) is comprised of legal expenses incurred related to litigation and charges for litigation reserves. Legal expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve consists of accruals we make for estimated losses in pending legal proceedings. Changes in the reserve are made as we change our estimates or make payments in damages or settlement.

Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense on our debt obligations. At June 30, 2014, we have no outstanding balances on our credit facility.  We expect to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility we would reduce the commitment fees accrued and increase the interest on outstanding balances.

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

Provision for Income Taxes
Provision for income taxes currently consists of taxes from state and foreign jurisdictions. For federal and state tax purposes, we maintain a valuation allowance against all of our net deferred tax assets. We will continue to maintain a full valuation allowance against our net federal and state deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets. As a result, the provision for income taxes primarily relates to state and foreign taxes.

Results of Operations
The following tables provide a summary of our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 as derived from our condensed consolidated financial statements included in Part I Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended June 30,
	2014		2013		Increase (Decrease)
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent
Revenue:
Products	$34,122	75.6%	$23,064	76.5%	$11,058	47.9%
Services	11,010	24.4	7,067	23.5	3,943	55.8
Total revenue	45,132	100.0	30,131	100.0	15,001	49.8
Cost of revenue:
Products	7,410	16.4	4,894	16.2	2,516	51.4
Services	2,930	6.5	2,020	6.7	910	45.0
Total cost of revenue	10,340	22.9	6,914	22.9	3,426	49.6
Gross profit	34,792	77.1	23,217	77.1	11,575	49.9
Operating expenses:
Sales and marketing	23,975	53.1	15,723	52.2	8,252	52.5
Research and development	11,869	26.3	8,336	27.7	3,533	42.4
General and administrative	5,531	12.3	3,697	12.3	1,834	49.6
Litigation expense (benefit)	(5,859)	(13.0)	4,800	15.9	(10,659)	(222.1)
Total operating expenses	35,516	78.7	32,556	108.0	2,960	9.1
Loss from operations	(724)	(1.6)	(9,339)	(31.0)	8,615	92.2
Other income (expense), net:
Interest expense	(125)	(0.3)	(33)	(0.1)	(92)	(278.8)
Interest income and other income (expense), net	(138)	(0.3)	(683)	(2.3)	545	79.8
Total other income (expense), net	(263)	(0.6)	(716)	(2.4)	453	63.3
Loss before provision for income taxes	(987)	(2.2)	(10,055)	(33.4)	9,068	90.2
Provision for income taxes	309	0.7	158	0.5	151	95.6
Net loss	$(1,296)	(2.9)%	$(10,213)	(33.9)%	$8,917	87.3%

	Six Months Ended June 30,
	2014		2013		Increase (Decrease)
	Amount	Percent of Total Revenues	Amount	Percent of Total Revenues	Amount	Percent
Revenue:
Products	$70,539	77.6%	$46,333	77.6%	$24,206	52.2%
Services	20,338	22.4	13,379	22.4	6,959	52.0
Total revenue	90,877	100.0	59,712	100.0	31,165	52.2
Cost of revenue:
Products	14,837	16.3	9,800	16.4	5,037	51.4
Services	5,556	6.1	3,718	6.2	1,838	49.4
Total cost of revenue	20,393	22.4	13,518	22.6	6,875	50.9
Gross profit	70,484	77.6	46,194	77.4	24,290	52.6
Operating expenses:
Sales and marketing	45,538	50.1	31,312	52.4	14,226	45.4
Research and development	23,074	25.4	16,108	27.0	6,966	43.2
General and administrative	10,894	12.0	7,527	12.6	3,367	44.7
Litigation expense (benefit)	(4,013)	(4.4)	8,204	13.7	(12,217)	(148.9)
Total operating expenses	75,493	83.1	63,151	105.8	12,342	19.5
Loss from operations	(5,009)	(5.5)	(16,957)	(28.4)	11,948	70.5
Other income (expense), net:
Interest expense	(712)	(0.8)	(46)	(0.1)	(666)	(1,447.8)
Interest income and other income (expense), net	(163)	(0.2)	(1,364)	(2.3)	1,201	88.0
Total other income (expense), net	(875)	(1.0)	(1,410)	(2.4)	535	37.9
Loss before provision for income taxes	(5,884)	(6.5)	(18,367)	(30.8)	12,483	68.0
Provision for income taxes	514	0.6	379	0.6	135	35.6
Net loss	$(6,398)	(7.0)%	$(18,746)	(31.4)%	$12,348	65.9%

 Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Revenue
A summary of our total revenues for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenue:
Products	$34,122	$23,064	$11,058	47.9%
Services	11,010	7,067	3,943	55.8
Total revenue	$45,132	$30,131	$15,001	49.8%
Revenue by geographic location:
United States	$26,215	$10,303	$15,912	154.4%
Japan	8,471	11,644	(3,173)	(27.3)
Asia Pacific, excluding Japan	4,370	3,522	848	24.1
EMEA	3,925	3,276	649	19.8
Other	2,151	1,386	765	55.2
Total revenue	$45,132	$30,131	$15,001	49.8%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenue:
Products	$70,539	$46,333	$24,206	52.2%
Services	20,338	13,379	6,959	52.0
Total revenue	$90,877	$59,712	$31,165	52.2%
Revenue by geographic location:
United States	$44,428	$20,876	$23,552	112.8%
Japan	25,775	24,042	1,733	7.2
Asia Pacific, excluding Japan	8,675	6,068	2,607	43.0
EMEA	8,065	4,929	3,136	63.6
Other	3,934	3,797	137	3.6
Total revenue	$90,877	$59,712	$31,165	52.2%
Total revenue increased $15.0 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 which consisted of $11.1 million increase in products revenue and a $3.9 million increase in services revenue. Total revenue increased $31.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 which consisted of a $24.2 million increase in products revenue and a $7.0 million increase in services revenue.
The increase in products revenue during the three and six months ended June 30, 2014 was primarily driven by a rise in sales of our products primarily due to greater adoption of our solutions to new and existing customers which we believe benefited from the absence of the negative effect of the injunction issued in January 2013 related to the now settled Brocade litigation. The injunction did not prevent us from shipping our redesigned products in January 2013, but at that time, some customers informed us they would not purchase our products until after settlement of the litigation, which occurred in May 2013. In addition, there has been a rapid adoption of our Thunder series products introduced in Q3 2013 which accounted for the majority of products revenue in the three and six months ended June 30, 2014. Our Thunder series of products include our ADC, CGN and TPS product lines.
The increase in services revenue in the three and six months ended June 30, 2014 was related to the increase in PCS sales in connection with our increasing installed customer base. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the three months ended June 30, 2014, services revenue recognized from our installed base with existing contracts prior to April 1, 2014 grew by 60% as compared to revenue generated from our installed base with existing contracts prior to April 1, 2013 during the three months ended June 30, 2013. During the six months ended June 30, 2014, services revenue recognized from our installed base of existing contracts prior to 2014 grew by 53% as compared to revenue generated from our installed base of existing contracts prior to 2013 during the six months ended June 30, 2013.
During the three months ended June 30, 2014, 58%, or $26.2 million of total revenue was generated from the United States and 19%, or $8.5 million of total revenue was generated from Japan. Revenue from the United States grew by 154% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. We continue to see growth in our Asia Pacific, excluding Japan and EMEA regions with revenue increasing by 24% to $4.4 million and 20% to $3.9 million during the three months ended June 30, 2014 as compared to the same period in the prior year. These revenue increases were offset by a 27%, or a $3.2 million decrease in total revenue from Japan due to a broad-based slow down and delay in service provider purchases in the region during the three months ended June 30, 2014 compared to the same period in 2013.
During the six months ended June 30, 2014, 49%, or $44.4 million of total revenue was generated from the United States and 28%, or $25.8 million of total revenue was generated from Japan.  Revenue from the United States grew by 113% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as the negative effects of the now settled Brocade litigation during the prior period has subsided. We continue to see growth in our EMEA and Asia Pacific, excluding Japan regions with revenue increasing by 64% to $8.1 million and 43% to $8.7 million during the six months ended June 30, 2014 as compared to the same period in the prior year.  This increase was primarily due to our efforts to expand our presence in regions outside the United States. Revenue from our Japan region increased by 7% for the six months ended June 30, 2014 as compared to the same period in the prior period as a result of a 40% increase in sales during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 offset by a 27% decrease in sales in the region during the three months ended June 30, 2014 as compared to the same period in 2013. These fluctuations were a result of a broad-based slow down and delay in service provider purchases in the region.
We believe these growth rates are attributable to the overall adoption of our solutions and as a result of investments in sales and marketing activities in these regions.

Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue
A summary of our cost of revenues for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Cost of revenue:
Products	$7,410	$4,894	$2,516	51.4%
Services	2,930	2,020	910	45.0
Total cost of revenue	$10,340	$6,914	$3,426	49.6%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Cost of revenue:
Products	$14,837	$9,800	$5,037	51.4%
Services	5,556	3,718	1,838	49.4
Total cost of revenue	$20,393	$13,518	$6,875	50.9%

Gross Margin
A summary of gross profit and gross margin for the three and six months ended June 30, 2014 and 2013 is as follows: (in thousands, except for gross margins):

	Three Months Ended June 30,
	2014		2013		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$26,712	78.3%	$18,170	78.8%	$8,542	(0.5)%
Services	8,080	73.4	5,047	71.4	3,033	2.0
Total gross profit	$34,792	77.1%	$23,217	77.1%	$11,575	—%

	Six Months Ended June 30,
	2014		2013		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$55,702	79.0%	$36,533	78.8%	$19,169	0.2%
Services	14,782	72.7	9,661	72.2	5,121	0.5
Total gross profit	$70,484	77.6%	$46,194	77.4%	$24,290	0.2%
Products gross margin decreased 0.5 percentage points in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an unfavorable shift in our geographical sales mix. During the three months ended June 30, 2013 higher sales volumes were from geographic regions with generally higher gross margins compared to the three months ended June 30, 2014. This was offset to a lesser extent by improved efficiencies in our warehouse and logistics operations.
Products gross margin increased 0.2 percentage points in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to improved efficiencies in our warehousing and logistics operations and partially offset by the impact of a shift in sales mix away from geographic regions with generally higher gross margins.
Services gross margin increased 2.0 percentage points in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as a result of a 56% growth in services revenue and partially offset by the impact of a 45% increase in cost of services. Services gross margin increased 0.5 percentage points in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of a 52% growth in services revenue partially offset by the impact of a 49% increase in cost of services. Our customer support, training, and professional services headcount increased by 57% from June 30, 2013 to June 30, 2014. Our cost of services increased primarily as a result of our investment to expand our service and support group in anticipation of future growth in our installed base.

Operating Expenses
A summary of our operating expenses for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$23,975	$15,723	$8,252	52.5%
Research and development	11,869	8,336	3,533	42.4
General and administrative	5,531	3,697	1,834	49.6
Litigation expense (benefit)	(5,859)	4,800	(10,659)	(222.1)
Total operating expenses	$35,516	$32,556	$2,960	9.1%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$45,538	$31,312	$14,226	45.4%
Research and development	23,074	16,108	6,966	43.2
General and administrative	10,894	7,527	3,367	44.7
Litigation expense (benefit)	(4,013)	8,204	(12,217)	(148.9)
Total operating expenses	$75,493	$63,151	$12,342	19.5%

Sales and Marketing
Sales and marketing expenses increased $8.3 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily attributable to $5.8 million increase in personnel and related costs, which includes a $1.0 million increase in stock-based compensation, as a result of a 32% increase in sales and marketing headcount from June 30, 2013 to June 30, 2014.  The increase was also attributable to a $0.6 million increase in marketing and promotion costs associated with advertising and trade shows, $0.6 million increase in professional fees, and $0.5 million in travel costs as we increased our sales and marketing efforts to grow our revenue. Depreciation expense allocated to sales and marketing departments also increased by $0.4 million as a result of higher headcount and increased activity in product demonstration equipment to customers.
Sales and marketing expenses increased $14.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily attributable to $9.5 million increase in personnel and related costs, which includes a $1.4 million increase in stock-based compensation primarily as a result of the above mentioned 32% increase in sales and marketing headcount.  The increase was also attributable to a $1.4 million increase in marketing and promotion costs associated with advertising and trade shows, $0.9 million in travel costs and $0.9 million increase in professional fees, as we increased our sales and marketing efforts to grow our revenue. Depreciation expense allocated to sales and marketing departments also increased by $0.9 million as a result of higher headcount and increased activity in product demonstration equipment to customers.

Research and Development
Research and development expenses increased $3.5 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily attributable to a $2.9 million increase in personnel and related costs, which includes a $0.7 million increase in stock-based compensation. The increases in personnel costs primarily resulted from a 26% increase in research and development headcount from June 30, 2013 to June 30, 2014, as we continued our efforts to develop new products and additional functionality for our existing products. The increases in research and development expense also reflected a $0.3 million increase in depreciation and allocated facilities and information technology infrastructure costs in the three months ended June 30, 2014 compared to the same period in 2013.
Research and development expense increased $7.0 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily attributed to a $5.4 million increase in personnel and related costs, which includes a $0.9 million increase in stock-based compensation. The increases in personnel costs primarily resulted from the 26% headcount increase as discussed above. The increases in research and development expense also reflected a $0.8 million increase in professional services fees largely attributable to certification fees on our new products and a $0.6 million increase in depreciation and allocated facilities and information technology infrastructure costs in the six months ended June 30, 2014 compared to the same period in 2013.

General and Administrative
General and administrative expenses increased $1.8 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily attributable to a $0.8 million increase in personnel related costs which includes a $0.3 million increase in stock-based compensation. The increase in personnel related costs was a result of an increase to our general and administrative headcount of 27% from June 30, 2013 to June 30, 2014. In addition, office related expenses increased by $0.5 million for the three months ended June 30, 2014 compared to the same period in the prior year primarily due to increased costs associated with being a public company. Professional services costs increased by $0.4 million in the three months ended June 30, 2014 compared to the same periods in 2013 primarily related to increased general legal fees and consultant fees in connection with scaling our organization to support increased business activity.

General and administrative expenses increased $3.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily attributed to a $1.5 million increase in personnel related costs which includes a $0.5 million increase in stock-based compensation. The increase in personnel related costs was a result of our general and administrative headcount increase of 27% from June 30, 2013 to June 30, 2014. In addition, office related expenses increased by $1.0 million for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to increased costs associated with being a public company and professional services costs increased by $0.6 million in the six months ended June 30, 2014 compared to the same periods in 2013 primarily related to increased general legal fees and consultant fees in connection with scaling our organization to support increased business activity.

Litigation Expense (Benefit)
Litigation expense (benefit) was a benefit of $(5.9) million and $(4.0) million for the three and six months ended June 30, 2014 as compared to an expense of $4.8 million and $8.2 million for the same periods in the prior year. The benefit for the three and six months ended June 30, 2014 was comprised of a benefit of $7.0 million offset by normal recurring litigation expense of $1.1 million and $3.0 million. The litigation benefit was the result of a settlement agreement with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability of $7.0 million. The decrease of $3.7 million and $5.2 million in recurring litigation expense for the three and six months ended June 30, 2014 was primarily due to the finalization of litigation with Brocade in May 2013 and no similar significant litigation matters in 2014. These decreases were partially offset by additional costs related to litigation with Radware and Parallel Networks.

Interest Expense
Interest expense increased $0.1 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to interest expense related to our revolving credit facility. Interest expense increased $0.7 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due primarily to the $0.3 million contingent payment due upon completion of the initial public offering to a lender and $0.4 million of interest expense related to our revolving credit facility.

Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, decreased $0.5 million and $1.2 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 primarily due to the decline in foreign currency exchange losses arising from transactions denominated in Japanese yen, which was relatively stable during the three and six months ended June 30, 2014 as compared to the same periods in the prior year.

Provision for Income Taxes
We recorded an income tax provision of $0.3 million and $0.5 million for the three months ended June 30, 2014 which is primarily the result of taxes in foreign jurisdictions. We recorded an income tax provision of $0.2 million and $0.4 million for the three and six months ended June 30, 2013 which is primarily the result of taxes in foreign jurisdictions. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that said deferred tax assets will be realized. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through private placements of our convertible preferred stock, debt financings and cash flows derived from the sale of our products and PCS contracts.  As of June 30, 2014, cash and cash equivalents were $112.1 million, including $1.9 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2014, we had working capital of $112.3 million, an accumulated deficit of $153.5 million and a total stockholders' equity of $112.4 million.
In March 2014, we completed our initial public offering, whereby we sold 12,500,000 common shares at $15.00 per share (3,500,000 of which were offered by selling stockholders) and received net cash proceeds of $122.3 million after underwriting discounts and commissions and offering expenses during the six months ended June 30, 2014.  We plan to continue to invest for long-term growth and anticipate our investment will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products.  In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.  If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
As we invest in the growth of our business, we expect to incur additional $4.6 million in capital expenditures in the remainder of 2014 due to recurring investments in computer hardware and software. In addition, as described in the section "Legal Proceedings" we are currently involved in ongoing litigation related to our intellectual property. Any adverse settlements or judgments in any of this litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt to the trailing four quarters. Adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses). In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility.  The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity.  Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends.  As of June 30, 2014, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows
The following table summarizes our cash flows related activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(9,718)	$(14,026)
Investing activities	(3,791)	(1,903)
Financing activities	104,817	50,434
Net increase in cash and cash equivalents	$91,308	$34,505

Cash Flows from Operating Activities
Our cash used in operating activities is driven primarily by sales of our products and, to a lesser extent, by up-front payments from end-customers under PCS contracts. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses, costs related to our facilities and litigation expenses. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel and sales and marketing activities, our working capital requirements, and litigation expenses.
During the six months ended June 30, 2014, cash used in operating activities was $9.7 million, consisting of a net loss of $6.4 million and a $5.8 million increase in net operating assets and liabilities offset by non-cash charges of $2.5 million. Our non-cash charges consisted primarily of depreciation and amortization of $4.7 million and stock-based compensation of $4.8 million, partially offset by a $7.0 million gain on settlement of contractual liability. The change in our net operating assets and liabilities was primarily due to a $6.1 million decrease in accrued litigation expenses, a $4.3 million increase in inventory, a $3.1 million increase in prepaid expenses and other current assets and $2.6 million increase in accounts receivable, partially offset by a $5.7 million increase in accounts payable and accrued liabilities and a $4.6 million increase in deferred revenue. The decrease in accrued litigation costs was primarily due to the $5.0 million payment we made under the term of a settlement of contractual liability we reached with one of our legal services providers in May 2014. The increase in inventory and prepaid and other current assets was associated with our business growth. The increase in accounts receivable was primarily due to the timing of billing and cash collection, as a higher portion of the June 30, 2014 outstanding accounts receivable were billed during the latter half of the quarter compared to December 31, 2013 outstanding accounts receivable. The increase in accounts payable and accrued liabilities were primarily attributable to increased business activity level and the timing of vendor invoice payments. The increase in deferred revenue was due to billings of support contracts with service terms that are typically one year.
During the six months ended June 30, 2013, cash used in operating activities was $14.0 million, consisting of a net loss of $18.7 million and $0.6 million decrease in our net operating assets and liabilities partially offset by $5.3 million in non-cash charges.  Our non-cash charges primarily consisted of $3.2 million in depreciation and amortization, $1.7 million stock-based compensation and $0.5 million of provisions for doubtful accounts and sales returns.  The decrease in our net operating assets and liabilities primarily consisted of a $2.8 million increase in inventory and a $1.4 million increase in accrued litigation expenses, partially offset by a $2.9 million increase in deferred revenues, a $0.6 million decrease in prepaid expenses and a $0.3 million decrease in accounts receivable. The increases in inventory and deferred revenue balances were largely attributable to our business growth. The increase in accrued litigation expenses was largely attributed to the Brocade litigation matter which was settled in May 2013.

Cash Flows from Investing Activities
During the six months ended June 30, 2014 and 2013, cash used in investing activities was $3.8 million and $1.9 million primarily for purchases of equipment.

Cash Flows from Financing Activities
During the six months ended June 30, 2014, cash provided by financing activities was $104.8 million, primarily consisting of $122.3 million in net proceeds from the issuance of our common stock to outside investors in our IPO, and $2.7 million from exercise of common stock options, partially offset by a $20.0 million payment of our revolving credit facility.
During the six months ended June 30, 2013, cash provided by financing activities was $50.4 million, primarily consisting of $49.5 million in aggregated net proceeds from the issuance of our Series D redeemable convertible preferred stock, $0.8 million in proceeds from exercise of Series C convertible preferred stock warrants and $0.8 million from exercise of common stock options, net of repurchase of common stock, partially offset by a $0.5 million principal payments on our term loan.

Contractual Obligations
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of December 31, 2013, we had outstanding borrowings under the revolving credit facility of $20.0 million, which was repaid in March 2014. We have no outstanding borrowings under this credit facility as of June 30, 2014.

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the SEC on March 21, 2014, except for the determination of fair value of our common stock, which was used in the estimating the fair value of stock-based awards at grant date.  Prior to our IPO in March 2014, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the prospectus. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the grant date for purposes of determining the exercise price per share of our options to purchase common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in the Japanese yen. Our costs and expenses are generally denominated in the currencies in where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenues resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenues and operating income. As exchange rates vary, operating income may differ from expectations.
The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen and the Euro, and the U.S. dollar could have adverse impact to our consolidated financial position and results of operations.
For the six months ended June 30, 2014, we recorded a $0.2 million foreign exchange loss as other income (expense), net in our Condensed Consolidated Statement of Operations. The effect of a hypothetical 10% change in our exchange rate for the six months ended June 30, 2014 would not have a significant impact on our operating loss.

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
Our exposure to interest rates risk relates to our revolving credit facility with variable interest rate, where an increase in interest rate may result in higher borrowing costs.  Since we have no outstanding borrowings under our credit facility as of June 30, 2014, the effect of a hypothetical 10% change in interest rate would not have a significant impact on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information with respect to this Item may be found in Note 5. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, and in our other public filings including our prospectus filed on March 21, 2014. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the trading price of our common stock could decline, perhaps significantly.
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
We experienced net losses for the years ended December 31, 2012 and 2013, and six months ended June 30, 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and six months ended June 30, 2014, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. and in our settlement of the Brocade litigation. As a public company, we will also incur significant accounting, legal and other expenses that we did not incur as a private company.
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
As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during the year ended December 31, 2012, approximately 13% of our total revenue during the year ended December 31, 2013 and 8% of our total revenue during the six months ended June 30, 2014.  In addition, during the years ended December 31, 2012 and 2013, and six months ended June 30, 2014, purchases from our ten largest end-customers accounted for approximately 49%, 43% and 47% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 53%, 47% and 48% of our total revenue during the years ended December 31, 2012 and 2013, and six months ended June 30, 2014.
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
We have in the past been involved in two litigation matters with F5 Networks, Inc., a litigation matter with Allegro Software Development, Inc. and a litigation matter with Brocade, all of which have since settled. As part of the settlement with Brocade, we made a significant cash payment to Brocade, granted a license to Brocade to use all of our issued, pending and future patents, and received and granted certain covenants not to sue. We are currently party to two litigation matters. In May 2013, Radware filed suit against us for patent infringement in the United States District Court for the Northern District of California, alleging that our AX and EX Series products infringe three Radware patents. In November 2013, Parallel Networks, LLC, which we believe is a patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware alleging that our AX and Thunder series products infringe two of their patents. These plaintiffs are seeking injunctive relief, damages, costs and, in the case of the Radware lawsuit, attorneys’ fees. While we intend to defend ourselves vigorously against the allegations in these lawsuits, these litigation matters, regardless of the outcome, could result in significant costs and diversion of our management’s efforts.
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
We also rely in part on confidentiality and/or assignment agreements with our technology partners, employees, consultants, advisors and others. We did not, however, obtain general employee confidentiality and assignment agreements from certain former employees who worked with us prior to July 2010, although we did receive specific assignments from each of these employees who was an inventor of any technologies that we patented. These protections and agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. In addition, others may independently discover our trade secrets and intellectual property information we thought to be proprietary, and in these cases we would not be able to assert any trade secret rights against those parties. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property or technology. Monitoring unauthorized use of our intellectual property is difficult and expensive. We have not made such monitoring a priority to date and will not likely make this a priority in the future. We cannot be certain that the steps we have taken or will take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into three categories:

•
Companies that sell products in the traditional ADC market. In the ADC market, we compete against other companies that are well established in this market, including F5 Networks, Inc., Brocade, Cisco Systems, Inc., Citrix Systems, Inc., and Radware Ltd.;

•
Companies that sell CGN products. Our purpose-built CGN solution competes primarily against products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc.,; and

•
Companies that sell traditional DDoS mitigation products. We are a new entrant into the DDoS market and first publicly launched our DDoS detection and mitigation solution, TPS, in January 2014. We believe our principal competitors in this market are Arbor Networks, Inc., a subsidiary of Danaher Corporation, and Radware.

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
Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services at a greater range of prices;

•
the ability to incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling or closed technology platforms;

•	broader distribution and established relationships with distribution channel partners in a greater number of worldwide locations;

•	access to larger end-customer bases;

•	the ability to use their greater financial resources to attract our research and development engineers as well as other employees of ours;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.
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
Some of our large end-customers have significant purchasing power and, accordingly, have requested from us and received more favorable terms and conditions, including lower prices than we typically provide. As we seek to sell products to this class of end-customer, we may agree to these terms and conditions, which may include terms that reduce our gross margin and have an adverse effect on our business.
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
Our gross margin may fluctuate from period to period in response to a number of factors, such as the mix of our products sold and the geographic locations of our sales. Our products tend to have varying gross margins in different geographic regions. We also may offer pricing discounts from time to time as part of a targeted sales campaign or as a result of pricing pressure from our competitors. In addition, our larger end-customers may negotiate pricing discounts in connection with large orders they place with us. The sale of our products at discounted prices could have a negative impact on our gross margin. We also must manage our inventory of existing products when we introduce new products. For example, in the fourth quarter of 2013, our gross margin decreased to 74% due primarily to geographical mix and selling some end-of-life product at low margins. If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. dollars; however, in Japan they are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen may therefore affect our actual revenue and gross margin.
We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.
A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During years ended December 31, 2012 and 2013, and six months ended June 30, 2014, approximately 64%, 52% and 51% of our total revenue was generated from customers located outside of the United States. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also seek to enter into distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful distributor relationships internationally or recruit additional companies to enter into distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms in customer contracts other than our standard terms. To the extent that we may enter into customer contracts in the future that include non-standard terms, our operating results may be adversely impacted.
We have a significant presence in international markets and plan to continue to expand our international operations, which exposes us to a number of risks that could affect our future growth.
Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 27 countries, including in the following countries and regions: United States, Western Europe, Japan, China, Taiwan and South Korea. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•	general economic and political conditions in these foreign markets;

•	economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	the uncertainty of protection for intellectual property rights in some countries;

•
greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices; and

•
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
Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.2 million decrease in our total revenue and a $2.1 million decrease in our operating income for the year ended December 31, 2013, and a hypothetical 10% favorable movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.5 million increase in our total revenue and a $2.1 million increase in operating income for the year ended December 31, 2013.  As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.
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

We currently have “significant deficiencies” (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) in our internal control over financial reporting relating to our inadequate design of the financial closing and reporting process. We did not maintain financial close process and procedures that were adequately designed, documented and executed to support the accurate and timely reporting of our financial results. Specifically, during 2013, we did not maintain effective controls in relation to reviews of account reconciliations and the tax provision. Although we are taking steps to strengthen our accounting staff and internal controls and plan to take additional measures to remediate the underlying causes of these significant deficiencies, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these significant deficiencies. If we are unable to successfully remediate these significant deficiencies, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or applicable stock exchange listing requirements on a timely basis, cause our stock price to be adversely affected or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.
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
Any errors, defects or vulnerabilities in our products could result in:

•	expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors and defects or to address and eliminate vulnerabilities;

•	loss of existing or potential end-customers or distribution channel partners;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	indemnification obligations under our agreements with resellers, distributors and/or end-customers;

•	an increase in warranty claims compared with our historical experience or an increased cost of servicing warranty claims, either of which would adversely affect our gross margin; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.
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
Many of our products include proprietary technologies licensed from third parties. In the future, it may be necessary to renew licenses for third party technology or obtain new licenses for other technology. These third party licenses may not be available to us on acceptable terms, if at all. As a result, we could also face delays or be unable to make changes to our products until equivalent technology can be identified, licensed or developed and integrated with our products. Such delays or an inability to make changes to our products, if it were to occur, could adversely affect our business, operating results and financial condition. The inability to obtain certain licenses to third-party technology, or litigation regarding the interpretation or enforcement of license agreements and related intellectual property issues, could have a material adverse effect on our business, operating results and financial condition.
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
You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 32%, 18% and 52% in 2012 and 2013 and the six month ended June 30, 2014. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
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
Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of June 30, 2014, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.
Our sales to governmental organizations are subject to a number of challenges and risks.
We sell to governmental organization end-customers. Sales to governmental organizations are subject to a number of challenges and risks. Selling to governmental organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We have not yet received security clearance from the United States government, which prevents us from being able to sell directly for certain governmental uses. There can be no assurance that such clearance will be obtained, and failure to do so may adversely affect our operating results. Governmental organization demand and payment for our products may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Governmental organizations may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results.
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
Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.
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
Most of our sales are on an open credit basis, with typical payment terms ranging from 30 to 90 days depending on local customs or conditions that exist in the sale location. If any of the distribution channel partners or end-

customers responsible for a significant portion of our revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed.
Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
Our executive officers and directors, together with entities affiliated with these individuals and stockholders who own greater than 5% of our outstanding common stock, hold 46.7% and 41.5% of our outstanding common stock after the initial public offering, based on the number of shares outstanding as of December 31, 2013 and June 30, 2014. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock following the initial public offering may fluctuate substantially. Following the completion of the initial public offering, the market price of our common stock may be higher or lower than the price you pay in the offering, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation or investigations involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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
Upon release of the underwriters’ lockup from our initial public offering, which is currently scheduled to expire on September 17, 2014, approximately 5,500,000 vested and exercisable options to purchase our common stock, will be eligible for sale, in addition to the 59,768,405 common shares outstanding as of June 30, 2014, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of up to approximately 36,152,114 shares of our common stock, or 60.5% of our total outstanding common stock, based on shares outstanding as of June 30, 2014, will be entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement. If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.
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
Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preference and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our Chief Executive Officer, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
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

•
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
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
We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, our revolving credit facility currently restrict our ability to pay dividends while this facility remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
Since April 1, 2014, we issued the following unregistered securities:
a. Preferred Stock Issuances
None
b. Option and Common Stock Issuances
None

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
In April 2014, our underwriters exercised an overallotment available to them and an additional 345,000 shares were sold by our selling stockholders which increased the total shares sold to 12,845,000 and aggregated gross proceeds to $192,675,000 for this offering.
On March 31, 2014, we paid the $20 million outstanding loan balance under the $35 million revolving credit facility.  The remainder of the net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b).

ITEM 3. Defaults Upon Senior Securities
Not applicable

ITEM 4. Mine Safety Disclosures
Not applicable

ITEM 5. Other Information
None.

ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A10 NETWORKS, INC.

Date: August 4, 2014

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2014

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	+	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation.
10.2	++	Form of Stock Option Agreement pursuant to the 2008 Stock Plan
10.3	++	Form of Stock Option Agreement - Early Exercise pursuant to the 2008 Stock Plan
10.4	++	Form of Stock Option Agreement pursuant to the 2014 Equity Incentive Plan
10.5	++	Form of Restricted Stock Unit Agreement pursuant to the 2014 Equity Incentive Plan
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	**	XBRL Instant Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Extension Calculation Linkbase Document
101.DEF	**	XBRL Extension Definition Linkbase Document
101.LAB	**	XBRL Extension Labels Linkbase Document
101.PRE	**	XBRL Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

++ Management contract or compensatory plan or arrangement

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