Form 10-Q
period 2014-09-30
A10 Networks, Inc.
filed 2014-11-07
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 31, 2014 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 60,715,534.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$107,099	$20,793
Accounts receivable, net of allowances of $2,419 and $2,738 as of September 30, 2014 and December 31, 2013	42,474	37,704
Inventory	19,371	17,166
Prepaid expenses and other current assets	4,940	3,056
Total current assets	173,884	78,719
Property and equipment, net	11,837	9,801
Other long-term assets	4,629	5,274
Total Assets	$190,350	$93,794
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,175	$9,228
Accrued liabilities	19,994	15,514
Accrued litigation expenses	654	10,407
Deferred revenue, current	34,329	28,448
Total current liabilities	66,152	63,597
Revolving credit facility	—	20,000
Deferred revenue, long-term	16,573	12,784
Other long-term liabilities	1,974	6,118
Total Liabilities	84,699	102,499
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, no par value—no shares authorized, issued or outstanding as of September 30, 2014; 115 shares authorized, 80 shares issued and outstanding with aggregate liquidation preference of $80,000 as of December 31, 2013	—	81,426
Convertible preferred stock, $0.00001 — 100,000 shares authorized and no shares issued and outstanding as of September 30, 2014; no par value —30,569 shares authorized, issued and outstanding with aggregate liquidation preference of $42,884 as of December 31, 2013	—	44,749
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.00001 — 500,000 and 65,600 shares authorized as of September 30, 2014 and December 31, 2013; 60,509 and 10,032 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1	—
Additional paid-in capital	271,417	12,185
Accumulated deficit	(165,767)	(147,065)
Total Stockholders' Equity (Deficit)	105,651	(134,880)
Total Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock And Stockholders' Equity (Deficit)	$190,350	$93,794
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Products	$31,601	$32,263	$102,140	$78,596
Services	11,827	7,563	32,165	20,942
Total revenue	43,428	39,826	134,305	99,538
Cost of revenue:
Products	8,818	6,669	23,655	16,469
Services	2,935	2,065	8,491	5,783
Total cost of revenue	11,753	8,734	32,146	22,252
Gross profit	31,675	31,092	102,159	77,286
Operating expenses:
Sales and marketing	24,651	18,276	70,189	49,588
Research and development	12,342	8,517	35,416	24,625
General and administrative	5,141	3,686	16,035	11,213
Litigation expense (benefit)	910	1,683	(3,103)	9,887
Total operating expenses	43,044	32,162	118,537	95,313
Loss from operations	(11,369)	(1,070)	(16,378)	(18,027)
Other income (expense), net:
Interest expense	(192)	(1,399)	(904)	(1,445)
Interest income and other income (expense), net	(510)	(73)	(673)	(1,437)
Total other income (expense), net	(702)	(1,472)	(1,577)	(2,882)
Loss before provision for income taxes	(12,071)	(2,542)	(17,955)	(20,909)
Provision for income taxes	233	207	747	586
Net loss	$(12,304)	$(2,749)	$(18,702)	$(21,495)
Accretion of redeemable convertible preferred stock dividend	—	(755)	(1,150)	(788)
Net loss attributable to common stockholders	$(12,304)	$(3,504)	$(19,852)	$(22,283)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.38)	$(0.45)	$(2.43)
Diluted	$(0.21)	$(0.38)	$(0.45)	$(2.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic	59,913	9,308	44,538	9,153
Diluted	59,913	9,308	44,538	9,153

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,702)	$(21,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,337	5,000
Stock-based compensation	8,314	2,880
Gain on settlement of contractual liability (Note 3)	(6,993)	—
Provision for doubtful accounts and sales returns	52	1,150
Fixed assets disposal loss	128	—
Unrealized foreign exchange gain	(159)	(230)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,771)	(7,898)
Inventory	(6,276)	(4,434)
Prepaid expenses and other assets	(3,303)	209
Accounts payable	4,109	(523)
Accrued liabilities	4,102	3,138
Accrued litigation expenses	(6,832)	(2,993)
Deferred revenue	9,670	4,531
Other	(197)	2
Net cash used in operating activities	(13,521)	(20,663)
Cash flows from investing activities:
Purchases of property and equipment	(5,380)	(2,876)
Net cash used in investing activities	(5,380)	(2,876)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	121,037	(35)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	79,441
Principal payments on convertible promissory note in relation to settlement of litigation	—	(70,000)
Proceeds from revolving credit facility	—	34,002
Principal payments on revolving credit facility	(20,000)	(15,000)
Principal payments on term loan	—	(631)
Proceeds from exercise of convertible preferred stock warrants	—	813
Proceeds from exercise of common stock options, net of repurchases of common stock	4,399	1,664
Other	(229)	(222)
Net cash provided by financing activities	105,207	30,032
Net increase in cash and cash equivalents	86,306	6,493
Cash and cash equivalents—beginning of period	20,793	23,867
Cash and cash equivalents—end of period	$107,099	$30,360
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$4,072	$3,370
Costs related to the initial public offering included in accounts payable and accrued liabilities	$150	$146
Accretion of Series D redeemable convertible preferred stock	$1,150	$788
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital upon the exercise of the convertible preferred stock warrants	$—	$2,199
Purchases of property and equipment included in accounts payable and accrued liabilities	$366	$430
Vesting of early exercised stock options	$556	$422
Issuance of convertible promissory note in relation to settlement of litigation	$—	$70,000

See accompanying notes to the condensed consolidated financial statements.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in our prospectus filed with the SEC on March 21, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, contingencies and litigation, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

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
Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented, or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2014	2013	2014	2013
Customer A	13%	*	14%	*
Customer B	*	*	*	19%
Customer C	*	21%	*	11%

* represents less than 10% of total revenue
As of September 30, 2014, one customer (Customer A) represented 12% of our total gross accounts receivable. No other customers accounted for 10% or more of our total gross accounts receivable for the periods presented.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, as compared to the recent accounting pronouncements described in our prospectus filed with SEC on March 21, 2014, that are of significance or potential significance to us.
2. Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Cash equivalents are stated at amortized cost, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of our revolving credit facility approximates the fair value as the stated interest rate approximates market rates currently available to us.
As of September 30, 2014 and December 31, 2013, our financial assets consist of highly liquid money market funds which are classified as Level I assets in the fair value hierarchy as these instruments are valued using quoted market prices for identical assets in an active market. We had no assets or liabilities classified within Level 2 or Level 3 as of September 30, 2014 and December 31, 2013 and there were no transfers of instruments between Level 1, Level 2 and Level 3 regarding fair value measurement during the nine months ended September 30, 2014.
The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2014		December 31, 2013
	Level 1	Total	Level 1	Total
Financial Assets
Money market funds	$91,066	$91,066	$14,029	$14,029
We did not have realized gains or losses for the three and nine months ended September 30, 2014 or 2013 related to our financial assets.

3. Balance Sheets and Statement of Operations Components
Inventory
Components of inventory as of September 30, 2014 and December 31, 2013 are shown below (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$9,565	$10,625
Finished goods	9,806	6,541
Total inventory	$19,371	$17,166

Property and Equipment, Net
Components of property and equipment, net as of September 30, 2014 and December 31, 2013 are shown below (in thousands):

	September 30, 2014	December 31, 2013
Equipment	$28,868	$21,188
Software	2,866	2,479
Leasehold improvements	1,785	1,325
Furniture and fixtures	858	777
Construction in progress	473	123
Property and equipment, gross	34,850	25,892
Less: accumulated depreciation and amortization	(23,013)	(16,091)
Total property and equipment, net	$11,837	$9,801

Depreciation and amortization on our property and equipment for the three and nine months ended September 30, 2014 was $2.6 million and $7.2 million. Depreciation and amortization on our property and equipment for the three and nine months ended September 30, 2013 was $1.8 million and $4.9 million.

Deferred Revenue
Deferred revenue as of September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred revenue:
Products	$3,219	$3,170
Services	47,683	38,062
Total deferred revenue	50,902	41,232
Less: current portion	(34,329)	(28,448)
Long-term portion	$16,573	$12,784

Accrued Liabilities
Accrued liabilities as of September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation and benefits	$12,990	$9,015
Accrued tax liabilities	2,798	2,156
Other	4,206	4,343
Total accrued liabilities	$19,994	$15,514

Foreign Currency Exchange Losses
We recorded $0.5 million and $0.7 million foreign exchange loss during the three and nine months ended September 30, 2014. We recorded $0.1 million and $1.4 million foreign exchange loss during the three and nine months ended September 30, 2013.

Settlement of Contractual Liability
In May 2014, we reached a settlement agreement with one of our legal service providers which resulted in the reduction of a previously accrued contractual liability that totaled $12.0 million. We made a payment of $5.0 million in accordance with the terms of the settlement agreement in June 2014 and recorded a $7.0 million benefit to litigation expense (benefit) during the three months ended June 30, 2014.

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. In March 2014, we repaid the $20.0 million outstanding borrowing under this credit facility. As of September 30, 2014, we have no outstanding borrowings under this credit facility.
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, and are described in Note 5, Debt, in the Notes to Consolidated Financial Statements of our final prospectus filed with the SEC on March 21, 2014. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of September 30, 2014.
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
In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which will be amortized to interest expense over the three-year term of this credit facility. As of September 30, 2014, the unamortized debt issuance costs of $0.6 million were included within other long-term assets in our Condensed Consolidated Balance Sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

5. Commitments and Contingencies
Legal Proceedings
From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, if any, the matters do not relate to a probable loss and/or amounts can not be reasonably estimated.

Although we believe that we have a strong defense for the litigation proceeding described below, there are many uncertainties associated with any litigation and this action or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges that could have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments and/or settlement payments, which could adversely affect gross margin and operating expenses in future periods.

Radware  v. A10
In May 2013, Radware, Ltd., and Radware, Inc. (collectively, “Radware”) filed suit against us in the United States District Court for the Northern District of California (the "Court"), asserting that our AX Series and EX Series products infringe three of Radware’s U.S. patents. In August 2014, we entered into a settlement agreement with Radware that includes the dismissal of the lawsuit. The terms of the agreement are confidential, but we do not believe the settlement will have a material effect on our business, other than a reduction in our future legal expenses related to this litigation.

Parallel v. A10
In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware. In the lawsuit, Parallel Networks alleges that our AX and Thunder series products infringe two of their U.S. patents. Parallel Networks is seeking injunctive relief, damages and attorneys’ fees and costs. Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Barracuda Networks, Inc., Brocade Communications Systems, Inc., Cisco Systems, Inc., Citrix Systems, Inc., F5, Riverbed Technology, Inc. and SAP AG. The separate trials for each defendant in these related actions are set to commence in June 2016 in accordance with an order to be set forth in a trial sequencing conference. This matter is in the early stages, but we intend to vigorously defend the lawsuit. We are unable to reasonably estimate a possible loss or range of possible loss if any, in regards to this matter; therefore, no litigation reserve has been recorded in the accompanying Condensed Consolidated Balance Sheets.

Lease Obligations and Other Commitments
We lease various operating spaces in California, Asia, and Europe under noncancelable operating lease arrangements that expire on various dates through February 2020. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses.
We have entered into agreements with some of our customers and channel partners that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

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
A total of 7,700,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. As of September 30, 2014, we have granted 553,123 stock options and 1,570,428 RSUs under the 2014 Plan to our employees and consultants, we have 5,670,240 shares available for future grant.
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
As of September 30, 2014, a total of 1,600,000 shares of our common stock are available for purchase under the 2014 ESPP. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the least of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors or other committee administering the 2014 ESPP.
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

Stock Option Activity
The following table summarizes our stock option activity and related information as of and for the nine months ended September 30, 2014 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	9,971	$4.14	7.9	$58,515
Granted	1,264	$13.36
Exercised	(1,725)	$2.55
Canceled	(806)	$6.87
Outstanding as of September 30, 2014	8,704	$5.55	7.4	$35,753
Vested and expected to vest as of September 30, 2014	8,355	$5.40	7.4	$35,174
Vested and exercisable as of September 30, 2014	4,548	$3.14	6.4	$27,229

The following table provides information pertaining to our stock options for the nine months ended September 30, 2014 and 2013 (in thousands, except weighted-average fair values):

	Nine Months Ended September 30,
	2014	2013
Total fair value of options granted	$7,536	$7,600
Weighted average fair value of options granted	$5.96	$2.74
Intrinsic value of options exercised	$13,900	$1,500

The aggregate intrinsic value represents the difference between our estimated fair value of our common stock, prior to the IPO, or the closing stock price of our common stock, following the IPO, compared to the exercise price of the outstanding, in-the-money options.

Restricted Stock Units Activity
The following table summarizes restricted stock units activity under all of our equity incentive plans for the nine months ended September 30, 2014 (in thousands, except for weighted average grant date fair value):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	—	$—
Granted	1,570	11.42
Released	—	—
Canceled	(42)	11.71
Outstanding as of September 30, 2014	1,528	$11.41

Valuation Assumptions
We use the Black-Scholes valuation model to determine the fair value of stock options and ESPP. The Black-Scholes model requires the input of highly subjective assumptions, which are summarized in the table below for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options: *
Expected term (in years)	n/a	6.08	5.50	6.08
Risk-free interest rate	n/a	1.65%	1.73%	1.59%
Expected volatility	n/a	46%	47%	45%
Dividend rate	n/a	—%	—%	—%
ESPP: **
Expected term (in years)	1.4	n/a	1.4	n/a
Risk-free interest rate	0.24%	n/a	0.24%	n/a
Expected volatility	31%	n/a	31%	n/a
Dividend rate	—%	n/a	—%	n/a

* We did not grant stock options during the three months ended September 30, 2014.
** We did not have an ESPP plan prior to the adoption of our 2014 ESPP plan in March 2014.

Stock-based Compensation
The total stock-based compensation recognized for stock-based awards granted under the 2014 Plan, the 2008 Plan, the 2004 Plan and the 2014 ESPP for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$277	$47	$578	$111
Sales and marketing	1,700	597	4,041	1,542
Research and development	1,139	374	2,546	903
General and administrative	422	135	1,149	324
Total stock-based compensation	$3,538	$1,153	$8,314	$2,880
At September 30, 2014, total compensation expense related to unvested share-based awards granted to employees under our stock plans but not yet recognized was $28.7 million, net of estimated forfeitures. This expense is expected to be amortized on a straight-line basis over a weighted-average period of 2.7 years.

7. Earnings Per Share
For periods presented prior to the IPO, basic and diluted net loss per common share is computed using the two-class method required for participating securities. Concurrent with the closing of the IPO in March 2014, all shares of outstanding preferred stock converted into shares of our common stock. Following the date of the IPO, the two-class method was no longer required. As of September 30, 2014, we have one outstanding class of securities.

The following table sets forth the computation of our basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(12,304)	$(3,504)	$(19,852)	$(22,283)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	59,913	9,308	44,538	9,153
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.38)	$(0.45)	$(2.43)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock (on an as if converted basis)	—	36,500	—	32,596
Stock options, restricted stock units and employee stock purchase plan	10,435	8,842	10,241	8,077
Common stock subject to repurchase	244	292	244	348
Convertible preferred stock warrants	—	—	—	59
	10,679	45,634	10,485	41,080

8. Income Taxes
We recorded income tax expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, which was primarily comprised of foreign and state taxes. We recorded income tax expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, which was primarily comprised of state and foreign taxes. The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, and excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of September 30, 2014. Due to historic losses in the U.S., we have a full valuation allowance on the U.S. federal and state deferred tax assets. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.
We had $2.3 million and $1.8 million of unrecognized tax benefits as of September 30, 2014 and December 31, 2013.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in the Condensed Consolidated Statements of Operations.  All tax years remain open and are subject to future examinations by federal, state and foreign tax authorities. We are not under examination in any jurisdiction.

9. Segment Information
Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment structure.
The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$20,445	$26,636	$64,873	$47,512
Japan	9,893	7,029	35,668	31,071
Asia Pacific, excluding Japan	6,285	2,956	14,960	9,024
EMEA	4,940	1,669	13,005	6,598
Other	1,865	1,536	5,799	5,333
Total revenue	$43,428	$39,826	$134,305	$99,538
No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three and nine months ended September 30, 2014 and 2013.
 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$10,625	$8,599
Japan	300	572
Asia Pacific, excluding Japan	1,839	1,657
EMEA	106	34
Total property and equipment, net and intangible assets, net	$12,870	$10,862

10. Related-Party Transactions
An affiliate of one of our significant stockholders is also acting as a reseller of our products. During the three and nine months ended September 30, 2014, we recognized $0.8 million and $2.0 million total revenue from this reseller. During the three and nine months ended September 30, 2013, we recognized $1.0 million and $3.6 million total revenue from this reseller.
We had gross accounts receivable of $0.2 million and $0.1 million from this reseller as of September 30, 2014 and December 31, 2013.

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
Overview
We are a leading provider of application networking technologies. Our solutions enable service providers, enterprises, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. Our products are built on our Advanced Core Operating System (" ACOS") platform of advanced network technologies, which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers ("ADCs") to optimize data center performance, Carrier Grade Network Address Translation ("CGN") to provide address and protocol translation services for service provider networks, and a Distributed Denial of Service Threat Protection System ("TPS") for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.
We derive revenue from sales of products and related support services. Products revenue are generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support. Our end-customers predominantly purchase maintenance and support in conjunction with purchases of our products.
We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of September 30, 2014, we had sold products to more than 3,600 customers across 68 countries, including three of the top four United States wireless carriers, seven of the top ten United States cable service providers, and the top three wireless carriers in Japan, in addition to other global enterprises, Web giants and governmental organizations.
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
During the nine months ended September 30, 2014, 48% of our total revenue was generated from the United States, 27% from Japan, and 25% from other geographical regions. During the year ended December 31, 2013, 48% of our total revenue was generated from the United States, 28% from Japan and 24% from other geographical regions.
As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the nine months ended September 30, 2014 and years ended December 31, 2013 and 2012, purchases from our ten largest end-customers accounted for approximately 41%, 43% and 49% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 45%, 47% and 53% of our total revenue during the nine months ended September 30, 2014 and years ended December 31, 2013 and 2012. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period and cause our quarterly revenue and operating results to fluctuate from quarter to quarter and also be difficult to predict.
We believe our revenue during the nine months ended September 30, 2013 was affected by the issuance of injunctions related to our now settled litigation with Brocade Communications Systems, Inc. Although such injunctions did not prevent us from selling our redesigned products, certain customers informed us that they would not purchase any of our products until we settled the dispute. Total revenue for the nine months ended September 30, 2014 was $134.3 million, a 35% increase from the same period in the prior year. During the three months ended September 30, 2014, revenue from the United States and Canada, collectively referred to herein as the North America region ("North America"), was below our expectation primarily driven by longer than expected close or sales cycles for certain large deals and lower service provider spending as compared to the same period in 2013. Further, we anticipate a possible slowdown in spending from North America service providers, which may lead to continued near term fluctuation in our products revenue and total revenue.
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
Our products revenue consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN or TPS solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions. During the three months ended September 30, 2014, our revenue from North America was below our expectation primarily driven by longer than expected close or sales cycles for certain large deals and lower service provider spending as compared to the same period in 2013. We anticipate a possible slowdown in spending from North America service providers, which may lead to continued near term fluctuation in our products revenue and total revenue.
We generate services revenue from sales of post contract support, or PCS, which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-released basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years. We expect our services revenue to increase in absolute dollars as we expand our installed base.

Cost of Revenue
Cost of products revenue is primarily comprised of cost of third-party manufacturing services and cost of component inventory for the hardware component of our products. Cost of products revenue also includes warehouse personnel costs, shipping costs, inventory write-downs, certain allocated facilities and information technology infrastructure costs, and expenses associated with logistics and quality control.
Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end-customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

Gross Margin
Gross margin may vary and be unpredictable from quarter to quarter due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, discounts on early sales of new products to gain market penetration, inventory write-downs and international currency exchange rates. As to currency, our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. For example, in the third quarter of 2014, gross margin was adversely impacted by an increase in our inventory reserve primarily due to obsolete inventory on hand and unfavorable exchange rate fluctuations between the U.S. dollar and the Japanese yen. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period. Although our third quarter ending September 30, 2014 gross margin was lower than anticipated, we expect our gross margin to be consistent with our historical average.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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
General and Administrative
General and administrative expenses consist primarily of personnel costs, professional fees and facility costs. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional fees consist primarily of fees for outside accounting, tax, legal, recruiting and other administrative services. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with growing our business.
Litigation Expense (Benefit)
Litigation expense (benefit) is comprised of legal expenses incurred related to litigation and, if applicable, charges for litigation reserves. Legal expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments in damages or settlements.

Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense on our debt obligations. At September 30, 2014, we have no outstanding balances on our credit facility.  We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility we would reduce the commitment fees accrued and increase the interest on outstanding balances.
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

Provision for Income Taxes
Provision for income taxes currently consists of taxes from state and foreign jurisdictions. For federal and state tax purposes, we maintain a valuation allowance against all of our net deferred tax assets. We will continue to maintain a full valuation allowance against our net federal and state deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets. As a result, the provision for income taxes primarily relates to foreign and state taxes.

Results of Operations
The following tables provide a summary of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as derived from our condensed consolidated financial statements included in Part I Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended September 30,
	2014		2013		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$31,601	72.8%	$32,263	81.0%	$(662)	(2.1)%
Services	11,827	27.2	7,563	19.0	4,264	56.4
Total revenue	43,428	100.0	39,826	100.0	3,602	9.0
Cost of revenue:
Products	8,818	20.3	6,669	16.7	2,149	32.2
Services	2,935	6.8	2,065	5.2	870	42.1
Total cost of revenue	11,753	27.1	8,734	21.9	3,019	34.6
Gross profit	31,675	72.9	31,092	78.1	583	1.9
Operating expenses:
Sales and marketing	24,651	56.8	18,276	45.9	6,375	34.9
Research and development	12,342	28.4	8,517	21.4	3,825	44.9
General and administrative	5,141	11.8	3,686	9.3	1,455	39.5
Litigation expense (benefit)	910	2.1	1,683	4.2	(773)	(45.9)
Total operating expenses	43,044	99.1	32,162	80.8	10,882	33.8
Loss from operations	(11,369)	(26.2)	(1,070)	(2.7)	(10,299)	(962.5)
Other income (expense), net:
Interest expense	(192)	(0.4)	(1,399)	(3.5)	1,207	86.3
Interest income and other income (expense), net	(510)	(1.2)	(73)	(0.2)	(437)	(598.6)
Total other income (expense), net	(702)	(1.6)	(1,472)	(3.7)	770	52.3
Loss before provision for income taxes	(12,071)	(27.8)	(2,542)	(6.4)	(9,529)	(374.9)
Provision for income taxes	233	0.5	207	0.5	26	12.6
Net loss	$(12,304)	(28.3)%	$(2,749)	(6.9)%	$(9,555)	(347.6)%

	Nine Months Ended September 30,
	2014		2013		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$102,140	76.1%	$78,596	79.0%	$23,544	30.0%
Services	32,165	23.9	20,942	21.0	11,223	53.6
Total revenue	134,305	100.0	99,538	100.0	34,767	34.9
Cost of revenue:
Products	23,655	17.6	16,469	16.6	7,186	43.6
Services	8,491	6.3	5,783	5.8	2,708	46.8
Total cost of revenue	32,146	23.9	22,252	22.4	9,894	44.5
Gross profit	102,159	76.1	77,286	77.6	24,873	32.2
Operating expenses:
Sales and marketing	70,189	52.3	49,588	49.8	20,601	41.5
Research and development	35,416	26.4	24,625	24.7	10,791	43.8
General and administrative	16,035	11.9	11,213	11.3	4,822	43.0
Litigation expense (benefit)	(3,103)	(2.3)	9,887	9.9	(12,990)	(131.4)
Total operating expenses	118,537	88.3	95,313	95.7	23,224	24.4
Loss from operations	(16,378)	(12.2)	(18,027)	(18.1)	1,649	9.1
Other income (expense), net:
Interest expense	(904)	(0.7)	(1,445)	(1.5)	541	37.4
Interest income and other income (expense), net	(673)	(0.5)	(1,437)	(1.4)	764	53.2
Total other income (expense), net	(1,577)	(1.2)	(2,882)	(2.9)	1,305	45.3
Loss before provision for income taxes	(17,955)	(13.4)	(20,909)	(21.0)	2,954	14.1
Provision for income taxes	747	0.5	586	0.6	161	27.5
Net loss	$(18,702)	(13.9)%	$(21,495)	(21.6)%	$2,793	13.0%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenue
A summary of our total revenue for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenue:
Products	$31,601	$32,263	$(662)	(2.1)%
Services	11,827	7,563	4,264	56.4
Total revenue	$43,428	$39,826	$3,602	9.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Revenue:
Products	$102,140	$78,596	$23,544	30.0%
Services	32,165	20,942	11,223	53.6
Total revenue	$134,305	$99,538	$34,767	34.9%
Total revenue increased $3.6 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 which consisted of a $4.3 million increase in services revenue partially offset by $0.7 million decrease in products revenue. We had lower than expected products revenue from our North America market during the three months ended September 30, 2014 primarily due to longer than expected close or sales cycles for certain large deals and lower North America service provider spending. Total revenue from North America service providers decreased by 62% in the three months ended September 30, 2014 as compared to the same period in 2013. Total revenue increased $34.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 which consisted of a $23.5 million increase in products revenue and an $11.2 million increase in services revenue. These increases were primarily a result of the positive effects of the now settled Brocade litigation and acceptance of our new Thunder series of products introduced in the third quarter of 2013.
Products revenue decreased $0.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of the factors discussed above. Products revenue from North America service providers decreased 78% in the three months ended September 30, 2014 compared to the same period in 2013. The decrease in North America products revenue was offset by increases in revenue from international regions including EMEA and Asia Pacific, excluding Japan, primarily attributable to our efforts in expanding our international sales presence.
Products revenue increased $23.5 million nine months ended September 30, 2014 primarily driven by a rise in sales of our products largely attributable to greater adoption of our solutions to new and existing customers which we believe resulted from the absence of the negative effect of the injunction issued in January 2013 related to the now settled Brocade litigation. The injunction did not prevent us from shipping our redesigned products in January 2013, but at that time, some customers informed us they would not purchase our products until after settlement of the litigation, which occurred in May 2013. In addition, there has been a rapid adoption of our Thunder Series products introduced in the third quarter of 2013 which accounted for the majority of products revenue in the three and nine months ended September 30, 2014. Our Thunder Series of products include our ADC, CGN and TPS product lines.
Services revenue increased $4.3 million and $11.2 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the three and nine months ended September 30, 2014, services revenue recognized from our installed base with existing contracts prior to the start of these reporting periods grew by 57% and 54% as compared to revenue generated during the same reporting periods in 2013.
During the three months ended September 30, 2014, 47%, or $20.4 million of total revenue was generated from the United States. Total revenue from the U.S. decreased by 23% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of longer than expected close or sales cycles for certain large deals and lower North America service provider revenue partially offset by an increase in services revenue that resulted from our increasing installed customer base.
Total revenue from Japan increased 41%, or $2.9 million, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased revenue from service providers by 58% partially offset by unfavorable fluctuations in the U.S dollar exchange rate against the Japanese yen. We continue to see growth in our Asia Pacific, excluding Japan and EMEA regions with revenue increasing by 113% to $6.3 million and 196% to $4.9 million during the three months ended September 30, 2014 as compared to the same period in the prior year. These increases are primarily a result of our efforts to expand our sales presence into these markets.
During the nine months ended September 30, 2014, 48%, or $64.9 million of total revenue was generated from the United States and 27%, or $35.7 million of total revenue was generated from Japan. Total U.S. revenue grew by 37%, or $17.4 million, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as the negative effects of the now settled Brocade litigation during the prior period have subsided. Total revenue from Japan increased by 15% to $35.7 million for the nine months ended September 30, 2014 compared to the same period in the prior year. We continue to see growth in our EMEA and Asia Pacific, excluding Japan regions with total revenue increasing by 97% to $13.0 million and 66% to $15.0 million during the nine months ended September 30, 2014 as compared to the same period in the prior year primarily due to our efforts to expand our presence in regions outside the United States.
We anticipate a possible slowdown in spending from North America service providers, which may lead to continued near term fluctuation in our products revenue and total revenue. We expect services revenue to increase sequentially into the foreseeable future as we increase our installed base.

Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue
A summary of our cost of revenue for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Cost of revenue:
Products	$8,818	$6,669	$2,149	32.2%
Services	2,935	2,065	870	42.1
Total cost of revenue	$11,753	$8,734	$3,019	34.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Cost of revenue:
Products	$23,655	$16,469	$7,186	43.6%
Services	8,491	5,783	2,708	46.8
Total cost of revenue	$32,146	$22,252	$9,894	44.5%

Gross Margin
A summary of gross profit and gross margin for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except for gross margins):

	Three Months Ended September 30,
	2014		2013		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$22,783	72.1%	$25,594	79.3%	$(2,811)	(7.2)%
Services	8,892	75.2	5,498	72.7	3,394	2.5
Total gross profit	$31,675	72.9%	$31,092	78.1%	$583	(5.2)%

	Nine Months Ended September 30,
	2014		2013		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$78,485	76.8%	$62,127	79.0%	$16,358	(2.2)%
Services	23,674	73.6	15,159	72.4	8,515	1.2
Total gross profit	$102,159	76.1%	$77,286	77.6%	$24,873	(1.5)%

Products gross margin decreased 7.2 percentage points and 2.2 percentage points in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to an unfavorable shift in our geographical sales mix and a devaluation of the Japanese yen to the U.S. Dollar. During the three and nine months ended September 30, 2013 higher sales volumes were from geographic regions with generally higher gross margins compared to the same periods in 2014. In addition, during the three months ended September 30, 2014 our inventory reserve increased compared to the same period in 2013 as a result of our end-customers adopting our new Thunder Series.
Services gross margin increased 2.5 percentage points and 1.2 percentage points in the three and nine months ended September 30, 2014 compared to the same period in 2013, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to the start of these reporting periods grew by 57% and 54% as compared to revenue generated during the same reporting periods in 2013. The increase in cost of services was primarily as a result of our investment to expand our service and support group in anticipation of future growth in our installed base. We increased our average support, training and professional services headcount by 59% during the nine months ended September 30, 2014 compared to the same period in 2013.

Operating Expenses
A summary of our operating expenses for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$24,651	$18,276	$6,375	34.9%
Research and development	12,342	8,517	3,825	44.9
General and administrative	5,141	3,686	1,455	39.5
Litigation expense (benefit)	910	1,683	(773)	(45.9)
Total operating expenses	$43,044	$32,162	$10,882	33.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$70,189	$49,588	$20,601	41.5%
Research and development	35,416	24,625	10,791	43.8
General and administrative	16,035	11,213	4,822	43.0
Litigation expense (benefit)	(3,103)	9,887	(12,990)	(131.4)
Total operating expenses	$118,537	$95,313	$23,224	24.4%

Sales and Marketing
Sales and marketing expenses increased $6.4 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily attributable to $3.5 million increase in personnel and related costs, which includes a $1.1 million increase in stock-based compensation, as a result of a 24% increase in average sales and marketing headcount during the three months ended September 30, 2014 compared to the same period in 2013. The increase was also attributable to a $0.9 million increase in marketing and promotion costs associated with advertising and trade shows and $0.8 million increase in professional fees as we increased our sales and marketing efforts to grow our revenue and expand our international sales presence. Depreciation expense allocated to sales and marketing departments also increased by $0.5 million as a result of higher headcount and increased depreciation expense on our evaluation equipment.
Sales and marketing expenses increased $20.6 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily attributable to $13.9 million increase in personnel and related costs, which includes a $2.5 million increase in stock-based compensation. The increase in personnel related costs was a result of higher sales and marketing headcount as we experienced a 27% increase in average headcount during the nine months ended September 30, 2014 compared to the same period in 2013. The increase was also attributable to a $2.3 million increase in marketing and promotion costs associated with advertising and trade shows, and $1.7 million increase in professional fees, as we increased our sales and marketing efforts to grow our revenue and expand our international sales presence. Depreciation expense allocated to sales and marketing departments also increased by $1.4 million as a result of higher headcount and increased depreciation expense on our evaluation equipment.

Research and Development
Research and development expenses increased $3.8 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily attributable to a $3.3 million increase in personnel and related costs, which includes a $0.8 million increase in stock-based compensation. The increases in personnel costs primarily resulted from a 27% increase in average research and development headcount for the three months ended September 30, 2014 compared to the same period in 2013, as we continued our efforts to develop new products and additional functionality for our existing products. The increases in research and development expenses also reflected a $0.4 million increase in depreciation and allocated facilities and information technology infrastructure costs in the three months ended September 30, 2014 compared to the same period in 2013.
Research and development expenses increased $10.8 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily attributed to an $8.8 million increase in personnel and related costs, which includes a $1.6 million increase in stock-based compensation. The increase in personnel related costs was a result of higher research and development headcount as we experienced a 26% increase in average headcount during the nine months ended September 30, 2014 compared to the same period in 2013. The increases in research and development expenses also reflected a $1.0 million increase in professional services fees largely attributable to certification fees on our new products and a $1.0 million increase in depreciation and allocated facilities and information technology infrastructure costs in the nine months ended September 30, 2014 compared to the same period in 2013.

General and Administrative
General and administrative expenses increased $1.5 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily attributable to a $1.0 million increase in personnel related costs which includes a $0.3 million increase in stock-based compensation. The increase in personnel related costs was a result of an increase in our average general and administrative headcount of 29% for the three months ended September 30, 2014 compared to the same period in 2013. In addition, professional services costs increased by $1.1 million in the three months ended September 30, 2014 compared to the same periods in 2013 primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and the costs associated with being a public company. These increases were partially offset by a $0.7 million decrease in other expenses primarily due to a decrease in bad debt expense.
General and administrative expenses increased $4.8 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily attributed to a $2.5 million increase in personnel related costs which includes a $0.8 million increase in stock-based compensation. The increase in personnel related costs was a result of higher general and administrative headcount as we experienced a 27% increase in average headcount during the nine months ended September 30, 2014 compared to the same period in 2013. In addition, professional services costs increased by $1.7 million in the nine months ended September 30, 2014 compared to the same periods in 2013 primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

Litigation Expense (Benefit)
Litigation expense decreased $0.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily attributable to reduction in litigation costs following the settlement of the litigation with Radware in August 2014.
We recognized $3.1 million of litigation benefit and $9.9 million of litigation expense in the nine months ended September 30, 2014 and 2013. The litigation benefit for the nine months ended September 30, 2014 comprised of a benefit of $7.0 million from a settlement agreement with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability partially offset by other litigation expense of $3.9 million. The $9.9 million litigation expense for the nine months ended September 30, 2013 primarily consisted of $7.3 million costs associated with the Brocade litigation which was settled in May 2013 and additional costs related to litigation with Radware and Parallel Networks.

Interest Expense
Interest expense decreased by $1.2 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to $1.1 million in interest expense on an unsecured convertible promissory note we issued to Brocade in July 2013 in accordance with the terms of the settlement of the Brocade litigation recorded in the three months ended September 30, 2013. We repaid the note in full in September 2013.
Interest expense decreased $0.5 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to $1.1 million in interest expense on an unsecured convertible promissory note we issued to Brocade in July 2013 recorded in the nine months ended September 30, 2013 partially offset by a $0.3 million contingent payment due upon completion of the initial public offering to a lender and $0.5 million of interest expense related to our revolving credit facility.

Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, was $0.5 million expense in the three months ended September 30, 2014 primarily comprised of foreign exchange losses resulting from declining Japanese yen exchange rates against the U.S dollar during the three months ended September 30, 2014.
Interest income and other income (expense), net, was $0.7 million expense in the nine months ended September 30, 2014 primarily comprised of foreign exchange losses resulting from declining Japanese yen and the Euro exchange rates against the U.S dollar during the nine months ended September 30, 2014.

Provision for Income Taxes
We recorded an income tax provision of $0.2 million and $0.7 million for the three and nine months ended September 30, 2014 which is primarily the result of taxes in foreign jurisdictions. We recorded an income tax provision of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013 which is primarily the result of taxes in foreign jurisdictions. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that said deferred tax assets will be realized. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources
Prior to our initial public offering in March 2014, we had financed our operations primarily through private placements of our convertible preferred stock, debt financings and cash flows derived from the sale of our products and PCS contracts. In March 2014, we completed our initial public offering, whereby we sold 12,500,000 common shares at $15.00 per share (3,500,000 of which were offered by selling stockholders) and received net cash proceeds of $121.0 million after underwriting discounts and commissions and offering expenses during the nine months ended September 30, 2014.  As of September 30, 2014, cash and cash equivalents were $107.1 million, including $2.6 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2014, we had working capital of $107.7 million, an accumulated deficit of $165.8 million and total stockholders' equity of $105.7 million.
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
As we invest in the growth of our business, we expect to incur an additional $2.7 million in capital expenditures in the remainder of 2014 due to recurring investments in computer hardware and software. In addition, as described in the section "Legal Proceedings" we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility.  The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity.  Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends.  As of September 30, 2014, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows
The following table summarizes our cash flow related activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(13,521)	$(20,663)
Investing activities	(5,380)	(2,876)
Financing activities	105,207	30,032
Net increase in cash and cash equivalents	$86,306	$6,493

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
During the nine months ended September 30, 2014, cash used in operating activities was $13.5 million, consisting of a net loss of $18.7 million and a $3.5 million increase in net operating assets and liabilities offset by non-cash charges of $8.7 million. Our non-cash charges consisted primarily of stock-based compensation of $8.3 million and depreciation and amortization of $7.3 million, partially offset by a $7.0 million gain on settlement of a contractual liability. The change in our net operating assets and liabilities was primarily due to a $6.8 million decrease in accrued litigation expenses, a $6.3 million increase in inventory, a $4.8 million increase in accounts receivable and a $3.3 million increase in prepaid expenses and other current assets, partially offset by a $9.7 million increase in deferred revenue and an $8.2 million increase in accounts payable and accrued liabilities.
The decrease in accrued litigation costs was primarily due to the $5.0 million payment we made under the terms of a settlement of a contractual liability we reached with one of our legal services providers in May 2014 as well as lower litigation activities in the nine months ended September 30, 2014 compared to the same period in 2013. The increase in inventory and prepaid and other current assets was attributable to our year over year business growth. The increase in accounts receivable was primarily due to increased billing and the timing of billing and cash collection, as a higher portion of the September 30, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the December 31, 2013 outstanding accounts receivable. The increase in accounts payable and accrued liabilities was primarily attributable to increases in accrued compensation costs due to higher headcount and increases in accounts payable and other accrued liabilities as a result of increased business activity levels and the timing of vendor invoice payments. The increase in deferred revenue was due to billings of support contracts with service terms that are typically one year.
During the nine months ended September 30, 2013, cash used in operating activities was $20.7 million, consisting of a net loss of $21.5 million and $8.0 million increase in our net operating assets and liabilities partially offset by $8.8 million in non-cash charges. Our non-cash charges primarily consisted of $5.0 million in depreciation and amortization, $2.9 million in stock-based compensation and $1.2 million of provisions for doubtful accounts and sales returns. The decrease in our net operating assets and liabilities primarily consisted of a $7.9 million increase in accounts receivable, a $4.4 million increase in inventory both associated with the growth in our business combined with a $3.0 million decrease in accrued litigation expenses attributable to payments of the legal fees following settling the Brocade litigation. These changes were partially offset by a $4.5 million increase in deferred revenue due to increased sales of our PCS contracts and a $3.1 million increase in accrued liabilities attributable to higher accrued personnel costs due to growth in headcount and accrued tax liabilities.

Cash Flows from Investing Activities
During the nine months ended September 30, 2014 and 2013, cash used in investing activities was $5.4 million and $2.9 million primarily for purchases of property and equipment.

Cash Flows from Financing Activities
During the nine months ended September 30, 2014, cash provided by financing activities was $105.2 million, primarily consisting of $121.0 million in net proceeds from the issuance of our common stock to outside investors in our IPO, and $4.4 million from the exercise of common stock options, net of repurchases of common stock, partially offset by a $20.0 million repayment of our revolving credit facility.

During the nine months ended September 30, 2013, cash provided by financing activities was $30.0 million, primarily consisting of $79.4 million in aggregate net proceeds from the issuance of our Series D redeemable convertible preferred stock to outside investors, a net $19.0 million in borrowings from our revolving credit facility, $1.7 million in proceeds from the exercise of stock options, net of repurchases of common stock and $0.8 million in proceeds from the exercise of our Series C convertible preferred stock warrants. These changes were partially offset by a $70.0 million repayment of a promissory note and $0.6 million repayment of our term loan. In July 2013, in conjunction with our litigation settlement with Brocade, we entered into a convertible promissory note with Brocade for $70.0 million, which we repaid in September 2013. During 2013, we drew down on our revolving credit facility with Silicon Valley Bank periodically for short-term cash needs, repaying within a short period of time. In addition, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. in September 2013 and drew down $25.0 million on the new revolving credit facility.

Contractual Obligations
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of December 31, 2013, we had outstanding borrowings under the revolving credit facility of $20.0 million, which was repaid in March 2014. We have no outstanding borrowings under this credit facility as of September 30, 2014.

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the SEC on March 21, 2014, except for the determination of fair value of our common stock, which was used in the estimating the fair value of stock-based awards at grant date.  Prior to our IPO in March 2014, our stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the prospectus. Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the grant date for purposes of determining the exercise price per share of our options to purchase common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in the Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser ext ent EMEA and the Asia Pacific region. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.
The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen and the Euro, and the U.S. dollar could have an adverse impact on our condensed consolidated financial position and results of operations.
For the nine months ended September 30, 2014, we recorded a $0.7 million foreign exchange loss as other income (expense), net in our Condensed Consolidated Statements of Operations. The effect of a hypothetical 10% change in our exchange rate for the nine months ended September 30, 2014 would not have a significant impact on our operating loss.
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
Our exposure to interest rates risk relates to our revolving credit facility with variable interest rates, where an increase in interest rate may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of September 30, 2014, the effect of a hypothetical 10% change in interest rates would not have a significant impact on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have been and may currently be involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our consolidated financial statements. We evaluate the likelihood of a potential loss from legal proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. Due to the inherent uncertainties of the legal processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations.
Additional information with respect to this Item may be found in Note 5. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated into this Item 1 by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, and in our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the trading price of our common stock could decline, perhaps significantly.
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
We experienced net losses for the years ended December 31, 2012 and 2013, and nine months ended September 30, 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and nine months ended September 30, 2014, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. and in our settlement of the Brocade litigation. As a public company, we will also incur significant accounting, legal and other expenses that we did not incur as a private company.
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
Our operating results – in particular, revenue, margins and operating expenses – have fluctuated in the past, and we expect this will continue, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. This is particularly true of sales to our largest end-customers, such as service providers, Web giants and governmental organizations, who typically make large and concentrated purchases and for whom close or sales cycles can be long, as a result of their complex networks and data centers, as well as requests that may be made for customized features. Our quarterly results may vary significantly based on when these large end-customers place orders with us and the content of their orders. For example, during the three months ended September 30, 2014, we experienced a decline in our revenues primarily due to longer than expected close or sales cycles for certain large deals and lower North America service provider spending as compared to the same period in 2013, which may have contributed to a dramatic decline in our stock price. We anticipate a possible slowdown in spending from North America service providers, which may lead to continued near term fluctuation in our products revenue and total revenue.
 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking market or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.
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
As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during the year ended December 31, 2012, approximately 13% of our total revenue during the year ended December 31, 2013 and 7% of our total revenue during the nine months ended September 30, 2014.  In addition, during the years ended December 31, 2012 and 2013, and nine months ended September 30, 2014, purchases from our ten largest end-customers accounted for approximately 49%, 43% and 41% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 53%, 47% and 45% of our total revenue during the years ended December 31, 2012 and 2013, and nine months ended September 30, 2014.
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
We currently have fewer issued patents than some of our major competitors, and therefore may not be able to utilize our patent portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant products revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. We expect that infringement claims may increase as the numbers of product types and the number of competitors in our market increases. Also, to the extent we gain greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims.
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
We have in the past been involved in two litigation matters with F5 Networks, Inc., a litigation matter with Allegro Software Development, Inc., a litigation matter with Brocade and a litigation matter with Radware, all of which have since settled. As part of the settlement with Brocade, we made a significant cash payment to Brocade, granted a license to Brocade to use all of our issued, pending and future patents, and received and granted certain covenants not to sue. We are currently party to one intellectual property litigation matter. In November 2013, Parallel Networks, LLC, which we believe is a patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware alleging that our AX and Thunder series products infringe two of their patents. Parallel is seeking injunctive relief, damages and costs. While we intend to defend ourselves vigorously against the allegations in this lawsuit, this litigation matter, regardless of the outcome, could result in significant costs and diversion of our management’s efforts.
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
The individual alleges that prior to the incorporation of our company he had been promised founders’ shares in a different corporation. The individual also alleges that our Chief Executive Officer and founder, Lee Chen, who was involved with this different entity for a short period of time in mid-2004 before our founding, was the CEO and controlling stockholder of such other entity and that Mr. Chen breached his fiduciary duty to such entity and its stockholders. The individual further alleges that Mr. Chen misappropriated intellectual property and diverted employees and investors from that entity to us. On the basis of these allegations, this individual claims he is entitled to shares of our common stock. The individual also alleges that we knowingly aided and abetted Mr. Chen in such alleged actions. To our knowledge, this individual had not raised any of these allegations or made any equity ownership claims to us prior to our receipt of the email on March 20, 2014.
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

•
Companies that sell CGN products. Our purpose-built CGN solution competes primarily against products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc.; and

•
Companies that sell traditional DDoS mitigation products. We are a new entrant into the DDoS market and first publicly launched our DDoS detection and mitigation solution, TPS, in January 2014. We believe our principal competitors in this market are Arbor Networks, Inc., a subsidiary of Danaher Corporation, and Radware.

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
Our gross margin may fluctuate from period to period in response to a number of factors, such as the mix of our products sold and the geographic locations of our sales. Our products tend to have varying gross margins in different geographic regions. We also may offer pricing discounts from time to time as part of a targeted sales campaign or as a result of pricing pressure from our competitors. In addition, our larger end-customers may negotiate pricing discounts in connection with large orders they place with us. The sale of our products at discounted prices could have a negative impact on our gross margin. We also must manage our inventory of existing products when we introduce new products. For example, in the fourth quarter of 2013 and the third quarter of 2014, our gross margin decreased to 74% and 73% due primarily to geographical mix and selling some end-of-life product at low margins.
If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. dollars; however, in Japan they are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen may therefore affect our actual revenue and gross margin. For example, in the third quarter of 2014, our gross margin was adversely impacted by both an increase in our inventory reserve primarily due to obsolete inventory on hand and unfavorable exchange rate fluctuations between the U.S. dollar and the Japanese yen.
We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.
A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During years ended December 31, 2012 and 2013, and nine months ended September 30, 2014, approximately 64%, 52% and 52% of our total revenue was generated from customers located outside of the United States. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also seek to enter into distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful distributor relationships internationally or recruit additional companies to enter into distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms in customer contracts other than our standard terms. To the extent that we may enter into customer contracts in the future that include non-standard terms, our operating results may be adversely impacted.
We have a significant presence in international markets and plan to continue to expand our international operations, which exposes us to a number of risks that could affect our future growth.
Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 30 countries, including in the following countries and regions: United States, Western Europe, Japan, China, Taiwan and South Korea. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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
Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million decrease in our total revenue and a $2.7 million decrease in our operating income for the nine months ended September 30, 2014, and a hypothetical 10% favorable movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million increase in our total revenue and a $2.7 million increase in operating income for the nine months ended September 30, 2014.  As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.
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
We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and resell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. For example, we incurred inventory write downs of $2.6 million for 2013 as a result of end-customers’ decisions to purchase our new product offering rather than our existing product offerings as originally expected; we also recorded a similar write down during the third quarter 2014. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.
The difficulty in forecasting demand also makes it difficult to estimate our future financial condition and results of operations from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenue and net income, and we are unlikely to forecast such effects with any certainty in advance. For example, we failed to predict the slowdown in the United States sales during the three months ended September 30, 2014 which resulted in lower revenues, gross margin and net income than expected.
Our sales cycles can be long and unpredictable, primarily due to the complexity of our end-customers’ networks and data centers and the length of their budget cycles. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
The timing of our sales is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end-customer and any sale of our products. Our sales cycle, in particular to our large end-customers, may be lengthy due to the complexity of their networks and data centers. Because of this complexity, prospective end-customers generally consider a number of factors over an extended period of time before committing to purchase our products. End-customers often view the purchase of our products as a significant and strategic decision that can have important implications on their existing networks and data centers and, as a result, require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order to ensure that our products will successfully interoperate with our end-customers’ complex network and data centers. Additionally, the budgetary decisions at these entities can be lengthy and require multiple organization reviews. The length of time that end-customers devote to their evaluation of our products and decision making process varies significantly. The length of our products’ sales cycles typically ranges from three to 12 months but can be longer for our large end-customers. In addition, the length of our close or sales cycle can be affected by the extent to which customized features are requested, in particular in our large deals.
For all of these reasons, it is difficult to predict whether a sale will be completed or the particular fiscal period in which a sale will be completed, both of which contribute to the uncertainty of our future operating results. If our close or sales cycles lengthen, our revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline. For example, during the three months ended September 30, 2014, we experienced longer than expected close and sales cycles for certain large deals and a 62% decrease in North America service provider revenue as compared to the same period in 2013 that adversely affected our revenue and may have contributed to a dramatic decline in our stock price.
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
Demand for our products is linked to, among other things, growth in the size and complexity of network infrastructures and the demand for networking technologies addressing the security, management and analysis of such infrastructures. These markets are dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations investing in their network infrastructure and the amount they commit to such investments. If this demand declines, our results of operations and financial condition would be materially and adversely affected. Segments of the network infrastructure industry have in the past experienced significant economic downturns. Furthermore, the market for network infrastructure may not continue to grow at historic rates, or at all. The occurrence of any of these factors in the markets relating to network security, management and analysis could materially and adversely affect our results of operations and financial condition. For example, during the three months ended September 30, 2014, we experienced a 62% decrease in North America service provider revenue as compared to the same period in 2013 that adversely affected our revenue and may have contributed to a dramatic decline in our stock price. We anticipate a possible slowdown in North America service providers, which may lead to continued near term fluctuation in our products revenue and total revenue.
Our revenue growth rate in recent periods may not be indicative of our future performance.
You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 32%, 18% and 35% in 2012, 2013 and the nine month ended September 30, 2014 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. For example, our sequential product growth rate between the three months ended June 30, 2014 and September 30, 2014 was a negative 7% and was lower than expected which resulted in our stock price to decline.
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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of September 30, 2014, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.
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

Our company must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business. We are also subject to laws, which restrict certain hazardous substances, including lead, used in the construction of our products, such as the European Union Restriction on the Use of Hazardous Substances in electrical and electronic equipment directive. We are also subject to the European Union Directive, known as the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which requires producers of certain electrical and electronic equipment to properly label products, register as a WEEE producer, and provide for the collection, disposal, and recycling of waste electronic products. Failure to comply with these environmental directives and other environmental laws could result in the imposition of fines and penalties, inability to sell covered products in certain countries, the loss of revenue, or subject us to third-party property damage or personal injury claims, or require us to incur investigation, remediation or engineering costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time.
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
Our executive officers and directors, together with affiliated entities, hold 40.5% of our outstanding common stock as of September 30, 2014. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock following the initial public offering has fluctuated substantially. Following the completion of the initial public offering, the market price of our common stock has been higher or lower than the price you paid in the offering, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2014, there were approximately 4.5 million vested and exercisable options to purchase our common stock, in addition to the 60,753,092 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2014, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.
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
None

ITEM 3. Defaults Upon Senior Securities
Not applicable

ITEM 4. Mine Safety Disclosures
Not applicable

ITEM 5. Other Information
None

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

Date: November 6, 2014

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2014

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