Form 10-K
period 2014-12-31
A10 Networks, Inc.
filed 2015-03-11
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36343

A10 NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1446869
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3 West Plumeria Drive, San Jose, California 95134
(Address of Principal Executive Offices, including zip code)

(408) 325-8668
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.00001 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Act). Yes  ☐    No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $465.2 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 27, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 61,544,312.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2014.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are based on management's current expectations and beliefs, including estimates and projections about our industry. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect our outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future event, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

As used herein, “A10 Networks,” the “Company,” “we,” “our,” and similar terms include A10 Networks, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.

BUSINESS
Overview

We are a leading provider of advanced application networking technologies. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. Our products are built on our Advanced Core Operating System, or ACOS which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers, or ADCs, to optimize data center performance; Carrier Grade Networking products, or CGN, to provide address and protocol translation services for service provider networks; and a Distributed Denial of Service Threat Protection System, or TPS, for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.

Our ACOS platform architecture is optimized for modern 64-bit computer processors, or CPUs, which increasingly have multiple parallel processing cores that operate within a single CPU for higher efficiency and performance scalability. In order to maximize the capabilities of these increasingly dense multi-core CPUs, ACOS implements a proprietary shared memory architecture that provides all cores with simultaneous access to common memory. This shared memory architecture enables our products to utilize these multi-core CPUs efficiently and scale performance with increasing CPU cores. As a result, we believe our ACOS application networking platform enables us to provide our end-customers with products that can deliver superior price performance benefits over products that lack these capabilities. ACOS’ high performance design enables our products to address a wide range of today’s performance-driven networking challenges. For example, we have expanded our products’ capabilities to defend against the rising volume of large scale, sophisticated cyber security threats, such as Distributed Denial of Service, or DDoS, and other increasingly sophisticated high volume network attacks. The flexible software design of ACOS enables our end-customers to deploy our products across a number of new models for Information Technology ("IT") operations, such as managed hosting of their network by a third party provider and Internet cloud-based applications and networks.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our high-touch sales force engages directly or through indirect distribution channels with our end-customers. We believe that a high-touch, customer-focused selling process is important before, during and after the sale of our products to maximize our sales success. Product fulfillment is generally done through our original equipment manufacturers or distribution channel partners.

For the years ended December 31, 2012, 2013 and 2014, our total revenue was $120.1 million, $141.7 million and $179.5 million, representing a compound annual growth rate of approximately 22% from 2012 to 2014. Our total revenue grew 18% from 2012 to 2013 and 27% from 2013 to 2014. For the years ended December 31, 2012, 2013 and 2014, our gross margin was 80%, 76% and 76%. We generated a net loss of $90.2 million, $27.1 million and $34.7 million for the years ended December 31, 2012, 2013 and 2014. Our net loss in 2012 and 2013 was affected by the settlement of, and legal expenses related to, our litigation with Brocade Communications Systems, Inc.

Trends Driving Continued Evolution of Application Networking

Commercial damage and customer dissatisfaction from poor website, data center application and network performance can have a lasting negative impact well beyond the expenses related directly to the downtime. To optimize data center application and network performance and avoid unforeseen downtime, organizations deploy application networking technology to ensure the performance and security of data center resources. These organizations must simultaneously address significant networking industry trends such as:

• Increased Adoption of Cloud Computing Applications. As organizations move their business critical applications to the cloud, they need application networking solutions optimized for cloud computing that can scale with the performance demands and security expectations of this growth.

• Increased Network Complexity Due to Virtualization and Software Defined Networking Adoption. Application networking technologies need to adapt to software-oriented data center architectures, including virtualization and Software Defined Networking, or SDN.

• Rapid Growth of Internet-Connected Devices and the Exhaustion of the Existing IP Address Space. The rapid growth of mobile and other Internet-connected devices has overwhelmed the current Internet Protocol addressing scheme, IPv4. To support this rapid growth of Internet-connected devices, application networking technology will play an increasingly significant role in managing two Internet connection standards simultaneously, extending the viability of IPv4 and enabling end-customers to move to the IPv6 standard.

• Increasing Risk from Cyber Security Threats. Cybercriminals, foreign military intelligence organizations and amateur hackers are targeting the data centers of organizations of every type. Authentication, application security and encryption are necessary but insufficient defenses against increasingly sophisticated attacks. In one particular cyber threat, a DDoS attack, the perpetrator attempts to render the target network unavailable for its intended purpose by orchestrating coordinated attacks from massive worldwide networks of compromised computers, called botnets. DDoS attacks have become more frequent and sophisticated and can easily overwhelm an inadequately protected target network. As these and other types of attacks have become more frequent and sophisticated, organizations increasingly rely on application networking technologies for defense.

• Exponential Growth in Data Center Speeds. Organizations are enhancing the performance of their networks by increasing the data traffic speeds of their data center networks from the 1 and 10 Gigabit Ethernet rates in use over the last ten years to 40 Gigabit Ethernet currently and are now evolving to 100 Gigabit Ethernet. Organizations require high performance application networking technology to ensure data center application and network performance and security are maintained despite rapidly escalating data rates.

Need for Next-Generation High Performance Application Networking

In order to address these increasingly complex network challenges, a new generation of application-aware networking solutions is needed in order to look deeply into application content, modify content for performance optimization or security purposes, and forward the traffic at rapidly escalating network data rates. Next-generation application networking solutions require:

• Ability to Scale with High Speed Network Traffic. As the number of Internet-connected devices continues to increase rapidly and the speed of network traffic continues to accelerate, architectural limitations in first-generation application networking approaches prevent them from responding effectively due to their inability to scale performance effectively with newer multi-core processor architectures. Next-generation application networking technologies must be able to analyze application data intelligently as they move through faster networks to take full advantage of the increasing computing power of modern multi-core processors.

• Platform to Provide Broad Application Extensibility. First-generation approaches to application networking use rigid system architectures that have been unable to respond effectively to the escalating security threats and the rapidly changing requirements of modern applications and cloud computing. Next-generation application networking technology must be flexible and agile to address the increasing array of networking and application challenges.

• Sophisticated Security Functionality. Next-generation application networking technology should be capable of detecting and mitigating the effects of large-scale, sophisticated cyber security threats such as DDoS and other attacks at the application level of the network. In order to defend against the rising volume of these sophisticated cyber-attacks, which circumvent conventional network based security solutions, application networking solutions must have exceptional application content, inspection capabilities and processing speeds.

• Ability to Accommodate a Variety of IT Delivery Models. Enterprises are increasingly handling their information technology needs in a variety of ways, including operating their own conventional dedicated data centers, and outsourcing to managed IT hosting providers of cloud-based applications to multiple clients often known as Infrastructure-as-a-Service. Some application networking vendors offer products for only a subset of these IT delivery models, or provide inconsistent features and management across these products, which is unacceptable to customers using multiple IT delivery models. Organizations need consistent application networking features and functionality regardless of which IT model, or combination of models they use, and regardless of whether their networks are in virtual or physical forms.

• Predictable Operational Performance. As data center traffic grows, first-generation approaches have limitations that can cause unpredictable performance that cannot consistently meet expected service levels. Next-generation application networking needs to deliver appropriate levels of service at ever-increasing data traffic rates.

Technology

Our Advanced Core Operating System Platform

ACOS Scalable Symmetrical Multi Processing Platform. ACOS is a scalable, flexible and agile software based platform for next-generation application networking. Our proprietary ACOS 64-bit shared memory architecture is critical for current and future performance and scalability requirements. Because ACOS is software based, we can use merchant silicon and industry standard x86 processors to increase our product development velocity, decrease our product development costs, and expand into new product markets. All of our products are built on our ACOS platform and leverage its performance optimization and security services.

ACOS is a symmetric multiprocessing operating system that was built from the ground up to leverage industry trends toward higher density, multi-core processor architectures.

• High Performance and Intelligent Network I/O Processing. In order to maximize the efficiency of high density, multi-core processors, we have developed a high performance intelligent network I/O technology that can balance application traffic flows equitably across processor cores. Our Flexible Traffic Accelerator logic can be implemented either as software running within a standard x86 processor or a Field Programmable Gate Array, or FPGA, semiconductor. Our Flexible Traffic Accelerator also performs certain hardware-based security checks for each packet and can discard suspicious traffic before it can impact system performance.

• Scalable and Efficient Memory Usage. To improve the performance of our multi-core processor architecture, we have developed a shared memory technology to allow all processors to share common memory and the state of the system simultaneously. As a result, we avoid the overhead associated with Inter-Processor Communication architectures deployed in first-generation approaches. We optimize memory to be visible to all cores simultaneously, while minimizing communication overhead and contention among processors for allocated memory space. Since all processors share a common memory pool, we can dynamically allocate memory space based upon the application processing requirements without constraints. Because configurations, policies and network databases are efficiently stored within a shared memory architecture, we can achieve greater performance and scalability from memory and processor resources.

• Optimized Application Networking. Once data has been processed and placed into a shared memory, then a processor can begin to apply ACOS common services and function-specific logic. To ensure that every processor can be utilized to perform every function, and thereby achieve greater system utilization, we have designed ACOS to use all processor cores symmetrically for all functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System, or aVCS, aXAPI for management integration, Application Delivery Partitions, or ADP, virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by ensuring that modifications made to one module will not have unwanted side-effects on other system functions.

Other ACOS Technologies. ACOS incorporates a number of other technologies to provide a rich environment for developing Layer 4-7 application networking solutions, including:

• aFleX Scripting. aFleX scripting technology is based on industry-standard Tool Command Language and enables end-customers to write custom scripts to augment the application processing.

• ADP. ADP enables multi-tenancy in the ACOS common services so that multiple departments of an organization or multiple end-customers can share a physical/virtual appliance.

• aVCS. aVCS enables multiple physical/virtual appliances to be managed as a single chassis.

• aXAPI. aXAPI is an industry standard RESTful program interface to enable management integration for achieving automated management.

Our Products

We offer our end-customers a portfolio of software based solutions that are built upon ACOS. Our premium Thunder Series product family, launched in the second quarter of 2013, has three solutions to address end-customer needs, including ADC to optimize data center performance, CGN to provide network address and protocol translation services for service provider networks, and TPS for network-wide security protection. Our AX Series is our original product family that was launched in 2007 and includes ADC and CGN solutions.

Application Networking Solutions

We currently offer three software based solutions that are built on top of our software based ACOS application networking platform and are delivered primarily on our optimized hardware appliances:

Application Delivery Controller. Our ADC solution provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP virtualization delivery for multi-tenancy, Secure Sockets Layer, or SSL, acceleration, SSL intercept, caching and compression, web application firewall, domain name server application firewall and others. ADC solutions are typically deployed in front of a server farm within a data center, including web, application and database servers.

Carrier Grade Network Address Translation. Our CGN solution extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure, and provides migration solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses.

Threat Protection System. Our TPS solution provides high volume, large scale detection and mitigation services to ensure that networks and server resources remain available even throughout a massive DDoS attack. TPS solutions are typically deployed at the perimeter of customer networks to protect their internal network resources from large-scale, volumetric cyber attacks, protocol attacks and resource attacks from distributed networks of compromised machines, or botnets.

With the release of our ACOS 4.0 software version we now have the ability to operate ADC and CGN solutions on the same platform, resulting in operational benefits for us and our customers. Our ACOS 4.0 release represents the most significant enhancement to our operating system since the introduction of the 64-bit ACOS release in 2009. The ACOS 4.0 enhanced feature set includes programmability, policy engine and telemetry support for our A10 Harmony architecture, an architecture that lays the foundation of a rapid services integration platform for enterprise, cloud, and service provider networks. An example is our Thunder Series integration and certification with Cisco Application Centric Architecture (ACI) for agile deployment and management of our advanced L4-7 services.

Product Families

We deliver these solutions as both physical and virtual appliances across our Thunder Series and AX Series product families.

Thunder Series. Our ADC, CGN and TPS solutions are available on our Thunder Series product family, including a range of physical appliances with throughput ranges from 5 gigabits per second, or Gbps, to 155 Gbps and a variety of other security and performance options available, as listed in the table below. Our vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft, Citrix Xen and Linux KVM. Our vThunder virtual appliance is also available from cloud IaaS providers, including Amazon Web Services (AWS), and service providers offering our Pay-as-you-Go Licensing model.

AX Series. Our ADC and CGN solutions are available on our AX Series product family, including a range of physical appliances with throughput ranges from 7.5 Gbps to 115 Gbps and a variety of other security and performance options available.

Centralized Management Solution

Our aGalaxy multi-device network management solution enables a network administrator to manage multiple A10 devices. While full control of our appliances can be achieved effectively out-of-the-box, the benefit of central and automated management increases as more appliances are added. The user interface provides a quick, at-a-glance view of status using a standard web browser. aGalaxy is designed to provide lower operational costs, as staff are freed up from repetitive tasks, while also increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error.

Support and Services

One of our founding principles is to provide superior customer and technical support. Our global support team is part of our engineering organization and is trained across all products and solutions. Our support team takes complete ownership of customer issues from the beginning to the end to achieve rapid response and a high quality resolution. We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes. Accordingly, we offer a broad range of support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

All customers receive warranty support for 90 days and greater than 95% of our end-customers purchase one of our maintenance products which entitles them to the support provided by our global support team. We offer a variety of support offerings, primarily two maintenance product options – Basic Support and Gold Support. The average maintenance contract term is 18 months. We invoice our channel partners or end-customers directly for maintenance contracts, in advance, at the time of hardware purchase. We generally provide discounts to our end-customers when they commit to longer term contracts. All our maintenance contracts are non-cancellable and are renewed through the same channel as originally purchased. Updates of our software are provided to all end-customers with a current maintenance contract on a when-and-if-available basis. Additionally, we provide on-site technical support as part of certain maintenance contracts. We maintain technical support centers in the United States, Japan, China and the Netherlands.

We have a professional services team able to provide a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services, on-site installation and on-going support.

Customers

We target organizations globally that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of December 31, 2014, we had sold our products to more than 3,900 customers across 71 countries. Our end-customers include three of the top four United States wireless carriers, seven of the top ten United States cable providers, and the top three wireless carriers in Japan, in addition to other global enterprises, Web giants and governmental organizations. Our business is geographically diversified with 48% of our total revenue from the United States, 26% from Japan and 26% from other geographic regions for the year ended December 31, 2014.  During the years ended December 31, 2012, 2013 and 2014, purchases from our ten largest end-customers accounted for approximately 49%, 43% and 37% of our total revenue.

Two end-customers, NTT DoCoMo, Inc., a Japanese wireless provider, and Microsoft Corp., an enterprise customer, both purchasing through resellers, accounted for 13% and 10% of net revenue in the year ended December 31, 2013; no other end-customer accounted for more than 10% of our total revenue during the periods presented.

Backlog

As of December 31, 2014 and 2013, we had product backlog of approximately $4.0 million and $12.0 million. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

Sales and Marketing

Sales. We sell our products globally to service providers and enterprises that depend on networks and data centers to generate revenue and manage operations efficiently. Our high-touch sales force engages directly or through indirect distribution channels with service providers and enterprises. Depending on size, geography, and complexity, some end-customer sales are originated and completed by our OEM and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators.

For the year ended December 31, 2014, 85% of our revenue was generated through our distribution channel partners. In 2014, one distribution channel partner, Itochu Techno Solutions Corporation accounted for 13% of our total revenue. In 2013, two distribution channel partners, NEC Corporation and Adaptive Integration, accounted for 15% and 10% of our total revenue. In 2012, revenues from NEC Corporation accounted for 34% of our total revenue. We also work closely with OEM partners. We believe that our high-touch sales organization is unique given our deep focus on technology competence and partnership with our end-customers’ network engineers and architects. We believe this sales approach allows us to leverage the benefits of the channel, such as expanding our market coverage, as well as maintain face-to-face relationships with our end-customers.

Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 30 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea and Latin America. Our sales organization also includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our end-customers, proof of concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We expect to continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Marketing. Our marketing strategy is focused on building our brand and driving end-customer demand for our application networking products and services through channel marketing, direct marketing and corporate communications campaigns. Marketing activities include product and solution launches, demand generation, advertising, Website development, trade shows and conferences. We are also actively engaged in driving global thought leadership through industry analyst engagement, media outreach, blogs and social media, and speaking events.

Manufacturing

We outsource the manufacturing of our hardware products to original design manufacturers. This approach allows us to benefit from the scale and experience of our manufacturing partners to reduce our costs, overhead and inventory while allowing us to adjust more quickly to changing end-customer demand. Our manufacturers are Lanner Electronics Inc., or Lanner, and AEWIN Technologies Co., Ltd., or AEWIN. These companies manufacture and assemble our hardware products using design specifications, quality assurance programs and standards that we establish. Our manufacturers procure components and assemble our products based on our demand forecasts and purchase orders. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. The component parts incorporated into our products are sourced either by our manufacturing partners or directly by us.

We have agreements with both Lanner and AEWIN pursuant to which they manufacture, assemble, and test our products. The Lanner agreement has an initial one year term and the AEWIN agreement has an initial term of six years. Each agreement automatically renews for successive one-year terms unless either party gives notice that they do not want to renew the agreement. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse. We also outsource warehousing and delivery to a third-party logistics provider in some regions.

Research and Development

Our research and development effort is focused on developing new products and on enhancing and improving our existing products, leveraging our ACOS platform. Our engineering team works closely with end-customers and technology partners to identify future needs. A majority of our research and development team is focused on software development, with substantial experience in networking, network management, application delivery, performance optimization, security, software quality engineering and automation.

We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customer and improving our competitive position. We supplement our own research and development effort with open source technologies and technologies that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.

Our engineering teams are located mainly in our headquarters in San Jose, California, Beijing, China and Taipei, Taiwan. For the years ended December 31, 2012, 2013 and 2014 our research and development expenses were $25.5 million, $33.3 million and $49.9 million, representing 21%, 24% and 28% of our total revenue.

Competition

We operate in the intensely competitive application networking market that is characterized by constant change and innovation. Changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements to address application performance and security. In addition to server load-balancing and other functions normally associated with application delivery, our solutions have expanded our addressable market into DDoS production and CGN, where we compete with a number of companies not included among traditional ADC vendors. The agility and flexibility of the ACOS platform enables us to rapidly innovate and deploy solutions into adjacent markets to ADC. As a result, we believe the traditional definitions of our market do not encompass all of the features, functions and capabilities of our solutions, or accurately represent the addressable market.

The ADC, CGN and TPS markets are characterized by a set of identifiable participants. We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented.

We believe that our main competitors fall into three categories:

• Companies that sell products in the traditional ADC market which includes companies that are well established in this market, such as F5 Networks, Inc., Brocade Communications Systems, Inc., Citrix Systems, Inc., and Radware Ltd.

• Companies that sell CGN products, products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc.

• Companies that sell traditional TPS mitigation products. We are a new entrant into the DDoS market and first publicly launched our DDoS detection and mitigation solution, TPS, in January 2014. We believe our principle competitors in this market are Arbor Networks, Inc., a subsidiary of NetScout Systems, Inc., and Radware, Ltd.

We believe that the principal competitive factors in our markets include:

• Ability to innovate and respond to customer needs rapidly;

• Breadth and depth of product features and functionality;

• Level of customer satisfaction;

• Price performance and efficiency;

• Ability for products to scale with high speed network traffic;

• Flexible and agile design of products;

• Ability to detect and mitigate large-scale cyber security threats;

• Ability to accommodate any IT delivery model or combination of models, regardless of form factor;

• Brand awareness and reputation; and

• Strength of sales and marketing efforts

We compete primarily based on the quality and price of our products, the rich and comprehensive features and functionalities offered by our platform, our differentiated customer support offerings and our close and ongoing relationship with our end-customers. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2014, we had 42 issued United States patents and 58 U.S. patent applications pending, and 85 patents or patent applications pending overseas. Our issued U.S. patents, excluding an older set of 14 patents that we acquired, expire between 2026 and 2032. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of or integration into our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the United States and other jurisdictions. See Part-I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the risks associated with protecting our intellectual property.

Employees

As of December 31, 2014, we had 704 full-time employees, including 251 engaged in research and development and customer support, 306 in sales and marketing and 58 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

A10 Networks, Inc. was incorporated in the State of California in 2004 and subsequently reincorporated in the State of Delaware in March 2014. Our website is located at www.A10networks.com, and our investor relations website is located at http://investors.A10networks.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at

100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

Even if we are able to anticipate, develop and commercially introduce new products and enhancements that address the market’s needs and opportunities, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, organizations that use other conventional or first-generation application networking products for their needs may believe that these products are sufficient. In addition, as we launch new product offerings, organizations may not believe that such new product offerings offer any additional benefits as compared to the existing application networking products that they currently use. Accordingly, organizations may continue allocating their IT budgets for existing application networking products and may not adopt our products, regardless of whether our products can offer superior performance or security.

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

We experienced net losses for the years ended December 31, 2012, 2013 and 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and 2014, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012, 2013 and 2014, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. (both settled) and in our settlement of the Brocade litigation. As a public company, we will also incur significant accounting, legal and other expenses that we did not incur as a private company.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during the year ended December 31, 2012, approximately 13% of our total revenue during the year ended December 31, 2013 and 7% of our total revenue during 2014.  In addition, during the years ended December 31, 2012, 2013 and 2014, purchases from our ten largest end-customers accounted for approximately 49%, 43% and 37% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 53%, 47% and 46% of our total revenue during the years ended December 31, 2012 and 2013, and 2014.

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

We have in the past been involved in two intellectual property litigation matters with F5 Networks, Inc., one with Allegro Software Development, Inc., one with Brocade and one with Radware, all of which have since settled. As part of the settlement with Brocade, we made a significant cash payment to Brocade, granted a license to Brocade to use all of our issued, pending and future patents, and received and granted certain covenants not to sue. We are currently party to one intellectual property litigation matter. In November 2013, Parallel Networks, LLC, which we believe is a patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware alleging that our AX and Thunder series products infringe two of their patents. Parallel is seeking injunctive relief, damages and costs. While we intend to defend ourselves vigorously against the allegations in this lawsuit, this litigation matter, regardless of the outcome, could result in significant costs and diversion of our management’s efforts.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of securities laws or other related claims, which could harm our business, divert management attention and require us to incur significant costs. For example, in January 2015, a class action lawsuit was filed against us, our Board of Directors, our Chief Financial Officer and the underwriters of our initial public offering alleging violations of the Securities Act of 1933. This lawsuit seeks unspecified compensatory damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding this lawsuit. While a certain amount of insurance coverage is available for expenses or losses associated with this lawsuit, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to this lawsuit; therefore, no litigation reserve has been recorded in the accompanying Consolidated Balance Sheets. Although we plan to defend against this lawsuit vigorously, there can be no assurances that a favorable final outcome will be obtained. This lawsuit or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property, and if we are unable to do so, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

We rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure of confidential and proprietary information, to protect our intellectual property. Despite the efforts we take to protect our intellectual property and other proprietary rights, these efforts may not be sufficient or effective at preventing their unauthorized use. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which we have rights. There may be instances where we are not able to protect intellectual property or other proprietary rights in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and other proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business.

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

If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. dollars; however, in Japan they are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen may therefore affect our actual revenue and gross margin. For example, in the third and fourth quarters of 2014, our gross margin was adversely impacted by both an increase in our inventory reserve primarily due to obsolete inventory on hand and unfavorable exchange rate fluctuations between the U.S. dollar and the Japanese yen.

We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2012, 2013 and 2014, approximately 64%, 52% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also seek to enter into distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful distributor relationships internationally or recruit additional companies to enter into distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms in customer contracts other than our standard terms. To the extent that we may enter into customer contracts in the future that include non-standard terms, our operating results may be adversely impacted.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $4.6 million decrease in our total revenue and a $3.4 million decrease in our operating income for the year ended December 31, 2014, and a hypothetical 10% favorable movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $4.6 million increase in our total revenue and a $3.4 million increase in operating income for the year ended December 31, 2014.  As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with fiscal 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as, for each fiscal year beginning with fiscal 2016, a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

As a public company, we are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We have identified a material weakness in our internal control over the computation of share-based compensation expense related to our 2014 Employee Stock Purchase Plan, and our business and stock price may be materially adversely affected if we do not adequately address this material weakness or if we have other material weaknesses in our internal control over financial reporting.

In connection with our review of internal control over financial reporting as of December 31, 2014, we determined that we did not adequately implement certain controls over the computation of share-based compensation related to our 2014 Employee Stock Purchase Plan, and we have therefore concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate this material weakness by implementing new review procedures and controls relating to the computation of share-based compensation expense related to our 2014 Employee Stock Purchase Plan. However, changes we make to our controls and processes may not be effective in maintaining the adequacy of our internal controls.

The existence of this material weakness or the discovery of one or more other material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. Although we continually review and evaluate internal control systems, we have in the past discovered significant deficiencies and we cannot assure you that we will not discover additional significant deficiencies or material weaknesses in our internal control over financial reporting. Any such additional significant deficiency or material weakness or failure to remediate the existing material weakness could materially adversely affect our ability to comply with applicable financial reporting requirements. Further, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, and our business, financial condition and results of operations could be materially harmed.

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. While some economic indicators have recently improved, there are still lingering effects of economic weakness from the recent financial recession, including more limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties that may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products do not continue to improve or those markets experience another downturn, many end-customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Real or perceived defects, errors, or vulnerabilities in our products or services or the failure of our products or services to block a threat or prevent a security breach could harm our reputation and adversely impact our results of operations.

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addition, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse our products, which may result in loss or a breach of business data. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.
If any companies or governments that are publicly known to use our platform are the subject of an advanced cyber attack that becomes publicized, our other current or potential channel partners or end-customers may look to our competitors for alternatives to our products. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and end-customer relations issues. To the extent potential end-customers or industry analysts believe that the occurrence of any actual or perceived failure of our products to detect or prevent malware, viruses, worms or similar threats is a flaw or indicates that our products do not provide significant value, our reputation and business could be harmed.
Any real or perceived defects, errors, or vulnerabilities in our products, or any failure of our products to detect a threat, could result in:
• a loss of existing or potential end-customers or channel partners;
• delayed or lost revenue;
• a delay in attaining, or the failure to attain, market acceptance;

•
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, or to identify and ramp up production with third-party providers;

•	an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;
• harm to our reputation or brand; and
• litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

Failure to protect and ensure the confidentiality and security of data could lead to legal liability, adversely affect our reputation and have a material adverse effect on our operating results, business and reputation.

We may collect, store and use certain confidential information in the course of providing our services, and we have invested in preserving the security of this data. We may also outsource operations to third-party service providers to whom we transmit certain confidential data. There are no assurances that any security measures we have in place, or any additional security measures that our subcontractors may have in place, will be sufficient to protect this confidential information from unauthorized security breaches.

We cannot assure you that, despite the implementation of these security measures, we will not be subject to a security incident or other data breach or that this data will not be compromised. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers or by other persons or entities with whom we have commercial relationships. Any compromise or perceived compromise of our security could damage our reputation with our end-customers, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.
We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Breaches of our security measures or those of our third-party service providers, or other security incidents, could result in unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions, and other potential liabilities. If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any actual or perceived compromise or breach of our security measures, or those of our third-party service providers, or any unauthorized access to, misuse or misappropriation of personally identifiable information, channel partners’ or end-customers information, or other information, could violate applicable laws and regulations, contractual obligations or other legal obligations and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, any of which could have an material adverse effect on our business, financial condition and operating results.
Our failure to adequately protect personal data could have a material adverse effect on our business.
A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (IP) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

If the general level of advanced cyber attacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our security business may be dependent on enterprises and governments recognizing that advanced cyber attacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent companies and governments have increased market awareness of advanced cyber attacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyber attacks, which may include testing, purchasing, and deploying our products. If advanced cyber attacks were to decline, or enterprises or governments perceived a decline in the general level of advanced cyber attacks, our ability to attract new channel partners and end-customers and expand our offerings within existing channel partners and end-customers could be materially and adversely affected. An actual or perceived reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

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

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and resell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. For example, we incurred inventory write downs of $2.2 million for 2014 as a result of end-customers’ decisions to purchase our new product offering rather than our existing product offerings as originally expected; we also recorded a similar write down during the third quarter 2014. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 32%, 18% and 27% in 2012, 2013 and 2014 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. For example, our sequential product growth rate between the three months ended June 30, 2014 and September 30, 2014 was a negative 7% and was lower than expected which resulted in our stock price to decline.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of December 31, 2014, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition. We discovered that we inadvertently reported incorrect information to the U.S. Census Bureau when reporting certain exports, although the underlying exports were authorized under the Export Administration Regulations. We implemented corrective actions and filed a Voluntary Self Disclosure with the U.S. Census Bureau regarding these technical violations. The Census Bureau closed the voluntary self-disclosure in October, 2014 without imposition of any fines or penalties.

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

Many of our business processes depend upon our information technology systems, the systems and processes of third parties, and on interfaces with the systems of third parties. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This could harm our ability to ship or support our products, and our financial results may be harmed.

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

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;

•expected timing and amount of the release of tax valuation allowances;

•expiration of, or detrimental changes in, research and development tax credit laws;

•tax effects of stock-based compensation;

•costs related to intercompany restructurings;

•changes in tax laws, regulations, accounting principles or interpretations thereof;

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates. or

•	examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regards to positions taken on tax filings

Changes in our effective tax rate could adversely affect our results of operations.

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, lapses of the availability of the U.S. research and development tax credit or changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

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

Our executive officers and directors, together with affiliated entities, hold 33.6% of our outstanding common stock as of December31, 2014. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in March 2014, and in January 2015, a law suit alleging violations of securities laws was filed against us, our directors and certain of our executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2014, there were approximately 5.0 million vested and exercisable options to purchase our common stock, in addition to the 61,376,690 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2014, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

If these holders of our common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will remain an emerging growth company until the earliest of: (a) the last day of the year (i) following the fifth anniversary of the completion of the initial public offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we qualify as a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

The requirements of being a public company increase costs and may divert management attention.

As a reporting company, we are incurring increased legal, accounting and other expenses, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, our management team is adapting to the requirements of being a reporting company. The expenses incurred for reporting and corporate governance purposes are significant. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

The increased costs associated with operating as a reporting company may decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which would cause our share price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California, where we currently lease 79,803 square feet of space under a lease agreement that expires in February 2020. We lease an additional 29,230 square feet of space in San Jose under a lease agreement that expires in January 2016. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including China, Japan, the United Kingdom, the Netherlands and Taiwan. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

We lease office space for headquarters, manufacturing, operations, research and engineering, distribution, marketing, sales and customer support at 13 locations in the U.S. and approximately 28 locations throughout the world, including China, Japan, the United Kingdom, the Netherlands, Korea, Taiwan and Singapore.
We consider these current facilities suitable and adequate to meet our requirements.

ITEM 3. LEGAL PROCEEDINGS
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
Additional information with respect to this Item may be found in Note 5. Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been quoted on the New York Stock Exchange ("NYSE") under the symbol “ATEN” since March 21, 2014. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods, the high and low sale prices of our common stock.

	Fiscal Year 2014 Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Low	$14.01	$10.63	$9.11	$3.93
High	$16.21	$15.22	$13.70	$8.66

The closing sale price of our common stock on the NYSE was $4.33 and $4.36 on February 27, 2015 and December 31, 2014. As of February 27, 2015, there were approximately 261 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends.

Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Comparison of Stockholder Return

This graph compares, for the period ended December 31, 2014, the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 3000 Index. The graph assumes $100 was invested on March 21, 2014 in the common stock of A10 Networks, Inc., the NASDAQ Composite Index and the Russell 3000 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

140
120
100
80
60
40
20
0
Value
03/21/14
03/31/14
06/30/14
09/30/14
12/31/14
A10 Networks, Inc.
Russell 3000 Index
NASDAQ Composite Index

Unregistered Sales of Equity Securities

None.

ITEM 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$179,507	$141,738	$120,066	$91,278	$55,302
Cost of revenue	$42,937	$33,396	$24,510	$18,475	$12,256
Gross profit	$136,570	$108,342	$95,556	$72,803	$43,046
Income (loss) from operations	$(30,271)	$(22,843)	$(87,020)	$9,013	$6,672
Net income (loss) attributable to common stockholders	$(35,870)	$(29,078)	$(90,150)	$7,304	$5,211

Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,905	$20,793	$23,867	$19,048	$6,877
Working capital (deficit)	$100,656	$15,122	$(61,460)	$19,064	$8,437
Total assets	$186,980	$93,794	$76,794	$55,433	$36,198
Total debt	$—	$20,000	$5,631	$1,654	$4,159
Deferred revenue, net-current and long-term	$57,220	$41,232	$27,707	$18,050	$14,463
Redeemable convertible preferred stock	$—	$81,426	$—	$—	$—
Convertible preferred stock	$—	$44,749	$41,737	$41,665	$41,648
Total stockholders' equity (deficit)	$96,565	$(134,880)	$(111,892)	$(25,590)	$(34,829)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data,” our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the discussion below contains certain forward‑looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors in this Annual Report on Form 10-K and elsewhere in this document.

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
We derive revenue from sales of products and related support services. Product revenues are generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our end-customers predominantly purchase maintenance and support in conjunction with purchases of our products.
We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of December 31, 2014, we had sold products to approximately 3,900 customers across 71 countries.
We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, California facilities, as well as at our manufacturers’ locations. We warehouse and deliver the majority of our products out of our San Jose warehouse. We also outsource warehousing and delivery to third-party logistics providers in some regions.
During 2014, 48% of our total revenue was generated from the United States, 26% from Japan, and 26% from other geographical regions. During the year ended December 31, 2013, 48% of our total revenue was generated from the United States, 28% from Japan and 24% from other geographical regions. For the years ended December 2014, 2013 and 2012, our enterprise customers accounted for 54%, 53% and 47% of our total revenue. For the years ended December 31, 2014, 2013 and 2012, our service provider customers accounted 53%, 47% and 46% of our total revenue.
As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the years ended December 31, 2014, 2013 and 2012, purchases from our ten largest end-customers accounted for approximately 37%, 43% and 49% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period and cause our quarterly revenue and operating results to fluctuate from quarter to quarter and also be difficult to predict.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we expect to continue to expand our global sales and marketing organizations, expand our distribution channel partner programs and increase awareness of our solutions on a global basis. Additionally we will be investing in general and administrative resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect short-term profitability.
Results of Operations
The following tables provide a summary of our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 as derived from our consolidated financial statements included in Item 8 Financial Statements and Supplemental Data in this Annual Report on Form 10-K (in thousands, except for percentages).

	Years Ended December 31,
	2014		2013		Net Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$134,486	74.9%	$112,045	79.1%	$22,441	20.0%
Services	45,021	25.1%	29,693	20.9%	15,328	51.6%
Total revenue	179,507	100.0%	141,738	100.0%	37,769	26.6%
Cost of revenue:
Products	31,084	17.3%	25,284	17.9%	5,800	22.9%
Services	11,853	6.6%	8,112	5.7%	3,741	46.1%
Total cost of revenue	42,937	23.9%	33,396	23.6%	9,541	28.6%
Gross profit	136,570	76.1%	108,342	76.4%	28,228	26.1%
Operating expenses:
Sales and marketing	96,837	53.9%	70,756	49.9%	26,081	36.9%
Research and development	49,903	27.8%	33,348	23.5%	16,555	49.6%
General and administrative	22,938	12.8%	15,556	11.0%	7,382	47.5%
Litigation expense (benefit)	(2,837)	(1.6)%	11,525	8.1%	(14,362)	(124.6)%
Total operating expenses	166,841	92.9%	131,185	92.5%	35,656	27.2%
Loss from operations	(30,271)	(16.9)%	(22,843)	(16.1)%	(7,428)	(32.5)%
Other income (expense), net:
Interest expense	(1,028)	(0.6)%	(1,495)	(1.1)%	467	31.2%
Interest income and other income (expense), net	(1,914)	(1.1)%	(2,118)	(101.5)%	204	9.6%
Total other income (expense), net	(2,942)	(1.6)%	(3,613)	(2.5)%	671	18.6%
Loss before provision for income taxes	(33,213)	(18.5)%	(26,456)	(18.6)%	(6,757)	(25.5)%
Provision for income taxes	1,507	0.8%	640	0.5%	867	135.5%
Net loss	$(34,720)	(19.3)%	$(27,096)	(19.1)%	$(7,624)	(28.1)%

	Years Ended December 31,
	2013		2012		Net Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$112,045	79.1%	$99,891	83.2%	$12,154	12.2%
Services	29,693	20.9%	20,175	16.8%	9,518	47.2%
Total revenue	141,738	100.0%	120,066	100.0%	21,672	18.1%
Cost of revenue:
Products	25,284	17.9%	18,619	15.5%	6,665	35.8%
Services	8,112	5.7%	5,891	4.9%	2,221	37.7%
Total cost of revenue	33,396	23.6%	24,510	20.4%	8,886	36.3%
Gross profit	108,342	76.4%	95,556	79.6%	12,786	13.4%
Operating expenses:
Sales and marketing	70,756	49.9%	51,323	42.7%	19,433	37.9%
Research and development	33,348	23.5%	25,513	21.3%	7,835	30.7%
General and administrative	15,556	11.0%	10,225	8.5%	5,331	52.1%
Litigation expense (benefit)	11,525	8.1%	95,515	79.6%	(83,990)	(87.9)%
Total operating expenses	131,185	92.5%	182,576	152.2%	(51,391)	(28.1)%
Loss from operations	(22,843)	(16.1)%	(87,020)	(72.5)%	64,177	73.7%
Other income (expense), net:
Interest expense	(1,495)	(1.1)%	(135)	(0.1)%	(1,360)	(1,007.4)%
Interest income and other income (expense), net	(2,118)	(1.4)%	(2,237)	(1.9)%	119	5.3%
Total other income (expense), net	(3,613)	(2.5)%	(2,372)	(2.0)%	(1,241)	(52.3)%
Loss before provision for income taxes	(26,456)	(18.7)%	(89,392)	(74.5)%	62,936	70.4%
Provision for income taxes	640	0.5%	758	0.6%	(118)	(15.6)%
Net loss	$(27,096)	(19.1)%	$(90,150)	(75.1)	$63,054	69.9%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN or TPS solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.
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
A summary of our total revenue for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Revenue:
Products	$134,486	$112,045	$22,441	20.0%
Services	45,021	29,693	15,328	51.6%
Total revenue	$179,507	$141,738	$37,769	26.6%
Revenue by geographic location:
United States	$85,325	$68,127	$17,198	25.2%
Japan	45,787	39,581	6,206	15.7%
Asia Pacific, excluding Japan	20,434	15,052	5,382	35.8%
EMEA	19,254	12,087	7,167	59.3%
Other	8,707	6,891	1,816	26.4%
Total revenue	$179,507	$141,738	$37,769	26.6%

	Years Ended December 31,		Net Change
	2013	2012	Amount	Percent
Revenue:
Products	$112,045	$99,891	$12,154	12.2%
Services	29,693	20,175	9,518	47.2%
Total revenue	$141,738	120,066	$21,672	18.1%
Revenue by geographic location:
United States	$68,127	$43,389	$24,738	57.0%
Japan	39,581	58,653	(19,072)	(32.5)%
Asia Pacific, excluding Japan	15,052	10,315	4,737	45.9%
EMEA	12,087	6,469	5,618	86.8%
Other	6,891	1,240	5,651	455.7%
Total revenue	$141,738	$120,066	$21,672	18.1%
Total revenue increased by $37.8 million in 2014 compared to 2013, which consisted of a $22.4 million increase in product revenue and $15.3 million increase in services revenue. Revenue from enterprise customers and service providers increased 30% and 23% compared to revenue in 2013.

Products revenue increased $22.4 million, or 20% in 2014 compared to 2013 which is primarily attributable to greater adoption of our solutions by new and existing customers. In addition, there has been a rapid adoption of our Thunder Series products introduced in the second quarter of 2013 which accounted for the majority of products revenue in the second half of 2014. Our Thunder Series of products include our ADC, CGN and TPS product lines.

Services revenue increased $15.3 million or 52% in 2014 compared to the same periods in 2013 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During 2014, services revenue recognized from contracts existing prior to the start of 2014 grew by 50% as compared to 2013 services revenue related to contracts existing prior to 2012.

For the year ended December 31, 2014, 48%, or $85.3 million of total revenue was generated from the United States, 25% growth compared to 2013. During 2014, 26%, or $45.8 million of total revenue was generated from Japan, a 16% increase compared to 2013. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan regions with total revenue increasing by 59% to $19.3 million and 36% to $20.4 million in 2014 compared to 2013 primarily due to our efforts to expand our presence in these regions.

Revenue growth from the year ended December 31, 2012 to 2013 reflects increased demand for our products and related support and services. The increase in products revenue was driven by increased sales of our products primarily to existing customers. We believe the Brocade litigation affected our revenues during both of these periods, but we believe this effect was particularly evident in the year ended December 31, 2013, due to the uncertainty created by injunctions issued in the matter. Although such injunctions did not prevent us from selling our redesigned products, certain customers informed us that they would not purchase any of our products until we settled the dispute. The settlement of the Brocade litigation did not result in any material restrictions to our business.

The increase in services revenue was related to the increase in PCS sales in connection with the increased unit sales of our hardware products, and the resulting increase in our installed base and the renewals of PCS on our installed customer base. During 2013, services revenue recognized from contracts existing prior to the start of 2013 grew by 59% as compared to 2012 services revenue related to contracts existing prior to 2012. Services revenue related to new product orders during 2013 accounted for 22% of total services revenue during the year.

In the year ended December 31, 2013, U.S. revenue was positively affected by a few large orders from existing customers purchasing our products for significant new project deployments within their organizations. These few large orders from existing customers accounted for 10% of revenue for 2013. Similarly, we experienced a decrease in revenue in Japan primarily due to certain end-customers deploying and absorbing products in 2013 that were purchased in 2012 to accommodate anticipated growth in data traffic. Revenue growth in other geographic locations was primarily due to our continued investment in increasing the size of our sales force and the number of distribution channel partners in those regions.

Although we experienced a sequential improvement in spending from North America service providers during the three months ended December 31, 2014, we remain cautious regarding a possible slowdown in this spending, which may lead to continued near term fluctuation in our products revenue and total revenue. We expect services revenue to increase sequentially into the foreseeable future as we increase our installed base.

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

A summary of our cost of revenue for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Cost of revenue:
Products	$31,084	$25,284	$5,800	22.9%
Services	11,853	8,112	3,741	46.1%
Total cost of revenue	$42,937	$33,396	$9,541	28.6%

	Years Ended December 31,		Net Change
	2013	2012	Amount	Percent
Cost of revenue:
Products	$25,284	$18,619	$6,665	35.8%
Services	8,112	5,891	2,221	37.7%
Total cost of revenue	$33,396	$24,510	$8,886	36.3%

Gross Margin

Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, discounts on early sales of new products to gain market penetration, inventory write-downs and international currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. For example, in the second half of 2014, gross margin was adversely impacted by an unfavorable exchange rate fluctuation between the U.S. dollar and the Japanese yen. In addition, we had an increase in our inventory reserve primarily due to obsolete inventory on hand. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period. Although our 2014 gross margin decreased compared to the prior years, we expect our gross margin to be consistent with our historical average in the future.

A summary of gross profit and gross margin for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except for gross margins):

	Years Ended December 31,
	2014		2013		Net Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$103,402	76.9%	$86,761	77.4%	$16,641	(0.5)%
Services	33,168	73.7%	21,581	72.7%	11,587	1.0%
Total gross profit	$136,570	76.1%	$108,342	76.4%	$28,228	(0.3)%

	Years Ended December 31,
	2013		2012		Net Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$86,761	77.4%	$81,272	81.4%	$5,489	(3.9)%
Services	21,581	72.7%	14,284	70.8%	7,297	1.9%
Total gross profit	$108,342	76.4%	$95,556	79.6%	$12,786	(3.2)%

Products gross margin decreased 0.5 percentage points in 2014 compared to 2013 primarily due to an unfavorable shift in our geographical sales mix and a devaluation of the Japanese yen against the U.S. dollar. We also experienced higher sales volumes from geographic regions with generally higher gross margins in 2013 compared to 2014, which benefited our gross margin in 2013.

Services gross margin increased 1.0 percentage point in 2014 compared to 2013, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to 2014 grew by 50% compared to revenue generated during 2013. The increase in cost of services was primarily a result of our investment to expand our service and support group in anticipation of future growth in our installed base. We increased our average support, training and professional services headcount by 47% during 2014 as compared to 2013.

The decrease of 4.0 percentage points in product gross margin from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to a higher than historical gross margin in the year ended December 31, 2012, related to higher than historical volumes coming from geographic regions with generally higher gross margins. In the year ended December 31, 2013, the geographical revenue mix returned to historical levels, as did gross margins. Additionally, in 2013 there was a modest negative impact to gross margin due to changes to the Dollar/Yen exchange rate. The increase of 1.9 percentage points in service gross margin was primarily a result of a 47% growth in services revenue, while cost of services revenue increased by only 38% due to increased operating efficiencies in our service and support group.

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

A summary of our operating expenses for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$96,837	$70,756	$26,081	36.9%
Research and development	49,903	33,348	16,555	49.6%
General and administrative	22,938	15,556	7,382	47.5%
Litigation expense (benefit)	(2,837)	11,525	(14,362)	(124.6)%
Total operating expenses	$166,841	$131,185	$35,656	27.2%

	Years Ended December 31,		Net Change
	2013	2012	Amount	Percent
Operating expenses:
Sales and marketing	$70,756	$51,323	$19,433	37.9%
Research and development	33,348	25,513	7,835	30.7%
General and administrative	15,556	10,225	5,331	52.1%
Litigation expense (benefit)	11,525	95,515	(83,990)	(87.9)%
Total operating expenses	$131,185	$182,576	$(51,391)	(28.1)%

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

Sales and marketing expenses increased $26.1 million or 37% in 2014 compared to 2013 primarily attributable to a $17.2 million increase in personnel and related costs, which includes a $3.6 million increase in stock-based compensation. The increase in personnel related costs was a result of higher sales and marketing headcount as we experienced a 26% increase in average headcount during 2014 compared to 2013. The increase was also attributable to a $2.9 million increase in marketing and promotion costs associated with advertising and trade shows, and a $2.1 million increase in professional services fees, as we increased our sales and marketing efforts to grow our revenue and expand our international sales presence. Depreciation expense and allocated facilities and information technology infrastructure costs also increased by $2.2 million as a result of higher headcount and increased depreciation expense on our evaluation equipment.

Sales and marketing expense increased $19.4 million in 2013 compared to 2012 primarily attributable to a $15.4 million increase in personnel and related costs, which includes a $7.3 million increase in employee compensation, a $6.1 million increase in commission and bonus expenses, a $0.9 million increase in stock-based compensation and a $1.1 million increase in travel costs, as a result of an increase in sales and marketing headcount. The increase was also attributable to a $1.5 million increase in marketing and promotion costs associated with advertising and trade shows, as we increased our sales and marketing efforts to grow our revenue.

We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization and as we increase our sales presence in existing countries and expand into new countries.

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

Research and development expenses increased $16.6 million in 2014 compared to 2013 primarily attributed to a $14.0 million increase in personnel and related costs, which includes a $2.6 million increase in stock-based compensation. The increase in personnel related costs was a result of higher research and development headcount as we experienced a 26% increase in average headcount during 2014 compared to 2013. In addition, the increases in research and development expenses also reflected a $1.0 million increase in professional services fees largely attributable to certification fees on our new products and a $1.2 million increase in depreciation and allocated facilities and information technology infrastructure costs in 2014 compared to 2013.

Research and development expenses increased $7.8 million in 2013 compared to 2012 primarily attributable to a $7.2 million increase in personnel and related costs, which includes a $5.8 million increase in employee compensation, a $0.5 million increase in bonuses and a $0.6 million increase in stock-based compensation, as a result of an increase in research and development headcount as we continued our efforts to develop new products and additional functionality for our existing products. The increase also reflected a $1.6 million increase in depreciation and allocated facilities and information technology infrastructure costs.

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

General and administrative expenses increased $7.4 million from 2013 to 2014 primarily attributed to a $3.3 million increase in personnel related costs which includes a $1.0 million increase in stock-based compensation. The increase in personnel related costs was a result of higher general and administrative headcount as we experienced a 28% increase in average headcount during the year ended December 31, 2014 compared to the same period in 2013. In addition, professional services costs increased by $3.2 million in 2014 compared to 2013 primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

General and administrative expenses increased by $5.3 million in 2013 compared to 2012 primarily attributable to higher professional services costs of $2.5 million, which related to increased general legal fees, audit fees, finance and accounting consulting fees, human resources and IT implementation services, in connection with scaling our organization to support increased business activity and preparing for an initial public offering. The increase was also attributable to a $1.8 million increase in personnel and related costs, including bonuses and stock-based compensation, and a $0.4 million increase in bad debt expense.

Litigation Expense (Benefit)

Litigation expense (benefit) is comprised of legal expenses incurred related to litigation and, if applicable, charges for litigation reserves. Litigation expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments in damages or settlements.

Litigation expense decreased $14.4 million, from $11.5 million litigation expense in 2013 to $2.8 million in litigation benefit in 2014. The $2.8 million of litigation benefit in the year ended December 31, 2014 is primarily comprised of a benefit of $7.0 million from a settlement agreement with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability, partially offset by other litigation expenses of $4.2 million.

The $11.5 million litigation expense in 2013 primarily consisted of $7.3 million in costs associated with the Brocade litigation which was settled in May 2013, and $3.4 million of legal expenses incurred in connection with the Radware litigation.

We recognized $95.5 million of litigation expense in 2012 which primarily consisted of $94.3 million of Brocade litigation related expenses, including $75.0 million related to the Brocade litigation settlement, and $19.3 million in professional legal service fees related to litigation defense costs primarily for the Brocade litigation.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs on our debt obligations. At December 31, 2014, we have no outstanding balances on our credit facility.  We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense decreased $0.5 million in 2014 compared to 2013 due to a $1.1 million interest charge related to an unsecured convertible promissory note we issued to Brocade in 2013, partially offset by a $0.3 million contingent payment in 2014 due upon completion of the initial public offering to a lender and $0.2 million higher amortization of debt issuance costs related to our revolving credit facility recorded in 2014.

Interest expense increased by $1.4 million in 2013 compared to 2012 due primarily to the $1.1 million in interest expense we incurred on an unsecured convertible promissory note we issued to Brocade in July 2013. We repaid the note in full in September 2013. The increase was also attributable to interest expense and amortization of debt issuance costs totaling $0.3 million related to the establishment and subsequent drawdown of $25.0 million of our revolving credit facility in September 2013.

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

Interest income and other income (expense), net, decrease by $0.2 million in 2014 compared to 2013 primarily attributable to a slight decrease in foreign exchange losses.

Interest income and other income (expense), net changed by $0.1 million in 2013 compared to 2012 due primarily to an increase of $0.7 million in foreign currency exchange losses as a result of the Japanese yen weakening against the U.S. dollar in 2013 offset by a decrease of $0.8 million non-cash expense related to a change in the value of convertible preferred stock warrants outstanding through their exercise or expiration in February 2013.

Provision for Income Taxes

We recorded income tax provision of $1.5 million, $0.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012. Our provision for income taxes consists primarily of income and withholding taxes in foreign jurisdictions in which we conduct business, state income taxes in the United States and the effect of unrecognized tax benefits. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. We maintain a full valuation allowance against our U.S. deferred tax assets as management does not believe that it is more likely than not that said deferred taxes will be realized. As a result, our provision for income taxes primarily relates only to foreign taxes at this time.

Liquidity and Capital Resources

Prior to our initial public offering in March 2014, we had financed our operations primarily through private placements of our convertible preferred stock, redeemable convertible preferred stock, debt financings and cash flows derived from the sale of our products and PCS contracts. In March 2014, we completed our initial public offering, whereby we sold 12,500,000 common shares at $15.00 per share (3,500,000 of which were offered by selling stockholders) and received net cash proceeds of $120.3 million after underwriting discounts and commissions and offering expenses.  As of December 31, 2014, cash and cash equivalents were $91.9 million, including $2.7 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2014, we had working capital of $100.7 million, an accumulated deficit of $181.8 million and total stockholders' equity of $96.6 million.

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

Credit Agreement

In September 2013, we entered into a credit agreement with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders.  The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility.  As of December 31, 2013, we had outstanding borrowings under the revolving credit facility of $20.0 million, which was paid in full in March 2014. The revolving credit facility matures on September 30, 2016.

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility.  The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity.  Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends.  As of December 31, 2014, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Operating activities	$(30,538)	$(25,133)	$3,213
Investing activities	(6,100)	(2,993)	(4,241)
Financing activities	107,750	25,052	5,847
Net increase (decrease) in cash and cash equivalents	$71,112	$(3,074)	$4,819

Cash Flows from Operating Activities

Our cash provided by (used in) operating activities is driven primarily by sales of our products and, to a lesser extent, by up-front payments from end-customers under PCS contracts. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses, costs related to our facilities and litigation expenses. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel and sales and marketing activities, our working capital requirements, and litigation expenses.

During the year ended December 31, 2014, cash used in operating activities was $30.5 million, consisting of a net loss of $34.7 million and a $12.2 million increase in net operating assets and liabilities offset by non-cash charges of $16.4 million. Our non-cash charges consisted primarily of stock-based compensation of $12.4 million and depreciation and amortization of $10.1 million, partially offset by a $7.0 million gain on the settlement of a contractual liability. The change in our net operating assets and liabilities was primarily due to a $17.3 million increase in accounts receivable, $8.9 million increase in inventory, $6.1 million decrease in accrued litigation expenses and a $3.0 million increase in prepaid expense and other current assets, partially offset by a $16.0 million increase in deferred revenue and an $7.6 million increase in accounts payable and accrued liabilities.

The increase in accounts receivable was primarily due to increased billing and the timing of billing and cash collection, as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the year compared to the December 31, 2013 outstanding accounts receivable. The decrease in accrued litigation costs was primarily attributable to a $5.0 million payment we made under the terms of a settlement of a contractual liability we reached with one of our legal services providers in May 2014 as well as lower litigation activities in 2014 compared to 2013. The increase in inventory and prepaid and other current assets was attributable to our year over year business growth. The increase in deferred revenue was due to billings of support contracts with service terms that are typically one year. The increase in accounts payable and accrued liabilities was primarily attributable to increases in accrued compensation costs due to higher headcount and increases as well as a result of increased business activity levels and the timing of vendor invoice payments.

During the year ended December 31, 2013, cash used in operating activities was $25.1 million, consisting of a net loss of $27.1 million and an $11.1 million decrease in net operating assets and liabilities offset by non-cash charges of $13.1 million. Our non-cash charges consisted of depreciation and amortization of $7.1 million, stock-based compensation of $4.3 million, and provision for doubtful accounts and sales returns of $1.8 million. The change in our net operating assets and liabilities was due primarily to a $15.5 million increase in accounts receivable and a $8.5 million increase in inventory associated with the growth in our business combined with a $6.8 million decrease in accrued litigation expenses due to the payment of the legal fees as a result of settling the Brocade litigation. These changes were offset by a $13.5 million increase in deferred revenue due to increased sales of our PCS contracts, a $2.1 million increase in accrued liabilities attributable to higher accrued personnel costs due to growth in headcount and accrued tax liabilities, a $2.5 million increase in accounts payable due to the growth in our business activities, and a $1.6 million decrease in prepaid expenses and other assets due to a decrease in prepaid state income taxes receivable.

During the year ended December 31, 2012, cash provided by operating activities was $3.2 million, consisting of a net loss of $90.2 million offset by non-cash charges of $10.2 million and an $83.0 million increase in our net operating assets and liabilities. Our non-cash charges consisted of depreciation and amortization of $5.3 million, stock-based compensation of $2.5 million, provision for doubtful accounts and sales returns of $1.3 million and the change in fair value of our convertible preferred stock warrant liability of $0.8 million. The change in our net operating assets and liabilities was due primarily to the

$83.6 million increase in accrued litigation expenses attributable to the $75.0 million Brocade settlement, a $9.7 million increase in deferred revenue due to increased sales of our PCS contracts and a $6.5 million increase in accrued liabilities attributable to higher accrued personnel costs due to growth in headcount and accrued tax liabilities. These changes were offset by a $9.1 million increase in inventory and a $7.3 million increase in accounts receivable associated with the growth in our business along with a $2.6 million increase in prepaid expenses and other assets due to an increase in VAT and state income taxes receivable.

Cash Flows from Investing Activities

During the years ended December 31, 2014, 2013 and 2012, cash used in investing activities was $6.1 million, $3.0 million and $4.2 million primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2014, cash provided by financing activities was $107.8 million, primarily consisting of $121.0 million in net proceeds from the issuance of our common stock to outside investors in our IPO and $7.0 million proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock, partially offset by a $20.0 million repayment of our revolving credit facility.

During the year ended December 31, 2013, cash provided by financing activities was $25.1 million, consisting of $79.4 million in aggregate net proceeds from the issuance of our Series D redeemable convertible preferred stock to outside investors, a net $14.0 million in net borrowings from our revolving credit facility, $0.8 million in proceeds from the exercise of our Series C convertible preferred stock warrants and $2.4 million in proceeds from the exercise of stock options, net of repurchases of common stock, offset by a $70.0 million in repayment of a promissory note. In July 2013, in conjunction with our litigation settlement with Brocade, we entered into a convertible promissory note with Brocade for $70.0 million, which we repaid in September 2013.

During the year ended December 31, 2012, cash provided by financing activities was $5.8 million, consisting of $15.0 million in proceeds from our revolving credit facility offset by $10.0 million in repayments on outstanding borrowings on our revolving credit facility and term loan with SVB. We also received $0.8 million in proceeds from borrowings under a capital lease for equipment, on which we made $0.2 million in repayments during 2012. We also received $1.3 million in proceeds from the exercise of stock options, net of repurchases of common stock

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future obligations with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands).

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$10,736	$2,963	$4,123	$3,362	$288
Technology leasing agreement	700	140	280	280	—
Total	$11,436	$3,103	$4,403	$3,642	$288

The contractual obligations table above excludes $2.2 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of December 31, 2013, we had outstanding borrowings under the revolving credit facility of $20.0 million, which were repaid in March 2014. We have no outstanding borrowings under this credit facility as of December 31, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience and expected future trends. If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write offs may be necessary, which could unfavorably affect future operating results.

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware and perpetual software license revenue; and (ii) services revenue, which include post contract support (“PCS”), professional services, and training. Substantially all of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

We define each of the four criteria above as follows:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a purchase order issued pursuant to the terms and conditions of a master sales agreement.

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We do not have significant obligations for future performance, such as customer acceptance provisions, rights of return, or pricing credits, associated with our sales.

•
The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Standard payment terms to customers range from 30 to 90 days.

•
Collection is reasonably assured. We assess probability of collection on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services.

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Unearned PCS revenue is included in deferred revenue.

Professional service revenue primarily consists of the fees we earn related to installation and consulting services. We recognize revenue from professional services upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 30 to 90 days from the start of service.

Multiple-Element Arrangements

Our hardware with the embedded software solutions (which is a proprietary operating system that together with the hardware delivers the functionality desired by our customers), is considered a separate unit of accounting from PCS because they have value to the customer on a standalone basis and our sales arrangements do not include a right of return for delivered products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price method. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or service.

When applying the relative selling price method, we determine the selling price for each element using (i) vendor-specific objective evidence, or VSOE, of selling price, if available; (ii) third-party evidence, or TPE, of selling price, if VSOE is not available; and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

• VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range.

• TPE. When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE.

• BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration.

The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for our products and some of our services, we determine BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and go-to-market strategy, which include factors such as the geographies in which our products and services were sold (domestic or international), offering type (product series, and level of support for PCS) and type of sales channel. The determination of BESP is made through consultation with and approval by management.

We may occasionally accept returns to address customer satisfaction issues or solution-fit issues even though there is no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period gross revenues. Specific customer returns and allowances are considered within this estimate. Management also analyzes changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.

Inventory Valuation

Inventory consists primarily of finished goods and component parts to be used in the manufacturing process and is stated at lower of average cost or market. A provision is recorded when inventory is determined to be in excess of anticipated demand or obsolete, to adjust inventory to its estimated realizable value. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs. We incurred inventory write downs of $2.2 million, $2.6 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012.

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

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense
The factors used to assess the likelihood of realization of our deferred tax assets include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
We account for uncertainty in income taxes recognized in our financial statements by regularly reviewing our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by taxing authorities.

Stock-Based Compensation

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Pre-IPO Common Stock Valuations

Prior to our IPO in March 2014, the fair value of the common stock underlying our stock options was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management judgment. Under the fair value recognition provisions of this guidance, stock-based compensation was measured at the grant date based on the fair value of the award and was recognized as expense, net of estimated forfeitures, over the requisite service period, which was generally the vesting period of the award. Determining the fair value of stock-based awards at the grant date represents management’s best estimate, but the estimates involves inherent uncertainties and the application of management’s judgment. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model was affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1. Description of Business and Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, which section is incorporated herein by reference.

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited, in thousands)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2014. In management's opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data (in thousands):

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue:
Products	$36,417	$34,122	$31,601	$32,346
Services	9,328	11,010	11,827	12,856
Total revenue	45,745	45,132	43,428	45,202
Cost of revenue:
Products	7,427	7,410	8,818	7,429
Services	2,626	2,930	2,935	3,362
Total cost of revenue	10,053	10,340	11,753	10,791
Gross profit	35,692	34,792	31,675	34,411
Operating expenses:
Sales and marketing	21,563	23,975	24,651	26,648
Research and development	11,205	11,869	12,342	14,487
General and administrative	5,363	5,531	5,141	6,903
Litigation expense (benefit)	1,846	(5,859)	910	266
Total operating expenses	39,977	35,516	43,044	48,304
Loss from operations	(4,285)	(724)	(11,369)	(13,893)
Other income (expense), net:
Interest expense	(587)	(125)	(192)	(124)
Interest income and other income (expense), net	(25)	(138)	(510)	(1,241)
Total other income (expense), net	(612)	(263)	(702)	(1,365)
Loss before provision for income taxes	(4,897)	(987)	(12,071)	(15,258)
Provision for income taxes	205	309	233	760
Net loss	(5,102)	(1,296)	(12,304)	(16,018)
Accretion of redeemable convertible preferred stock dividend	(1,150)	—	—	—
Net loss attributable to common stockholders	$(6,252)	$(1,296)	$(12,304)	$(16,018)

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue:
Products	$23,269	$23,064	$32,263	$33,449
Services	6,312	7,067	7,563	8,751
Total revenue	29,581	30,131	39,826	42,200
Cost of revenue:
Products	4,906	4,894	6,669	8,815
Services	1,698	2,020	2,065	2,329
Total cost of revenue	6,604	6,914	8,734	11,144
Gross profit	22,977	23,217	31,092	31,056
Operating expenses:
Sales and marketing	15,589	15,723	18,276	21,168
Research and development	7,772	8,336	8,517	8,723
General and administrative	3,830	3,697	3,686	4,343
Litigation expense (benefit)	3,404	4,800	1,683	1,638
Total operating expenses	30,595	32,556	32,162	35,872
Loss from operations	(7,618)	(9,339)	(1,070)	(4,816)
Other income (expense), net:
Interest expense	(13)	(33)	(1,399)	(50)
Interest income and other income (expense), net	(681)	(683)	(73)	(681)
Total other income (expense), net	(694)	(716)	(1,472)	(731)
Loss before provision for income taxes	(8,312)	(10,055)	(2,542)	(5,547)
Provision for income taxes	221	158	207	54
Net loss	(8,533)	$(10,213)	(2,749)	(5,601)
Accretion of redeemable convertible preferred stock dividend	—	$(33)	(755)	(1,194)
Net loss attributable to common stockholders	$(8,533)	$(10,246)	$(3,504)	$(6,795)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen and the Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.
We recorded $2.0 million, $2.1 million and $1.5 million foreign exchange loss during the years ended December 31, 2014, 2013 and 2012. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.
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
Our exposure to interest rates risk relates to our revolving credit facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of December 31, 2014, the effect of a hypothetical 10% change in interest rates would not have a significant impact on our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2014 and 2013	62
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	63
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit) For the Years Ended December 31, 2014, 2013 and 2012	64
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	65
Notes to Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, redeemable convertible preferred stock, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A10 Networks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Jose, California
March 10, 2015

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$91,905	$20,793
Accounts receivable, net of allowances of $3,246 and $2,738 as of December 31, 2014 and December 31, 2013	54,003	37,704
Inventory	20,701	17,166
Prepaid expenses and other current assets	4,732	3,056
Total current assets	171,341	78,719
Property and equipment, net	10,780	9,801
Other non-current assets	4,859	5,274
Total Assets	$186,980	$93,794
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$8,994	$9,228
Accrued liabilities	22,290	15,514
Accrued litigation expenses	145	10,407
Deferred revenue, current	39,256	28,448
Total current liabilities	70,685	63,597
Revolving credit facility	—	20,000
Deferred revenue, non-current	17,964	12,784
Other non-current liabilities	1,766	6,118
Total Liabilities	90,415	102,499
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, no par value—no shares authorized, issued or outstanding as of December 31, 2014; 115 shares authorized, 80 shares issued and outstanding with aggregate liquidation preference of $80,000 as of December 31, 2013	—	81,426
Convertible preferred stock, par value $0.00001 — 100,000 shares authorized and no shares issued and outstanding as of December 31, 2014; no par value —30,569 shares authorized, issued and outstanding with aggregate liquidation preference of $42,884 as of December 31, 2013	—	44,749
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.00001 — 500,000 and 65,600 shares authorized as of December 31, 2014 and December 31, 2013; 61,377 and 10,032 shares issued and outstanding as of December 31, 2014 and December 31, 2013	1	—
Additional paid-in capital	278,349	12,185
Accumulated deficit	(181,785)	(147,065)
Total Stockholders' Equity (Deficit)	96,565	(134,880)
Total Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock And Stockholders' Equity (Deficit)	$186,980	$93,794

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Products	$134,486	$112,045	$99,891
Services	45,021	29,693	20,175
Total revenue	179,507	141,738	120,066
Cost of revenue:
Products	31,084	25,284	18,619
Services	11,853	8,112	5,891
Total cost of revenue	42,937	33,396	24,510
Gross profit	136,570	108,342	95,556
Operating expenses:
Sales and marketing	96,837	70,756	51,323
Research and development	49,903	33,348	25,513
General and administrative	22,938	15,556	10,225
Litigation expense (benefit)	(2,837)	11,525	95,515
Total operating expenses	166,841	131,185	182,576
Loss from operations	(30,271)	(22,843)	(87,020)
Other income (expense), net:
Interest expense	(1,028)	(1,495)	(135)
Interest income and other income (expense), net	(1,914)	(2,118)	(2,237)
Total other income (expense), net	(2,942)	(3,613)	(2,372)
Loss before provision for income taxes	(33,213)	(26,456)	(89,392)
Provision for income taxes	1,507	640	758
Net loss	$(34,720)	$(27,096)	$(90,150)
Accretion of redeemable convertible preferred stock dividend	(1,150)	(1,982)	—
Net loss attributable to common stockholders	$(35,870)	$(29,078)	$(90,150)
Net loss per share attributable to common stockholders:
Basic	$(0.74)	$(3.14)	$(10.80)
Diluted	$(0.74)	$(3.14)	$(10.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic	48,682	9,262	8,344
Diluted	48,682	9,262	8,344

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 1, 2012	—	$—	30,111	$41,665	8,362	$—	$4,229	$(29,819)	$(25,590)
Stock based compensation expense	—	—	—	—	6	—	2,540		2,540
Issuance of Series C convertible preferred stock upon exercise of Series C convertible preferred stock warrants for cash	—	—	11	72	—	—	—	—	—
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	941	—	599	—	599
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(63)	—	709	—	709
Net loss	—	—	—	—	—	—	—	(90,150)	(90,150)
Balance at December 31, 2012	—	—	30,122	41,737	9,246	—	8,077	(119,969)	(111,892)
Stock based compensation expense	—	—	—	—	—	—	4,282	—	4,282
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $556	80	79,444	—	—	—	—	—	—	—
Accretion of Series D redeemable convertible preferred stock dividend	—	1,982	—	—	—	—	(1,982)	—	(1,982)
Issuance of Series C convertible preferred stock upon exercise of Series C convertible preferred stock warrants for cash	—	—	447	3,012	—	—	—	—	—
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	822	—	1,174	—	1,174
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(36)	—	634	—	634
Net loss	—	—	—	—	—	—	—	(27,096)	(27,096)
Balance at December 31, 2013	80	81,426	30,569	44,749	10,032	—	12,185	(147,065)	(134,880)
Stock based compensation expense	—	—	—	—	—	—	12,359		12,359
Accretion of Series D redeemable convertible preferred stock dividend	—	1,150	—	—	—	—	(1,150)	—	(1,150)
Issuance of common stock in connection with initial public offering net of offering costs	—	—	—	—	9,000	—	120,286	—	120,286
Conversion of preferred stock to common stock in connection with initial public offering	(80)	(82,576)	(30,569)	(44,749)	39,997	1	127,324	—	127,325
Common issued under employee equity incentive plans, net of unvested portion	—	—	—	—	2,352	—	6,574	—	6,574
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(4)	—	771	—	771
Net loss	—	—	—	—	—	—	—	(34,720)	(34,720)
Balance at December 31, 2014	—	$—	—	$—	61,377	$1	$278,349	$(181,785)	$96,565

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(34,720)	$(27,096)	$(90,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,121	7,080	5,294
Stock-based compensation	12,359	4,282	2,540
Gain on settlement of contractual liability (Note 3)	(6,993)	—	—
Provision for doubtful accounts and sales returns	935	1,788	1,330
Changes in fair value of convertible preferred stock warrant liability	—	2	804
Changes in operating assets and liabilities:
Accounts receivable, net	(17,281)	(15,549)	(7,340)
Inventory	(8,914)	(8,489)	(9,147)
Prepaid expenses and other assets	(3,017)	1,588	(2,571)
Accounts payable	903	2,495	2,382
Accrued liabilities	6,724	2,133	6,507
Accrued litigation expenses	(6,066)	(6,797)	83,644
Deferred revenue	15,989	13,525	9,657
Other	(578)	(95)	263
Net cash provided by (used in) operating activities	(30,538)	(25,133)	3,213
Cash flows from investing activities:
Purchases of property and equipment	(6,100)	(2,993)	(4,241)
Net cash used in investing activities	(6,100)	(2,993)	(4,241)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	121,017	(656)	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	79,444	—
Principal payments on convertible promissory note in relation to settlement of litigation	—	(70,000)	—
Proceeds from revolving credit facility	—	33,988	15,000
Principal payments on revolving credit facility	(20,000)	(20,000)	(10,000)
Principal payments on term loan	—	(631)	(1,023)
Proceeds from borrowings under capital lease	—	—	750
Proceeds from exercise of convertible preferred stock warrants	—	813	20
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	7,030	2,392	1,271
Other	(297)	(298)	(171)
Net cash provided by financing activities	107,750	25,052	5,847
Net increase in cash and cash equivalents	71,112	(3,074)	4,819
Cash and cash equivalents—beginning of period	20,793	23,867	19,048
Cash and cash equivalents—end of period	$91,905	$20,793	$23,867
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$1,108	$698	$1,723
Cash paid for interest	$503	$1,208	$93

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of preferred stock into common stock	$127,325	$—	$—
Inventory transfers to property and equipment	$5,379	$5,638	$3,400
Accretion of Series D redeemable convertible preferred stock	$1,150	$1,982	$—
Vesting of early exercised stock options	$771	$654	$709
Costs related to the initial public offering included in accounts payable and accrued liabilities	$75	$1,776	$—
Issuance of convertible promissory note in relation to settlement of litigation	$—	$70,000	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital upon the exercise of the convertible preferred stock warrants	$—	$2,199	$52

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers, or ADCs, to optimize data center performance; Carrier Grade Network Address Translation, or CGN, to provide address and protocol translation services for service provider networks; and a Distributed Denial of Service Threat Protection System, or TPS, for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

We had no comprehensive income (loss) other than our net income (loss), hence our comprehensive income (loss) is the same as the net income (loss) for all periods presented. Pursuant to the accounting guidance provided by Accounting Standard Codification ("ASC") 220 Comprehensive Income, we did not present statements of comprehensive income (loss) for the periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, contingencies and litigation, and determination of fair value of stock-based compensation. These estimates are evaluated on an ongoing basis using historical experience and other factors and that are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. Dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the consolidated statements of operations.

Vendor Business Concentration

Our products are concentrated in an industry which is characterized by significant competition, rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Our success depends on management’s ability to anticipate and respond quickly and adequately to technological developments in the industry, or changes in customer requirements or industry standards. Any significant delays in the development or introduction of products could have a material adverse effect on our business and operating results. We rely on third parties to manufacture our hardware appliances and we purchase raw materials from third-party vendors. We outsourced substantially all of our manufacturing services to two independent manufacturers. In addition, we purchase certain strategic component inventory which is consigned to our third-party manufacturers. Other hardware components included in our products are sourced from various suppliers by our manufacturers and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of our products or changes in our manufacturers’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers, and thereby may have a material adverse effect on our business and consolidated financial statements.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented, or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
Customers
Customer A	13%	*	*
Customer B	*	15%	34%
Customer C	*	10%	*

* represents less than 10% of total revenue

As of December 31, 2014 and 2013, no customer accounted for 10% or more of our total gross accounts receivable.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds. As of December 31, 2014 and 2013, cash held in bank accounts was $91.9 million and $20.8 million.

Fair Value Measurement

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. Cash equivalents are stated at amortized cost, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of our revolving credit facility approximates its fair value as the stated interest rate approximates market rates currently available to us. As of December 31, 2014 and 2013, we have not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level II—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

As of December 31, 2014 and 2013, our financial instruments entirely consist of Level I assets. Level I assets include highly liquid money market funds that are included in cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, and do not bear interest. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on the length of time the receivables are past due and our historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, our estimate of the recoverability of the amounts due could be reduced by a material amount.

Inventory

Inventory consists primarily of finished goods and related component parts and is stated at the lower of standard cost, (which approximates actual cost on a first-in, first-out basis), or market value (estimated net realizable value). We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of revenue in the accompanying Consolidated Statements of Operations. We incurred inventory write downs of $2.2 million, $2.6 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012.

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, ranges from one to three years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements ranges from two to eight years.

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware and perpetual software license revenue; and (ii) services revenue, which include post contract support (“PCS”), professional services, and training. Substantially all of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

We define each of the four criteria above as follows:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a purchase order issued pursuant to the terms and conditions of a master sales agreement.

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We do not have significant obligations for future performance, such as customer acceptance provisions, rights of return, or pricing credits, associated with our sales.

•
The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. Standard payment terms to customers range from 30 to 90 days.

•
Collection is reasonably assured. We assess probability of collection on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services.

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Unearned PCS revenue is included in deferred revenue.

Professional service revenue primarily consists of the fees we earn related to installation and consulting services. We recognize revenue from professional services upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 30 to 90 days from the start of service.

Multiple-Element Arrangements

Our hardware with the embedded software solutions (which is a proprietary operating system that together with the hardware delivers the functionality desired by our customers), is considered a separate unit of accounting from PCS because they have value to the customer on a standalone basis and our sales arrangements do not include a right of return for delivered products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price method. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or service.

When applying the relative selling price method, we determine the selling price for each element using (i) vendor-specific objective evidence, or VSOE, of selling price, if available; (ii) third-party evidence, or TPE, of selling price, if VSOE is not available; and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

• VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range.

• TPE. When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE.

• BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration.

The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold regularly on a standalone basis. As we have not been able to establish VSOE or TPE for our products and some of our services, we determine BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and go-to-market strategy, which include factors such as the geographies in which our products and services were sold (domestic or international), offering type (product series, and level of support for PCS) and type of sales channel. The determination of BESP is made through consultation with and approval by management.

We may occasionally accept returns to address customer satisfaction issues or solution-fit issues even though there is no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period gross revenues. Specific customer returns and allowances are considered within this estimate. Management also analyzes changes in customer demand and acceptance of products when evaluating the adequacy of returns and sales allowances.

Deferred Revenue

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue primarily represents PCS contracts billed in advance and revenue is recognized ratably over the service contract term, typically one to five years. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

Shipping and Handling

Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

Research and Development Costs

Software and hardware development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. The period between achievement of technological feasibility, which we define as the establishment of a working model, and the general availability of such software to customers has been short, resulting in software development costs qualifying for capitalization being insignificant. Accordingly, we did not capitalize any development costs for the years ended December 31, 2014, 2013 and 2012.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to our Initial Public Offering ("IPO"), were capitalized until our IPO in March 2014, at which time the deferred offering costs were offset against our IPO proceeds upon the completion of the offering. As of December 31, 2013, we had capitalized $2.4 million of deferred offering costs, which is classified as other current assets on our Consolidated Balance Sheets.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers accountable for operations, operating results beyond revenues or gross profit, or plans for levels or components below the consolidated unit level. Accordingly, we have a single reporting segment.

Stock-Based Compensation

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.

We recognize compensation expense for all stock-based payment awards granted to employees, including stock options, restricted stock units (“RSUs”) and purchases under our 2014 Employee Stock Purchase Plan (“2014 Purchase Plan”), based on the estimated fair value on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU granted represents the closing price of our common stock on the date of grant. The fair value of purchases under our 2014 Purchase Plan is calculated based on the closing price of our common stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.

We account for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to nonemployees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized within our Consolidated Statement of Operations during the period the related services are rendered.

In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on actual historical returns experience and the application of those historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2014, 2013 and 2012.

Litigation and Contingencies

Litigation is comprised of legal expenses incurred in defending ourselves against litigation matters and our change in litigation reserve. Legal expenses are recorded in our Consolidated Statements of Operations as incurred when the legal services are provided. The current portion of accrued litigation expenses represents the legal expenses that are expected to be paid within one year of Consolidated Balance Sheets date. Accrued litigation expenses represents our estimate of possible losses on pending litigations. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not accrued estimated litigation liabilities or ranges of possible loss related to these proceedings, as at this time in the proceedings, if any, the matters do not relate to a probable loss and/or amounts are not reasonably estimable.

401(k) Profit Sharing Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code that is offered to all of our United States employees. Each participant in the plan may elect to contribute up to $17,500 of his or her annual compensation to the plan for the 2014 calendar year. Individuals who were 50 or older may contribute an additional $5,500 of their annual income. We did not make matching or discretionary contributions to this plan during 2014.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or in our tax returns. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense.

The factors used to assess the likelihood of realization of our deferred tax assets include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

We account for uncertainty in income taxes recognized in our consolidated financial statements by regularly reviewing our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by taxing authorities. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.  We adopted ASU-2013-11 on January 1, 2014, and the adoption did not have a material impact on our consolidated financial statements.

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
Cash and cash equivalents are carried at fair value. Our money market funds and equity instruments are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities, certificates of deposit and plan assets under our deferred compensation plan based on quoted market prices in active markets. As of December 31, 2014 and 2013, we had no assets or liabilities classified within Level II or Level III and there were no transfers of instruments between Level I, Level II and Level III regarding fair value measurement.

The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2014		December 31, 2013
	Level 1	Total	Level 1	Total
Financial Assets
Money market funds	$51,047	$51,047	$14,029	$14,029

We did not have realized gains or losses for the years ended December 31, 2014 and 2013 related to our financial assets.

The following table sets forth a summary of the changes in the fair value of our Level III financial liabilities (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Fair value, beginning of period	$—	$2,197	$1,445
Fair value of convertible preferred stock warrants exercised	—	(2,199)	(52)
Changes in fair value of Level III liabilities	—	2	804
Fair value, end of period	$—	$—	$2,197

Level III liabilities that are measured at fair value on a recurring basis consist solely of our convertible preferred stock warrant liability. The fair values of the outstanding convertible preferred stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

3. Balance Sheets and Statement of Operations Components

Allowance for Doubtful Accounts and Sales Return Reserve

For the years ended December 31, 2014, 2013 and 2012, allowance for doubtful accounts and sales return reserve consisted of the following activity (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Allowance for doubtful accounts, beginning balance	$1,836	$1,494	$793
Charged to expenses	76	1,068	712
Write-offs	(8)	(726)	(11)
Allowance for doubtful accounts, ending balance	$1,904	$1,836	$1,494

	December 31, 2014	December 31, 2013	December 31, 2012
Sales return reserve, beginning balance	$902	$500	$296
Charged to expenses	858	720	618
Write-offs	(418)	(318)	(414)
Sales return reserve, ending balance	$1,342	$902	$500

Inventory

Components of inventory as of December 31, 2014 and 2013 are shown below (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$9,922	$10,625
Finished goods	10,779	6,541
Total inventory	$20,701	$17,166

Property and Equipment, Net

Components of property and equipment, net as of December 31, 2014 and 2013 are shown below (in thousands):

	Estimated Useful Life (in Years)	December 31, 2014	December 31, 2013
Equipment	1-3	$30,486	$21,188
Software	1-3	3,197	2,479
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	1,780	1,325
Furniture and fixtures	3	860	777
Construction in progress	—	201	123
Property and equipment, gross		36,524	25,892
Less: accumulated depreciation and amortization		(25,744)	(16,091)
Total property and equipment, net		$10,780	$9,801

Depreciation and amortization on our property and equipment for the years ended months ended December 31, 2014, 2013 and 2012 was $10.0 million, $6.9 million and $4.7 million.

Deferred Revenue

Deferred revenue as of December 31, 2014 and December 31, 2013 consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred revenue:
Products	$2,379	$3,170
Services	54,841	38,062
Total deferred revenue	57,220	41,232
Less: current portion	(39,256)	(28,448)
Non-current portion	$17,964	$12,784

Accrued Liabilities

Accrued liabilities as of December 31, 2014 and December 31, 2013 consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation and benefits	$14,447	$9,015
Accrued tax liabilities	2,554	2,156
Other	5,289	4,343
Total accrued liabilities	$22,290	$15,514

Foreign Currency Exchange Losses

We recorded $2.0 million, $2.1 million and $1.5 million foreign exchange loss as part of interest income and other income (expense), net in our Consolidated Statements of Operations during the years ended December 31, 2014, 2013 and 2012.

Settlement of Contractual Liability

In May 2014, we reached a settlement agreement with one of our legal service providers which resulted in the reduction of a previously accrued contractual liability that totaled $12.0 million. We made a payment of $5.0 million in accordance with the terms of the settlement agreement in June 2014 and recorded a $7.0 million benefit to litigation expense (benefit) at that time.

4. Credit Facility

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We drew down $25.0 million on the revolving credit facility on September 30, 2013, and repaid $5.0 million on December 31, 2013. As December 31, 2013, we had $20.0 million outstanding borrowing under this credit facility. In 2014, we repaid the $20.0 million outstanding borrowing under this credit facility and we have no outstanding borrowings under this credit facility as of December 31, 2014.

At our option, the revolving credit facility bears interest at a rate per annum based on either (i) an alternate base rate plus a margin ranging from 1.75% to 2.50% depending on our total leverage ratio, or (ii) the London interbank offered rate, or LIBOR, based on one, two, three or six month interest periods plus a margin ranging from 2.75% to 3.50% depending on our total leverage ratio. The alternate base rate is equal to the greatest of (i) the Royal Bank of Canada’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the Eurodollar rate for a one month interest period plus a margin equal to 1.00%. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility. We may prepay the loans or terminate or reduce the commitments at any time, without premium or penalty. The revolving credit facility matures on September 30, 2016.

In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which are amortized to interest expense over the three-year term of this credit facility. As of December 31, 2014, the unamortized debt issuance costs of $0.5 million were included within other non-current assets in our Consolidated Balance Sheets.

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt to trailing adjusted EBITDA as defined by the credit agreement. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of liquidity comprises of unrestricted cash. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and a process for the lenders to obtain title to collateral granted to them under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of December 31, 2014.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not established reserves or ranges of possible loss related to these proceedings, as at this time in the proceedings, if any, the matters do not relate to a probable loss and/or amounts cannot be reasonably estimated.

In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware. In the lawsuit, Parallel Networks alleges that our AX and Thunder series products infringe two of their U.S. patents. Parallel Networks is seeking injunctive relief, damages and attorneys’ fees and costs. Parallel Networks has asserted similar claims against a number of our competitors. The separate trials for each defendant in these related actions are set to commence in June 2016 in accordance with an order to be set forth in a trial sequencing conference. This matter is in the early stages, but we intend to vigorously defend the lawsuit. We are unable to reasonably estimate a possible loss or range of possible loss if any, in regards to this matter; therefore, no accrued litigation expense has been recorded in the accompanying Consolidated Balance Sheets.

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014, initial public offering were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207. The complaint seeks to allege violations of the federal Securities Act of 1933 on behalf of a putative class consisting of purchasers of our common stock pursuant or traceable to the registration statement and prospectus for the initial public offering, and seeks unspecified compensatory damages and other relief. We intend to vigorously defend this lawsuit. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, in regards to this lawsuit; therefore, no accrued litigation expense has been recorded in the accompanying Consolidated Balance Sheets.

In May 2013, we reached an agreement with Brocade Communications Systems, Inc. ("Brocade") to settle the lawsuit that Brocade filed against us, our founder and other individuals in the United States District Court for the Northern District of California in August 2010, and the lawsuit that we filed against Brocade in September 2011, along with all related claims. The total amount of the settlement was $75.0 million, which we recognized as litigation expense in our Consolidated Statement of Operations for the year ended December 31, 2012 with the corresponding liability being recored as “accrued litigation expenses, current portion” in our Consolidated Balance Sheet as of December 31, 2012.

In June 2013, we entered into a settlement with Allegro Software Development, Inc. (“Allegro”) whereby we paid $0.9 million in cash to resolve all claims relating to the licensing and use of Allegro’s software. As the result of the settlement agreement, we recognized an additional $0.6 million as litigation expense in our Consolidated Statement of Operations for the year ended December 31, 2012.

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

As of December 31, 2014, the aggregate future noncancelable minimum lease payments for our operating leases consist of the following (in thousands):

Year Ending December 31,	Operating Leases	Technology Licensing Agreements	Minimum Future Lease Payments
2015	$2,963	$140	$3,103
2016	2,273	140	2,413
2017	1,850	140	1,990
2018	1,681	140	1,821
2019	1,681	140	1,821
Thereafter	288	—	288
	$10,736	$700	$11,436

Rent expense was $3.4 million, $2.9 million and $2.6 million in 2014, 2013 and 2012, respectively.

Guarantees

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

6. Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit)

Initial Public Offering

In March 2014, we completed our IPO, whereby 12,500,000 shares of common stock were sold to the public at a price per share of $15.00. We sold 9,000,000 common shares and selling stockholders sold 3,500,000 common shares. In April 2014, our underwriters exercised an overallotment available to them and an additional 345,000 shares were sold by our selling stockholders bringing the total shares sold to 12,845,000 for this offering. The total gross proceeds from the offering were $192.7 million. After deducting underwriting discounts and commissions, offering expenses payable by us, and net proceeds received by the selling stockholders, the estimated aggregate net proceeds was $120.3 million. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock and convertible preferred stock converted into 39,997,114 shares of common stock.

Reverse Stock Split

On March 6, 2014, we effected a 1-for-3.75 reverse stock split of our common stock and convertible preferred stock (collectively referred to as “Capital Stock”). Shares of our Series D redeemable convertible preferred stock were not subject to the split but instead the conversion price of the Series D redeemable convertible preferred stock was adjusted proportionally to reflect the split of the common stock issued upon conversion of the Series D redeemable convertible preferred stock. On  March 6, 2014 (i) each 3.75 shares of outstanding Capital Stock was combined into 1 share of Capital Stock; (ii) the number of shares of Capital Stock for which each outstanding option to purchase Capital Stock is exercisable was proportionately reduced on a 1-for-3.75 basis; (iii) the exercise price of each such outstanding option was proportionately increased on a 1-for-3.75 basis; (iv) each 3.75 shares of authorized Capital Stock was reduced to 1 share of Capital Stock; and (v) the conversion price of the Series D redeemable convertible preferred stock was adjusted from $2.2628 to $8.4855. All of the share and per share amounts within these consolidated financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-3.75 reverse stock split.

Common Stock

We had reserved shares of common stock, on an as-converted basis, for future issuance as follows (in thousands):

	December 31,
	2014	2013
Conversion of outstanding Series A convertible preferred stock	—	8,913
Conversion of outstanding Series B convertible preferred stock	—	7,015
Conversion of outstanding Series C convertible preferred stock	—	14,641
Conversion of outstanding Series D redeemable convertible preferred stock	—	9,428
Outstanding stock options and RSUs	14,012	9,971
Shares reserved for future option grants	1,344	1,435
	15,356	51,403

Preferred Stock

Our preferred stock on March 21, 2014 (immediately before the closing of our IPO) and December 31, 2013 are as follows (in thousands):

	March 21, 2014
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregated Liquidation Preference
Convertible Preferred Stock
Series A	8,913	8,913	$6,625	$6,685
Series B	7,015	7,015	8,922	8,945
Series C	14,641	14,641	29,202	27,254
Total convertible preferred stock	30,569	30,569	$44,749	$42,884

Redeemable Convertible Preferred Stock
Series D	115	80	$82,576	$80,000

	December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregated Liquidation Preference
Convertible Preferred Stock
Series A	8,913	8,913	$6,625	$6,685
Series B	7,015	7,015	8,922	8,945
Series C	14,641	14,641	29,202	27,254
Total convertible preferred stock	30,569	30,569	$44,749	$42,884

Redeemable Convertible Preferred Stock
Series D	115	80	$81,426	$80,000

We recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs.

We recorded the Series D redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. We classify the redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contain a date-certain redemption feature. We recorded accretion on the redeemable convertible preferred stock for the difference between the initial net carrying value of $79.4 million and the redemption value on June 27, 2019, the earliest redemption date, of $112.9 million. The accretion will be recognized from the issuance date through the earliest redemption date of June 27, 2019 or when these preferred stock are converted into common stock using the effective interest rate method. For the years ended December 31, 2014 and 2013, we recognized accretion of $1.2 million and $2.0 million.

All of our outstanding preferred stock was converted to common stock in connection with our IPO on March 21, 2014.

Early Exercise of Stock Options

We have allowed certain of our employees and directors to exercise options granted under the stock option plans prior to vesting. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds from the early exercise of stock options initially are recorded in other non-current liabilities and reclassified to common stock as our repurchase right lapses. We issued 93,987, 296,218, and 308,738 shares of common stock for the years ended December 31, 2014, 2013 and 2012 upon early exercise of stock options. For the years ended December 31, 2014, 2013 and 2012, we repurchased 3,834, 32,743 and 63,448 shares of unvested common stock related to early exercise stock options at the original purchase price due to the termination of employees. As of December 31, 2014 and 2013, 196,217 and 300,746 shares held by employees and directors were subject to repurchase at an aggregate price of $1.0 million and $1.3 million.

Convertible Preferred Stock Warrants

In conjunction with our Series C convertible preferred stock financing in February 2008, we issued warrants to purchase 752,069 shares of Series C convertible preferred stock. The warrants were immediately exercisable in whole or in part over the term of the warrants.

For the years ended December 31, 2013 and 2012, 450,372 and 10,744 of the warrants were exercised at an exercise price of $1.8615 per share, resulting in cash proceeds of $0.8 million and $20,000. We classified our convertible preferred stock warrants as liabilities in our accompanying consolidated balance sheets. The convertible preferred stock warrant liability was $2.2 million as of December 31, 2012. Upon exercise of warrants, the fair value of the warrant liability was reclassified to convertible preferred stock. As of December 31, 2014 and 2013, we did not have any outstanding convertible preferred stock warrants.

7. Equity Award Plans

Equity Incentive Plans

2008 Plan

We adopted the 2008 Stock Plan (the "2008 Plan") for the purpose of granting stock-based awards to eligible service providers, which included our employees, directors, and consultants as well as employees and consultants of our subsidiaries. With the establishment of the 2014 Equity Incentive Plan (the "2014 Plan") in March 2014, we terminated the 2008 Plan. Upon such termination, we ceased granting any awards under the 2008 Plan and only options to purchase shares of our Common Stock outstanding as of such date remain under this plan. The remaining options available for future grant under the 2008 Plan were canceled.

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

As of December 31, 2014, a total of 7,700,000 shares of our common stock are reserved for issuance pursuant to the 2014 Plan. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. As of December 31, 2014, we have granted 3,550,889 stock options and 3,080,090 RSUs, including 540,000 shares of market performance-based restrict stock units ("MSUs") under the 2014 Plan to our employees and consultants, and we have 1,343,743 shares available for future grant.

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

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our board of directors and approved by our stockholders in March 2014. A total of 1,600,000 shares of our common stock was authorized for purchase under the 2014 Purchase Plan. On the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. As of December 31, 2014, participants of our 2014 Purchase Plan have purchased 568,684 shares under our 2014 Purchase Plan, and have 1,031,316 shares available for future purchases.

The 2014 Purchase Plan permits eligible employees to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date that occurs at the end of a purchase period. Each offering period is approximately twenty-four months in duration, starting on the first trading day on or after May 21 and November 21 of each year, except for the first offering period, which commenced on March 21, 2014. Each offering period generally consists of four purchase periods and each purchase period will begin after one exercise date and end with the next exercise date approximately six months later, except that the first purchase period of an offering period will begin on the enrollment date of each offering period and end on the next exercise date. If the fair market value of our common stock on the exercise date is less than the fair market value on the first trading day of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares on the purchase date and automatically will be enrolled in the immediately following offering period. Participants may purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to purchase limits of the lesser of 1,500 shares during each six month purchase period or $25,000 worth of stock for each calendar year in which an option is outstanding.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Total stock-based compensation recognized for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation by type of award:
Stock options	$5,852	$4,282	$2,540
Restricted stock units	3,217	—	—
Employee stock purchase plan	3,290	—	—
	$12,359	$4,282	$2,540

Stock-based compensation by category of expense:
Cost of revenue	$1,063	$162	$87
Sales and marketing	5,829	2,228	1,316
Research and development	3,932	1,356	776
General and administrative	1,535	536	361
Total stock-based compensation	$12,359	$4,282	$2,540

As of December 31, 2014, we had $35.6 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested RSUs and MSUs and 2014 Stock Purchase Plan which will be recognized over a weighted-average period of 2.7 years.

Determination of Fair Value

We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and stock purchases and recognize stock-based compensation expense on a straight-line basis over the requisite service period.

The determination of the fair value on the date of grant is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

The fair value of each grant of stock options was determined using the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

• Expected Term. We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. The expected term for the Purchase Plan is based on the term of the purchase period.

• Expected Volatility. We determined the share price volatility factor based on historical volatility of our peer group due to the limited trading history of our common stock.

• Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected terms of stock options and shares to be issued under the 2014 Purchase Plan.

• Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Stock Options

The following table summarizes our stock option activity and related information as of and for the year ended December 31, 2014 (in thousands, except for per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	9,971	$4.14	7.9
Granted	4,262	$7.05
Exercised	(1,979)	$2.55
Canceled	(1,170)	$7.61
Outstanding as of December 31, 2014	11,084	$5.18	7.9	$8,098
Vested and expected to vest as of December 31, 2014	10,413	$5.11	7.8	$8,093
Vested and exercisable as of December 31, 2014	4,654	$3.41	6.2	$7,824

The aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2014 compared to the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the year ended December 31, 2014, 2013 and 2012 (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2014	2013	2012
Total fair value of options granted	$11,683	$13,866	$4,468
Weighted average fair value of options granted	$2.79	$3.28	$1.96
Intrinsic value of options exercised	$14,863	$3,390	$2,581

The estimated grant-date fair value of our equity-based awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected term (in years)	4.54-5.50	6.02-6.08	6.08
Risk-free interest rate	1.73%-1.83%	1.12%-1.76%	0.82%-1.10%
Expected volatility	37.9%-47.0%	45.0%-47.0%	46%
Dividend rate	—%	—%	—%

Restricted Stock Units

We granted time-based restricted stock units ("RSUs") to our employees, directors and consultants and market performance-based restricted stock units ("MSUs") to certain executive officers during the year ended December 31, 2014.

Time-based Restricted Stock Units

A summary of RSU activities for the year ended December 31, 2014, is as follows (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding as of December 31, 2013	—	$—
Granted	2,540	$9.05
Released	—	$—
Canceled	(152)	$10.40
Outstanding as of December 31, 2014	2,388	$8.97	2.5	$10,411

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2014 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2014. This amount will fluctuate based on the fair market value of our stock.

Market Performance-based Restricted Stock Units

We granted 540,000 shares of MSUs to our executive officers during 2014, all of which were outstanding as of December 31, 2014. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period.

The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

Year Ended December 31, 2014
Expected term (in years)	2.82
Risk-free interest rate	1.40%
Expected volatility	36.2%
Dividend rate	—%

The estimated the fair value of these market-based units was $0.58 - $1.41 using a Monte Carlo simulation model with the assumptions discussed above. The total aggregated intrinsic value for the MSUs granted was $2.4 million, which represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2014 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs vested and been released on December 31, 2014. This amount will fluctuate based on the fair market value of our stock. No MSUs were vested or released during 2014.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended December 31, 2014
Expected term (in years)	1.3
Risk-free interest rate	0.26%
Expected volatility	27.4%
Dividend rate	—%

8. Net Income Per Share Available (Loss Attributable) To Common Stockholders

Prior to our IPO in March 2014, basic and diluted net loss per common share are computed using the two-class method required for participating securities. Concurrent with the closing of the IPO, all shares of outstanding preferred stock converted into 39,997,114 shares of our common stock. Following the date of the IPO, the two-class method was no longer required. As of December 31, 2014, we have one outstanding class of securities.

Prior to the conversion of the preferred stock, holders of Series A, Series B, Series C and Series D preferred stock were entitled to receive noncumulative dividends at the annual rates of $0.045, $0.0765, $0.11169 and $60 per share per annum payable prior and in preference to any dividends on shares of our common stock. In the event a dividend is paid on our common stock, our preferred stockholders are entitled to a share of that dividend in proportion to the holders of common shares on an as-if converted basis. Series A, Series B, Series C and Series D preferred stock are considered participating securities. In accordance with the two-class method, earnings allocated to participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share available (loss attributable) to common stockholders. Holders of participating securities do not have a contractual obligation to share in our losses. As such, for the periods we incur net losses, there is no impact on our calculated net loss per share attributable to common stockholders in applying the two-class method. Accretion of our redeemable convertible preferred stock dividend is excluded from income attributable to common stockholders.

Under the two-class method, net income available (loss attributable) to common stockholders is determined by allocating undistributed earnings, calculated as net income per share available (loss attributable) to common stockholders less current period Series A, Series B, Series C and Series D preferred stock non-cumulative dividends, among our common stock and participating securities. In computing diluted net income per share available (loss attributable) to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per share available (loss attributable) to common stockholders is computed by dividing the net income per share available (loss attributable) to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share available (loss attributable) to common stockholders is computed by dividing the net income per share available (loss attributable) to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method. For purposes of this calculation, participating securities, stock options to purchase common stock and warrants to purchase convertible preferred stock are considered to be common stock equivalents and are excluded from the calculation of diluted net income per share available (loss attributable) to common stockholders if their effect is antidilutive.

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. Potential dilutive common stock includes stock options and restricted stock units. Since we had net losses in the years ended December 31, 2014, 2013 and 2012, none of the stock options and restricted stock units were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands, except for per share data):

	Years Ended December 31,
	2014	2013	2012
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(35,870)	$(29,078)	$(90,150)
Denominator:
Weighted-average shares outstanding - basic	48,682	9,262	8,344
Effect of dilutive potential common shares	—	—	—
Weighted-average shares outstanding - diluted	48,682	9,262	8,344
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.74)	$(3.14)	$(10.80)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Redeemable convertible preferred stock and convertible preferred stock (on an as if converted basis)	—	34,462	30,112
Stock options, restricted stock units and employee stock purchase plan	6,415	8,498	6,932
Common stock subject to repurchase	196	341	474
Convertible preferred stock warrants	—	44	461
	6,611	43,345	37,979

9. Income Taxes

The geographical breakdown of income (loss) before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic loss	$(35,593)	$(28,313)	$(90,694)
Foreign income	2,380	1,857	1,302
Loss before provisions for income taxes	$(33,213)	$(26,456)	$(89,392)

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current provision for income taxes:
State	$24	$33	$37
Foreign	1,054	599	736
Total current	1,078	632	773
Deferred tax benefits:
Foreign	429	8	(15)
Total deferred	429	8	(15)
Provision for income taxes	$1,507	$640	$758

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax at statutory rate	$(11,292)	$(8,995)	$(30,393)
State tax - Net of federal benefits	16	22	24
Foreign rate differential	231	(115)	199
Changes in valuation allowance	10,547	8,051	29,649
Stock compensation	1,041	1,230	751
Other permanent items	513	346	448
Expenses for uncertain tax positions	330	90	86
Other	121	11	(6)
Provision for income taxes	$1,507	$640	$758

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$41,941	$35,898
Research and development credits, net of uncertain tax positions	7,064	5,445
Accruals, reserves, and other	12,526	10,047
Stock-based compensation	1,585	222
Depreciation and amortization	2,379	1,099
Gross deferred tax assets	65,495	52,711
Valuation allowance	(63,620)	(52,413)
Total deferred tax assets	1,875	298
Deferred tax liabilities:
Others	(1,167)	(19)
Total deferred tax liabilities	(1,167)	(19)
Net deferred tax assets	$708	$279

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $63.6 million and $52.4 million against the net U.S. deferred tax assets as of December 31, 2014 and 2013. The net valuation allowance increased by $32.9 million for the year ended December 31, 2012, increased by $10.4 million for the year ended December 31, 2013, and increased by $11.2 million for the year ended December 31, 2014.

As of December 31, 2014 and 2013, we had U.S. federal net operating loss carryforwards of $117.1 million and $96.3 million and state net operating loss carryforwards of $62.6 million and $56.8 million. We track the portion of our net operating loss attributable to stock option benefits in accordance with ASC 718, therefore, these amounts are no longer included in our gross or net deferred tax assets. The gross tax benefit of stock options total $4.8 million at December 31, 2014, and will only be recorded to additional paid in capital when they reduce cash taxes payable. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2026, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2016, if not utilized.

Additionally, as of December 31, 2014 and 2013, we had U.S. federal research and development credit carryforwards of $4.9 million and $3.9 million and state research and development credit carryforwards of $4.6 million and $3.4 million. The federal credit carryforwards will begin to expire at various dates beginning in 2026 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

Our policy with respect to our undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings' in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2014 and 2013, the undistributed earnings approximated $1.8 million and $1.3 million. The determination of the future tax consequence of the remittance of these earnings is not practicable.

Uncertain Tax Positions

As of December 31, 2014 and 2013, we had gross unrecognized tax benefits of $2.2 million and $1.8 million, none of which would materially impact the effective tax rate if realized during the year due to our full valuation allowance position. We have accrued interest of $7,500 related to unrecognized tax benefits reflected in the consolidated financial statements for the year ended December 31, 2014. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits—beginning balance	$1,846	$1,463	$1,348
Increases related to tax positions from prior years	340	—	—
Increases related to tax positions taken during current year	278	383	115
Decreases related to tax positions taken during the current year	(269)	—	—
Gross unrecognized tax benefits—ending balance	$2,195	$1,846	$1,463

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. If recognized, the impact on our effective tax rate would not be material due to the full valuation allowance.

We believe that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. All tax years remain open and are subject to examinations by the appropriate governmental agencies in all of the jurisdictions where we file tax returns. We are not currently under examination in any major jurisdiction.

10. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment structure.
The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$85,325	$68,127	$43,389
Japan	45,787	39,581	58,653
Asia Pacific, excluding Japan	20,434	15,052	10,315
EMEA	19,254	12,087	6,469
Other	8,707	6,891	1,240
Total revenue	$179,507	$141,738	$120,066
No other country outside of the United States and Japan comprised 10% or greater of our revenue for the years ended December 31, 2014, 2013 and 2012.

 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of December 31, 2014 and 2013 was as follows (in thousands):

	As of December 31,
	2014	2013
United States	$9,702	$8,599
Japan	247	572
Asia Pacific, excluding Japan	1,724	1,657
EMEA	104	34
Total property and equipment, net and intangible assets, net	$11,777	$10,862

11. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. During the years ended December 31, 2014, 2013 and 2012, we recognized $2.8 million, $4.4 million and $5.4 million total revenue from this reseller.

We had gross accounts receivable of $0.4 million and $0.1 million from this reseller as of December 31, 2014 and 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting; our disclosure controls and procedures were not effective as of December 31, 2014 solely as a result of the computation of share based compensation associated with our Employee Stock Purchase Plan as described below.

Material Weakness in Internal Control over Financial Reporting

The material weakness identified in internal control over financial reporting at December 31, 2014 related to the incorrect methodology used to compute share-based compensation associated with our Employee Stock Purchase Plan for the fourth quarter of 2014, which resulted in a material adjustment to decrease share-based compensation in our fourth quarter ended December 31, 2014. The adjustment did not result in a restatement as the error was identified before financial information was published.

Management's Remediation Activities

With the oversight of management and our audit committee, we intend to address the underlying causes of the material weakness in the immediate future, primarily through the implementation of new processes and procedures that will enhance internal controls around computation of shared based compensation related to our Employee Stock Purchase Plan.

We plan to remediate all of the control deficiencies underlying this material weakness during 2015. As we continue to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.
ITEM 10. Directors, Executive Officers And Corporate Governance

The information required by this item will be included under the captions ““Executive Officers,” Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2015 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year-end December 31, 2014 (2015 Proxy Statement) and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our 2015 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2015 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2015 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

PART IV.
ITEM 15. Exhibits And Financial Statement Schedules

(a) Financial Statements

1.	Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
2.	Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A10 NETWORKS, INC.

Date: March 10, 2015

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lee Chen	Chief Executive Officer, President and Director	March 10, 2015
Lee Chen	(Principal Executive Officer)

/s/ Greg Straughn	Chief Financial Officer	March 10, 2015
Greg Straughn	(Principal Accounting and Financial Officer)

/s/ Robert Cochran	Vice President, Legal and Corporate Collaboration	March 10, 2015
Robert Cochran	and Secretary and Director

/s/ Peter Y. Chung	Director	March 10, 2015
Peter Y. Chung

/s/ Alan S. Henricks	Director	March 10, 2015
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	March 10, 2015
Phillip J. Salsbury

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Description	Form	File No,	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-194015	3.1	March 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2004 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.1	May 13, 2014
10.3*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.4*	2014 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-36343	10.3	May 13, 2014
10.5*	2014 Equity Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen.	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan.	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated May 31, 2011, by and between the Registrant and Greg Straughn.	S-1/A	333-194015	10.8	March 10, 2014
10.13*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran.	S-1/A	333-194015	10.9	March 10, 2014
10.14*	Offer Letter, dated July 18, 2013, by and between the Registrant and Ray Smets.	S-1/A	333-194015	10.10	March 10, 2014
10.15*	Offer Letter, dated August 28, 2013, by and between the Registrant and Jason Matlof.	S-1/A	333-194015	10.11	March 10, 2014
10.16	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.12	February 18, 2014
10.17	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.13	February 18, 2014
10.18	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.14	February 18, 2014
10.19	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.15	February 18, 2014
10.20	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.16	February 18, 2014
10.21	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.17	February 18, 2014

Exhibit Number		Incorporated By Reference
	Description	Form	File No,	Exhibit	File Date
10.22	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.18	February 18, 2014
10.23	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.19	February 18, 2014
10.24	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.20	February 18, 2014
10.25	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.26	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.21	February 18, 2014
10.27	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.22	February 18, 2014
10.28	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.29	Credit Agreement, dated as of September 30, 2013, among the Registrant, Royal Bank of Canada, as lender and administrative agent, and JPMorgan Chase Bank, N.A., and Bank of America, N.A., as lenders.	S-1/A	333-194015	10.24	March 10, 2014
10.30*	Form of Change in Control and Severance Agreement.	S-1/A	333-194015	10.25	March 10, 2014
10.31	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.

**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10‑K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of A10 Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10‑K, irrespective of any general incorporation language contained in such filing.