Form 10-Q
period 2015-03-31
A10 Networks, Inc.
filed 2015-05-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 1, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 61,617,622.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$85,570	$91,905
Accounts receivable, net of allowances of $2,775 and $3,246 as of March 31, 2015 and December 31, 2014	52,762	54,003
Inventory	19,768	20,701
Prepaid expenses and other current assets	4,200	4,732
Total current assets	162,300	171,341
Property and equipment, net	9,951	10,780
Other long-term assets	4,695	4,859
Total Assets	$176,946	$186,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,989	$8,994
Accrued liabilities	19,850	22,435
Deferred revenue, current	40,155	39,256
Total current liabilities	67,994	70,685
Deferred revenue, non-current	19,505	17,964
Other non-current liabilities	1,557	1,766
Total Liabilities	89,056	90,415
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of March 31, 2015 and December 31, 2014; 61,593 and 61,377 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	283,408	278,349
Accumulated deficit	(195,519)	(181,785)
Total Stockholders' Equity	87,890	96,565
Total Liabilities And Stockholders' Equity	$176,946	$186,980
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Products	$30,516	$36,417
Services	13,501	9,328
Total revenue	44,017	45,745
Cost of revenue:
Products	7,063	7,427
Services	3,723	2,626
Total cost of revenue	10,786	10,053
Gross profit	33,231	35,692
Operating expenses:
Sales and marketing	24,522	21,563
Research and development	14,309	11,205
General and administrative	7,527	5,363
Litigation expense	445	1,846
Total operating expenses	46,803	39,977
Loss from operations	(13,572)	(4,285)
Other income (expense), net:
Interest expense	(127)	(587)
Interest income and other income (expense), net	27	(25)
Total other income (expense), net	(100)	(612)
Loss before provision for income taxes	(13,672)	(4,897)
Provision for income taxes	62	205
Net loss	(13,734)	(5,102)
Accretion of redeemable convertible preferred stock dividend	—	(1,150)
Net loss attributable to common stockholders	$(13,734)	$(6,252)
Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.45)
Diluted	$(0.22)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	61,485	13,940
Diluted	61,485	13,940

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,734)	$(5,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,489	2,247
Stock-based compensation	4,633	1,770
Provision for doubtful accounts and sales returns	144	263
Unrealized foreign exchange gain	(162)	(178)
Changes in operating assets and liabilities:
Accounts receivable, net	1,311	(1,241)
Inventory	185	(1,785)
Prepaid expenses and other assets	709	(2,277)
Accounts payable	(987)	(341)
Accrued liabilities	(2,639)	870
Deferred revenue	2,438	2,714
Other	115	89
Net cash used in operating activities	(5,498)	(2,971)
Cash flows from investing activities:
Purchases of property and equipment	(901)	(2,022)
Net cash used in investing activities	(901)	(2,022)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	124,177
Principal payments on revolving credit facility	—	(20,000)
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	64	2,248
Other	—	(76)
Net cash provided by financing activities	64	106,349
Net increase (decrease) in cash and cash equivalents	(6,335)	101,356
Cash and cash equivalents—beginning of period	91,905	20,793
Cash and cash equivalents—end of period	$85,570	$122,149
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$747	$1,416
Costs related to the initial public offering included in accounts payable and accrued liabilities	$—	$1,429
Accretion of Series D redeemable convertible preferred stock	$—	$1,150

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in
California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. We currently offer three software based advanced application networking solutions. These are Application Delivery Controllers, or ADCs, to optimize data center performance; Carrier Grade Network Address Translation, or CGN, to provide address and protocol translation services for service provider networks; and a Distributed Denial of Service Threat Protection System, or TPS, for network-wide security protection. We deliver these solutions both on optimized hardware appliances and as virtual appliances across our Thunder Series and AX Series product families.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the SEC on March 11, 2015.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, contingencies and litigation, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies described in the 2014 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
Customers	2015	2014
Customer A	*	20%
Customer B	*	14%
Customer C	*	11%

* represents less than 10% of total revenue

As of March 31, 2015 and December 31, 2014, no customer accounted for 10% or more of our total gross accounts receivable.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15,2016, including interim periods within that reporting period. Early application is not permitted, however, in April 2015, the FASB tentatively proposed a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for us in the first quarter of fiscal 2018. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 11, 2015, that are of significance or potential significance to us.

2. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued expenses are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Cash and cash equivalents are carried at fair value. Our money market funds are classified within Level I of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit based on quoted market prices in active markets. As of March 31, 2015 and December 31, 2014, we had no assets or liabilities classified within Level II or Level III and there were no transfers of instruments between Level I, Level II and Level III regarding fair value measurement.

The following table sets forth the fair value of our financial assets measured on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2015		December 31, 2014
	Level I	Total	Level I	Total
Financial Assets
Money market funds	$41,054	$41,054	$51,047	$51,047
We did not have realized gains or losses for the three months ended March 31, 2015 and 2014 related to our financial assets.

3. Balance Sheets and Statement of Operations Components
Inventory
Components of inventory as of March 31, 2015 and December 31, 2014 are shown below (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$7,901	$9,922
Finished goods	11,867	10,779
Total inventory	$19,768	$20,701

Property and Equipment, Net

Components of property and equipment, net as of March 31, 2015 and December 31, 2014 are shown below (in thousands):

	March 31, 2015	December 31, 2014
Equipment	$31,692	$30,486
Software	3,190	3,197
Furniture and fixtures	1,950	860
Leasehold improvements	860	1,780
Construction in progress	340	201
Property and equipment, gross	38,032	36,524
Less: accumulated depreciation and amortization	(28,081)	(25,744)
Total property and equipment, net	$9,951	$10,780

Depreciation and amortization on our property and equipment for the three months ended March 31, 2015 and 2014 was $2.5 million and $2.2 million.

Deferred Revenue
Deferred revenue as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred revenue:
Products	$2,513	$2,379
Services	57,147	54,841
Total deferred revenue	59,660	57,220
Less: current portion	(40,155)	(39,256)
Long-term portion	$19,505	$17,964

Accrued Liabilities
Accrued liabilities as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$13,184	$14,447
Accrued tax liabilities	2,309	2,554
Other	4,357	5,434
Total accrued liabilities	$19,850	$22,435

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of March 31, 2015, we have no outstanding borrowings under this credit facility.
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, and are described in Note 4, Credit Facility of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of March 31, 2015.
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
In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which will be amortized to interest expense over the three-year term of this credit facility. As of March 31, 2015, the unamortized debt issuance costs of $0.4 million were included within other long-term assets in our Condensed Consolidated Balance Sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

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

 In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware. In the lawsuit, Parallel Networks alleges that our AX and Thunder series products infringe two of their U.S. patents. Parallel Networks is seeking injunctive relief, damages and attorneys’ fees and costs. Parallel Networks has asserted similar claims against a number of our competitors. The separate trials for each defendant in these related actions are set to commence in June 2016 in accordance with an order to be set forth in a trial sequencing conference. We intend to vigorously defend the lawsuit. We are unable to reasonably estimate a possible loss or range of possible loss if any, in regards to this matter; therefore, no accrued litigation expense has been recorded in the accompanying Condensed Consolidated Balance Sheets.

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014, initial public offering were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207.  Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015).  The complaints seek to allege violations of the federal Securities Act of 1933 on behalf of a putative class consisting of purchasers of our common stock pursuant or traceable to the registration statement and prospectus for the initial public offering, and seek unspecified compensatory damages and other relief. We intend to vigorously defend these lawsuits. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, in regards to these lawsuits; therefore, no accrued liabilities has been recorded in the accompanying Condensed Consolidated Balance Sheets.

Lease Obligations and Other Commitments

Commencing in 2012, we entered into an equipment financing arrangement with a financial institution whereby the financial institution purchases and leases to us, equipment (primarily computer and network-related) for use in our business. Amounts financed under the leases are accounted for as capital leases. We financed $0.8 million under the arrangement in 2012, which was fully repaid by December 2014. In March 2015, we entered into an agreement to lease an additional $0.3 million of equipment under this financing arrangement. The anticipated delivery date of the leased equipment is in the second quarter of 2015. As of March 31, 2015 and December 31, 2014, we had no outstanding borrowings under this financing arrangement.

We lease various operating spaces in the United States, Asia, and Europe under noncancelable operating lease arrangements that expire on various dates through February 2020. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

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

6. Equity Award Plans

Equity Incentive Plans

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014. The 2014 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants.

As of December 31, 2014, we had 1,343,743 shares available for future grant. Pursuant to the provisions of the 2014 Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. In January 2015, we increased common stock reserved for issuance by 3,078,645 shares in accordance with the provisions of the 2014 Plan. During the three months ended March 31, 2015, we granted 148,500 stock options and 376,280 RSUs under the 2014 Plan to our employees and consultants. As of March 31, 2015, we have 4,270,990 shares available for future grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014.

As of December 31, 2014, we had 1,031,316 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. In January 2015, we increased common shares reserved for future purchase by 615,729 shares in accordance with the provision of the 2014 Purchase Plan. There was no purchases under the 2014 Purchase Plan during the three months ended March 31, 2015. As of March 31, 2015, we have 1,647,045 shares available for future purchase.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. The following is a summary of stock-based compensation for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan recognized during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation by type of award:
Stock options	$1,477	$1,685
Restricted stock units	1,934	—
Employee stock purchase plan	1,222	85
Total stock-based compensation	$4,633	$1,770

Stock-based compensation by category of expense:
Cost of revenue	$471	$85
Sales and marketing	2,066	884
Research and development	1,585	463
General and administrative	511	338
	$4,633	$1,770

At March 31, 2015, we had $30.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested restricted stock units and 2014 Stock Purchase Plan grants which will be recognized over a weighted-average period of 2.6 years.

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

• Expected Term. We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. The expected term for the 2014 Purchase Plan is based on the term of the purchase period.

• Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected terms of stock options and shares to be issued under the 2014 Purchase Plan.

• Expected Volatility. Due to the limited trading history of our own common stock, we determined the share price volatility factor based on a combination of the historical volatility of our own common stock and the historical volatility of our peer group.

• Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Stock Option Activity

The following table summarizes our stock option activity and related information as of and for the three months ended March 31, 2015 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	11,084	$5.18	7.9
Granted	149	$4.67
Exercised	(166)	$1.59
Canceled	(415)	$7.32
Outstanding as of March 31, 2015	10,652	$5.15	7.6	$7,521
Vested and expected to vest as of March 31, 2015	10,091	$5.10	7.5	$7,518
Vested and exercisable as of March 31, 2015	5,118	$3.97	6.2	$7,368

The aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2015 compared to the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the three months ended March 31, 2015 and 2014 (in thousands, except weighted-average fair values):

	Three Months Ended March 31,
	2015	2014
Total fair value of options granted	$305	$7,071
Weighted average fair value of options granted	$2.05	$5.97
Intrinsic value of options exercised	$537	$6,692

The estimated grant-date fair value of our equity-based awards issued to employees was calculated using the Black-
Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	4.8	5.5
Risk-free interest rate	1.41%	1.73%
Expected volatility	51%	47%
Dividend rate	—%	—%

Restricted Stock Units Activity

We have granted time-based restricted stock units ("RSU") to our employees, directors and consultants and market performance-based restricted stock units ("MSU") to certain executive officers.

Time-based Restricted Stock Units

A summary of RSU activities for the three months ended March 31, 2015, is as follows (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding as of December 31, 2014	2,388	$8.97
Granted	376	$4.61
Released	(18)	$10.58
Canceled	(168)	$9.27
Outstanding as of March 31, 2015	2,578	$8.30	1.5	$11,161

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of the period by the number of unvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on March 31, 2015. This amount will fluctuate based on the fair market value of our stock.

Market Performance-based Restricted Stock Units

We granted MSUs covering 540,000 shares of our common stock to our executive officers during 2014, all of which were outstanding as of March 31, 2015. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The total aggregate intrinsic value for the MSUs granted was $2.4 million, which represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of period by the number of unvested MSUs) that would have been received by the award holders had all MSUs vested and been released on March 31, 2015. This amount will fluctuate based on the fair market value of our stock. No MSUs were vested or released during the three months ended March 31, 2015.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	n/a	1.42
Risk-free interest rate	n/a	2.14%
Expected volatility	n/a	31.00%
Dividend rate	n/a	—%

* There were no stock purchase rights granted under the 2014 Purchase Plan during the three months ended March 31, 2015.

7. Net Income Per Share Available (Loss Attributable) To Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(13,734)	$(6,252)
Denominator:
Weighted-average shares outstanding - basic	61,485	13,940
Effect of dilutive potential common shares from stock options and restricted stock units	—	—
Weighted-average shares outstanding - diluted	61,485	13,940
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.45)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options, restricted stock units and employee stock purchase plan	11,318	9,936
Common stock subject to repurchase	117	342
	11,435	10,278

8. Income Taxes

We recorded income tax expense of $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, which was primarily comprised of foreign taxes. Income taxes are accounted for under the asset and liability method.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our net deferred tax assets as of March 31, 2015. Due to historic losses in the U.S., we have a full valuation allowance on the U.S. federal and state deferred tax assets. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $2.3 million and $2.2 million of unrecognized tax benefits as of March 31, 2015 and December 31, 2014.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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
The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$22,858	$18,212
Japan	8,840	17,305
Asia Pacific, excluding Japan	4,586	4,304
EMEA	6,225	4,140
Other	1,508	1,784
Total revenue	$44,017	$45,745

No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three months ended March 31, 2015 and 2014.
 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$9,076	$9,702
Japan	179	247
Asia Pacific, excluding Japan	1,564	1,724
EMEA	103	104
Total property and equipment, net and intangible assets, net	$10,922	$11,777

10. Related-Party Transactions
An affiliate of one of our significant stockholders is also acting as a reseller of our products. During the three months ended March 31, 2015 and 2014, we recognized $1.4 million and $0.6 million total revenue from this reseller.
We had gross accounts receivable of $0.8 million and $0.4 million from this reseller as of March 31, 2015 and December 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of application networking technologies. Our solutions enable service providers, enterprises,Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and networks. Our products are built on our Advanced Core Operating System ("ACOS") platform of advanced network technologies, which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of March 31, 2015, we had sold products to approximately 4,100 customers across 71 countries.

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, California facilities, as well as at our manufacturers’ locations. We warehouse and deliver out of our San Jose warehouse most product destined for delivery in the Americas. We outsource warehousing and delivery to third-party logistics providers for most product destined for other regions.

During the first quarter of 2015, 52% of our total revenue was generated from the United States, 20% from Japan, and 28% from other geographical regions. During the first quarter of 2014, 40% of our total revenue was generated from the United States, 38% from Japan and 22% from other geographical regions. During the first quarters of 2015 and 2014, our enterprise customers accounted for 57% and 44% of our total revenue. During the first quarters of 2015 and 2014, our service provider customers accounted for 43% and 56% of our total revenue.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the first quarters of 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 42% and 54% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest end customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

We intend to continue to invest for long-term growth. We have invested in and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we expect to continue to expand our global sales and marketing organizations, expand our distribution channel partner programs and increase awareness of our solutions on a global basis. Additionally we will be investing in general and administrative resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect short-term profitability.

Results of Operations
The following table provides a summary of our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 as derived from our condensed consolidated financial statements included in Part I Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,516	69.3%	$36,417	79.6%	$(5,901)	(16.2)%
Services	13,501	30.7	9,328	20.4	4,173	44.7
Total revenue	44,017	100.0	45,745	100.0	(1,728)	(3.8)
Cost of revenue:
Products	7,063	16.0	7,427	16.2	(364)	(4.9)
Services	3,723	8.5	2,626	5.7	1,097	41.8
Total cost of revenue	10,786	24.5	10,053	22.0	733	7.3
Gross profit	33,231	75.5	35,692	78.0	(2,461)	(6.9)
Operating expenses:
Sales and marketing	24,522	55.7	21,563	47.1	2,959	13.7
Research and development	14,309	32.5	11,205	24.5	3,104	27.7
General and administrative	7,527	17.1	5,363	11.7	2,164	40.4
Litigation expense	445	1.0	1,846	4.0	(1,401)	(75.9)
Total operating expenses	46,803	106.3	39,977	87.4	6,826	17.1
Loss from operations	(13,572)	(30.8)	(4,285)	(9.4)	(9,287)	(216.7)
Other income (expense), net:
Interest expense	(127)	(0.3)	(587)	(1.3)	460	78.4
Interest income and other income (expense), net	27	0.1	(25)	(0.1)	52	208.0
Total other income (expense), net	(100)	(0.2)	(612)	(1.3)	512	83.7
Loss before provision for income taxes	(13,672)	(31.1)	(4,897)	(10.7)	(8,775)	(179.2)
Provision for income taxes	62	0.1	205	0.4	(143)	(69.8)
Net loss	$(13,734)	(31.2)%	$(5,102)	(11.2)%	$(8,632)	(169.2)%

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

We generate services revenue from sales of post contract support, or PCS, which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-released basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years. We expect ourservices revenue to increase in absolute dollars as we expand our installed base.

A summary of our total revenue for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenue:
Products	$30,516	$36,417	$(5,901)	(16.2)%
Services	13,501	9,328	4,173	44.7
Total revenue	$44,017	$45,745	$(1,728)	(3.8)%
Revenue by geographic location:
United States	$22,858	$18,212	$4,646	25.5%
Japan	8,840	17,305	(8,465)	(48.9)
Asia Pacific, excluding Japan	4,586	4,304	282	6.6
EMEA	6,225	4,140	2,085	50.4
Other	1,508	1,784	(276)	(15.5)
Total revenue	$44,017	$45,745	$(1,728)	(3.8)%

Total revenue decreased by $1.7 million in the first quarter of 2015 compared to the first quarter of 2014, which consisted of a $5.9 million decrease in products revenue partially offset by a $4.2 million increase in services revenue. Revenue from enterprise customers increased 26% compared to the first quarter of 2014. Revenue from service provider customers decreased 26% compared to the first quarter in 2014.

Products revenue decreased $5.9 million, or 16.2% in the first quarter of 2015 compared to the first quarter in 2014 which is primarily attributable to a slowdown in demand for our products from service providers.

Services revenue increased $4.2 million or 44.7% in the first quarter of 2015 compared to the same period in 2014 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the first quarter of 2015, services revenue recognized from contracts existing prior to 2015 grew by 45% as compared to services revenue related to contracts existing prior to 2014.

During the first quarter of 2015, 52%, or $22.9 million of total revenue was generated from the United States, which represents a 26% growth compared to the first quarter of 2014. This increase was primarily attributable to strong demand for our products from North America enterprise customers and higher PCS sales in connection with our increased installed customer base. During the first quarter of 2015, 20%, or $8.8 million of total revenue was generated from Japan, a 49% decrease compared to the first quarter of 2014. In the first quarter of 2014, our products revenue from Japan was positively impacted by a higher backlog entering the quarter that resulted from strong demand for our products in Japan in the fourth quarter of 2013. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan, with total revenue increasing by 50% to $6.2 million and 7% to $4.6 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to our efforts to expand our presence in these regions.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue

A summary of our cost of revenue for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Cost of revenue:
Products	$7,063	$7,427	$(364)	(4.9)%
Services	3,723	2,626	1,097	41.8
Total cost of revenue	$10,786	$10,053	$733	7.3%

Gross Margin

Gross margin varies from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, discounts on early sales of new products to gain market penetration, inventory write-downs and international currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period. Although our gross margin for the first quarter of 2015 decreased compared to the same period in the prior year, we expect our gross margin generally to be consistent with our historical average in the future.

A summary of gross profit and gross margin for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except for gross margins and percentages):

	Three Months Ended March 31,
	2015		2014		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$23,453	76.9%	$28,990	79.6%	$(5,537)	(2.8)%
Services	9,778	72.4	6,702	71.8	3,076	0.6
Total gross profit	$33,231	75.5%	$35,692	78.0%	$(2,461)	(2.5)%

Products gross margin decreased 2.8 percentage points in the first quarter of 2015 compared to the first quarter of 2014 primarily due to an unfavorable shift in our geographical sales mix. We experienced lower sales volumes from geographic regions with generally higher gross margins in the first quarter of 2015 compared to the first quarter of 2014, which negatively impacted our gross margin in the first quarter of 2015.

Services gross margin increased 0.6 percentage points in the first quarter of 2015 compared to the first quarter of 2014, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to 2015 grew by 45% compared to revenue generated during the first quarter of 2014. The increase in cost of services was primarily a result of our investment to expand our services and support teams in anticipation of future growth in our installed base. We increased our average support, training and professional services headcount by 26% during the first quarter of 2015 as compared to the first quarter of 2014.

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

A summary of our operating expenses for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$24,522	$21,563	$2,959	13.7%
Research and development	14,309	11,205	3,104	27.7
General and administrative	7,527	5,363	2,164	40.4
Litigation expense	445	1,846	(1,401)	(75.9)
Total operating expenses	$46,803	$39,977	$6,826	17.1%

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

Sales and marketing expenses increased $3.0 million or 13.7% in the first quarter of 2015 compared to the first quarter of 2014 primarily attributable to a $2.3 million increase in personnel and related costs, which includes a $1.2 million increase in stock-based compensation and a $1.0 million increase in sales commissions. Our average sales and marketing headcount grew 10% during the first quarter of 2015 compared to the same period in 2014. Additionally, company meeting related costs increased $0.3 million in the first quarter of 2015 compared to the first quarter of 2014 as result of our annual sales kick-off meeting held in January 2015. Depreciation expense and allocated facilities and information technology infrastructure costs also increased by $0.3 million as a result of higher headcount and increased depreciation expense on our evaluation equipment.

We expect our sales and marketing expenses to continue to increase in absolute dollars for the remainder of 2015 as we increase the size of our sales and marketing organization and as we increase our sales presence in existing countries and expand into new countries.

Research and Development

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, professional services, prototype materials, depreciation and certain allocated facilities and information technology infrastructure costs. We expense research and development costs as incurred.

Research and development expenses increased $3.1 million in the first quarter of 2015 compared to the first quarter of 2014 primarily attributed to a $3.6 million increase in personnel related costs, which includes a $1.1 million increase in stock-based compensation. The increase in personnel related costs during the first quarter of 2015 compared to the first quarter of 2014 was also attributable to higher salaries and benefits as a result of merit increases, an increase in discretionary bonuses as well as a 4% increase in our average research and development headcount. The increase in personnel related research and development expense was partially offset by a $0.5 million decrease in professional services fees due to lower product certification related activities in the first quarter of 2015 compared to the same period in 2014.

We expect our research and development expenses to increase in absolute dollars for the remainder of 2015 as we continue to develop new products and enhance our existing products.

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional services fees and facility costs. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional fees consist primarily of fees for outside accounting, tax, legal, recruiting and other administrative services.

General and administrative expenses increased $2.2 million from the first quarter of 2015 compared to the first quarter of 2014 primarily attributed to a $0.9 million increase in personnel related costs which includes a $0.2 million increase in stock-based compensation, a $0.8 million increase in professional services costs and a $0.5 million increase in bad debt expense. The increase in personnel related costs was a result of a 34% increase in average general and administrative headcount during the first quarter of 2015 compared to the first quarter of 2014. The increase in professional services fees was primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

We expect our general and administrative expenses to increase slightly in the remainder of 2015.

Litigation Expense

Litigation expense is comprised of legal expenses incurred related to litigation and, if applicable, charges for litigation reserves. Litigation expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments in damages or settlements.

Litigation expense decreased $1.4 million for the first quarter of 2015 compared to the first quarter of 2014 primarily attributable to a reduction in litigation related activities following the settlement of the litigation with Radware in August 2014.

Interest Expense

Interest expense decreased by $0.5 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower borrowing related activities in the first quarter of 2015 compared to the same period in 2014. During the first quarter of 2014, we recorded a $0.3 million contingent payment due to a lender upon completion of our initial public offering and $0.2 million of interest expense related to our revolving credit facility. We completed our initial public offering and repaid the outstanding balance under our revolving credit facility in March 2014.

Provision for Income Taxes

We recorded an income tax provision of $0.1 million and $0.2 million in the first quarters of 2015 and 2014 which is primarily the result of taxes in foreign jurisdictions. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that our deferred tax assets will be realized. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $85.6 million, including $3.2 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2015, we had working capital of $94.3 million, an accumulated deficit of $195.5 million and total stockholders' equity of $87.9 million.

We plan to continue to invest for long-term growth and anticipate our investment will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents and other available financial resources will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends. As of March 31, 2015, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(5,498)	$(2,971)
Investing activities	(901)	(2,022)
Financing activities	64	106,349
Net increase (decrease) in cash and cash equivalents	$(6,335)	$101,356

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

During the three months ended March 31, 2015, cash used in operating activities was $5.5 million, consisting of a net loss of $13.7 million partially offset by non-cash charges of $7.1 million and a $1.1 million increase in net operating assets and liabilities. Our non-cash charges consisted primarily of stock-based compensation of $4.6 million and depreciation and amortization of $2.5 million. The changes in our net operating assets and liabilities were primarily due to a $3.6 million decrease in accounts payable and accrued liabilities, partially offset by a $2.4 million increase in deferred revenue, a $1.3 million decrease in accounts receivable, and a $0.7 million decrease in prepaid expenses and other current assets.

The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses, partially offset by an increase in accrued compensation costs related to our 2014 Employee Stock Purchase Plan; and the timing of vendor invoice payments. The increase in deferred revenue was due to timing of billings of support contracts and the increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts receivable was primarily due to the timing of billing and cash collection, as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the March 31, 2015 outstanding accounts receivable.

During the three months ended March 31, 2014, cash used in operating activities was $3.0 million, consisting of a net loss of $5.1 million and a $2.0 million increase in net operating assets and liabilities offset by non-cash charges of $4.1 million. Our non-cash charges consisted primarily of depreciation and amortization of $2.2 million and stock-based compensation of $1.8 million. The change in our net operating assets and liabilities was due primarily to a $1.2 million increase in accounts receivable, $1.8 million increase in inventory and a $2.3 million increase in prepaid expenses and other current assets associated with the growth in our business. These changes were offset by a $2.7 million increase in deferred revenue due to increased sales of our PCS contracts and a $0.9 million increase in accrued liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2015 and 2014, cash used in investing activities was $0.9 million and $2.0 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, cash provided by financing activities was $0.1 million, consisting of proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock.

During the three months ended March 31, 2014, cash provided by financing activities was $106.3 million, consisting of $124.2 million in net proceeds from the issuance of our common stock to outside investors in our IPO, and $2.2 million from the exercise of common stock options, offset by a $20.0 million repayment of our revolving credit facility.

Contractual Obligations

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships,such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed with the SEC on March 11, 2015.

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

The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen and the Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

We recorded $10,000 foreign exchange loss and $23,000 foreign exchange gain during the three months ended March 31, 2015 and 2014. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

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

Our exposure to interest rate risk relates to our revolving credit facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of March 31, 2015, the effect of a hypothetical 10% change in interest rates would not have a significant impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) , as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 solely due to the material weakness in our internal control over financial reporting as described below.

Changes in Internal Control over Financial Reporting

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with regards to computation of stock-based compensation related to our 2014 Purchase Plan.

As discussed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting as it relates to the computation of stock-based compensation associated with our 2014 Purchase Plan.

In response to the material weakness described above, during the three months ended March 31, 2015, we began implementing and evaluating new controls and procedures. Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of our material weakness. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively. In designing and evaluating the stock-based compensation controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management has implemented the following steps during the first quarter of 2015:

•
We added a control activity where we will consult with technical accounting experts to review and analyze the impact of new or unusual accounting transactions and the adoption of new accounting standards that may have a material impact on our consolidated financial statements.

•
We strengthened our processes in the area of equity administration and equity accounting, which included the review, redesign and documentation of our policies and procedures; implementation of additional review and reconciliation controls, and expanded the use of software based solutions to handle certain aspects of accounting for stock-based compensation related to the 2014 Purchase Plan.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

We experienced net losses for the years ended December 31, 2013 and 2014, and three months ended March 31, 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and 2014, we invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. (both settled) and in our settlement of the Brocade litigation. As a public company, we will also incur significant accounting, legal and other expenses that we did not incur as a private company.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during 2012, approximately 13% of our total revenue during 2013 and 7% of our total revenue during 2014.  In addition, during the years ended December 31, 2013 and 2014, and three months ended March 31, 2015, purchases from our ten largest end-customers accounted for approximately 43% , 37% and 42% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 47%, 46% and 43% of our total revenue during the years ended December 31, 2013 and 2014, and three months ended March 31, 2015.

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

We are currently and may in the future become subject to claims and litigation alleging violations of securities laws or other related claims, which could harm our business, divert management attention and require us to incur significant costs. For example, in January 2015, a class action lawsuit was filed against us, our Board of Directors, our Chief Financial Officer and the underwriters of our initial public offering alleging violations of the Securities Act of 1933. Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants. These lawsuits seek unspecified compensatory damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding these lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying Condensed Consolidated Balance Sheets. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. For the years ended December 31, 2013 and 2014, and three months ended March 31, 2015 approximately 52%, 52% and 48% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 28 countries, including in the following countries and regions: United States, Western Europe, Japan, China, Taiwan and South Korea. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our products, their integration into existing networks and ongoing support of our products requires us to retain highly trained professional services, customer support and sales personnel with specific expertise related to our business. Competition for qualified professional services, customer support, engineering and sales personnel in our industry is intense, because of the limited number of people available with the necessary technical skills and understanding of our products. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with fiscal 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the material weakness described in the following risk factor that we discovered in connection with our review of internal control over financial reporting as of December 31, 2014, as well as, for each fiscal year beginning with fiscal 2016, a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are currently evaluating our internal controls, identifying and remediating deficiencies and the identified material weakness in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to conclude that our internal control over financial reporting is effective, if our auditors are unable to attest to management’s report on the effectiveness of our internal control over financial reporting, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

In connection with our review of internal control over financial reporting as of December 31, 2014, we determined that we did not adequately implement certain controls over the computation of share-based compensation related to our 2014 Employee Stock Purchase Plan, and we have therefore concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In order to remediate this material weakness, during the first quarter of 2015, we implemented new review procedures and controls relating to the computation of stock-based compensation expense related to our 2014 Purchase Plan. Although we have taken these actions to remediate this material weakness, we cannot guarantee that the changes we made to our controls and processes will be effective in maintaining the adequacy of our internal controls in future reporting periods.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of March 31, 2015, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

Our executive officers and directors, together with affiliated entities, hold 39.3% of our outstanding common stock as of March 31, 2015. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in March 2014, and beginning in January 2015, several substantially identical law suits alleging violations of securities laws were filed against us, our directors and certain of our executive officers. These and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2015, there were approximately 5.1 million vested and exercisable options to purchase our common stock, in addition to the 61,593,257 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2015, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

As a reporting company, we are incurring increased legal, accounting and other expenses, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, our management team is adopting the requirements of being a reporting company. The expenses incurred for reporting and corporate governance purposes are significant. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

•
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

ITEM 3. DEFALT UPON SENIOR SECURITIES
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

Date: May 6, 2015

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2015

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS		XBRL Instant Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document
101.PRE		XBRL Extension Presentation Linkbase Document

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