Form 10-Q
period 2015-06-30
A10 Networks, Inc.
filed 2015-08-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 31, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 62,420,669.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$96,197	$91,905
Accounts receivable, net of allowances of $2,519 and $3,246 as of June 30, 2015 and December 31, 2014	46,165	54,003
Inventory	17,653	20,701
Prepaid expenses and other current assets	5,031	4,732
Total current assets	165,046	171,341
Property and equipment, net	9,253	10,780
Other long-term assets	4,484	4,859
Total Assets	$178,783	$186,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,089	$8,994
Accrued liabilities	20,897	22,435
Deferred revenue, current	45,271	39,256
Total current liabilities	72,257	70,685
Deferred revenue, non-current	20,508	17,964
Other non-current liabilities	1,425	1,766
Total Liabilities	94,190	90,415
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of June 30, 2015 and December 31, 2014; 62,397 and 61,377 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	290,088	278,349
Accumulated deficit	(205,496)	(181,785)
Total Stockholders' Equity	84,593	96,565
Total Liabilities And Stockholders' Equity	$178,783	$186,980
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Products	$33,331	$34,122	$63,847	$70,539
Services	14,205	11,010	27,706	20,338
Total revenue	47,536	45,132	91,553	90,877
Cost of revenue:
Products	7,909	7,410	14,972	14,837
Services	3,692	2,930	7,415	5,556
Total cost of revenue	11,601	10,340	22,387	20,393
Gross profit	35,935	34,792	69,166	70,484
Operating expenses:
Sales and marketing	24,962	23,975	49,484	45,538
Research and development	13,671	11,869	27,980	23,074
General and administrative	5,703	5,531	13,230	10,894
Litigation expense (benefit)	1,025	(5,859)	1,470	(4,013)
Total operating expenses	45,361	35,516	92,164	75,493
Loss from operations	(9,426)	(724)	(22,998)	(5,009)
Other income (expense), net:
Interest expense	(104)	(125)	(231)	(712)
Interest income and other income (expense), net	(216)	(138)	(189)	(163)
Total other income (expense), net	(320)	(263)	(420)	(875)
Loss before provision for income taxes	(9,746)	(987)	(23,418)	(5,884)
Provision for income taxes	231	309	293	514
Net loss	(9,977)	(1,296)	(23,711)	(6,398)
Accretion of redeemable convertible preferred stock dividend	—	—	—	(1,150)
Net loss attributable to common stockholders	$(9,977)	$(1,296)	$(23,711)	$(7,548)
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.02)	$(0.38)	$(0.21)
Diluted	$(0.16)	$(0.02)	$(0.38)	$(0.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	61,945	59,711	61,690	36,712
Diluted	61,945	59,711	61,690	36,712

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,711)	(6,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,673	4,738
Stock-based compensation	8,638	4,776
Gain on settlement of contractual liability	—	(6,993)
Other non cash items	273	(61)
Changes in operating assets and liabilities:
Accounts receivable, net	7,723	(2,644)
Inventory	1,861	(4,265)
Prepaid expenses and other assets	44	(2,860)
Accounts payable	(3,048)	2,105
Accrued liabilities	(1,619)	3,632
Accrued litigation expenses	60	(6,119)
Deferred revenue	8,559	4,610
Other	24	(239)
Net cash provided by (used in) operating activities	3,477	(9,718)
Cash flows from investing activities:
Purchases of property and equipment	(1,811)	(3,791)
Net cash used in investing activities	(1,811)	(3,791)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	2,626	2,658
Proceeds from initial public offering, net of offering costs	—	122,312
Principal payments on revolving credit facility	—	(20,000)
Other	—	(153)
Net cash provided by financing activities	2,626	104,817
Net increase in cash and cash equivalents	4,292	91,308
Cash and cash equivalents—beginning of period	91,905	20,793
Cash and cash equivalents—end of period	$96,197	$112,101
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$1,187	$2,891
Costs related to the initial public offering included in accounts payable and accrued liabilities	$—	$1,424
Accretion of Series D redeemable convertible preferred stock	$—	$1,150

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2015	2014	2015	2014
Customer A	*	*	*	14%
Customer B	*	*	*	10%
Customer C	*	10%	*	*
Customer D	14%	*	*	*

* represents less than 10% of total revenue

As of June 30, 2015 one customer (Customer D) accounted for 18% of our total gross accounts receivable. As of December 31, 2014, no customer accounted for 10% or more of our total gross accounts receivable.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This original effective date of this accounting standard was annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved an optional one-year deferral of the effective date, and as a result ASU No. 2014-09 will be effective for us in the first quarter of fiscal 2018. The new guidance will require full or modified retrospective application. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations and method of adoption.

In April 2015, the FASB issued 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, which simplify the presentation of debt issuance costs. This amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 11, 2015, that are of significance or potential significance to us.

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

Cash and cash equivalents are carried at fair value. Our money market funds are classified within Level I of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities and certificates of deposit based on quoted market prices in active markets. As of June 30, 2015 and December 31, 2014, we had no assets or liabilities classified within Level II or Level III and there were no transfers of instruments between Level I, Level II and Level III regarding fair value measurement.

The following table sets forth the fair value of our financial assets measured on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2015		December 31, 2014
	Level I	Total	Level I	Total
Financial Assets
Money market funds	$41,062	$41,062	$51,047	$51,047
We did not have realized gains or losses for the three and six months ended June 30, 2015 and 2014 related to our financial assets.

3. Balance Sheets and Statement of Operations Components
Inventory
Components of inventory as of June 30, 2015 and December 31, 2014 are shown below (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$7,807	$9,922
Finished goods	9,846	10,779
Total inventory	$17,653	$20,701

Property and Equipment, Net

Components of property and equipment, net as of June 30, 2015 and December 31, 2014 are shown below (in thousands):

	June 30, 2015	December 31, 2014
Equipment	$32,800	$30,486
Software	3,415	3,197
Furniture and fixtures	862	860
Leasehold improvements	2,270	1,780
Construction in progress	94	201
Property and equipment, gross	39,441	36,524
Less: accumulated depreciation and amortization	(30,188)	(25,744)
Total property and equipment, net	$9,253	$10,780

Depreciation and amortization on our property and equipment for the three months ended June 30, 2015 and 2014 was $2.2 million and $2.5 million. Depreciation and amortization on our property and equipment was 4.7 million for each of the six months ended June 30, 2015 and 2014.

Deferred Revenue
Deferred revenue as of June 30, 2015 and December 31, 2014 consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred revenue:
Products	$4,529	$2,379
Services	61,250	54,841
Total deferred revenue	65,779	57,220
Less: current portion	(45,271)	(39,256)
Long-term portion	$20,508	$17,964

Accrued Liabilities
Accrued liabilities as of June 30, 2015 and December 31, 2014 consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and benefits	$13,677	$14,447
Accrued tax liabilities	3,162	2,554
Other	4,058	5,434
Total accrued liabilities	$20,897	$22,435

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of June 30, 2015 and December 31, 2014, we have no outstanding borrowings under this credit facility.
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, and are described in Note 4, Credit Facility of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of June 30, 2015.
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
In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which will be amortized to interest expense over the three-year term of this credit facility. As of June 30, 2015, the unamortized debt issuance costs of $0.4 million were included within other long-term assets in our Condensed Consolidated Balance Sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

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

 In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our AX and Thunder series products infringe two of their U.S. patents. In June 2015, we entered into a settlement agreement whereby we obtained a fully-paid up license and the case was dismissed.

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014 initial public offering were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207.  Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015).  On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207.  On June 30, 2015, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint seeks to allege violations of the federal Securities Act of 1933 on behalf of a putative class consisting of purchasers of our common stock pursuant or traceable to the registration statement and prospectus for the initial public offering, and seek unspecified compensatory damages and other relief. We intend to vigorously defend these lawsuits. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, in regards to these lawsuits; therefore, no accrued liabilities have been recorded in the accompanying Condensed Consolidated Balance Sheets.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286.  We were also named as a nominal defendant.  The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief.  Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, in regards to this lawsuit; therefore, no accrued liabilities have been recorded in the accompanying Condensed Consolidated Balance Sheets.

Lease Obligations and Other Commitments

Commencing in 2012, we entered into an equipment financing arrangement with a financial institution whereby the financial institution purchases and leases to us, equipment (primarily computer and network-related) for use in our business. Amounts financed under the leases are accounted for as capital leases. We financed $0.8 million under the arrangement in 2012, which was fully repaid by December 2014. In March 2015, we entered into an agreement to lease an additional $0.3 million of equipment under this financing arrangement. The anticipated delivery date of the leased equipment is in the third quarter of 2015. As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings under this financing arrangement.

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

As of December 31, 2014, we had 1,343,743 shares available for future grant. Annually, the shares authorized for the Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2015, the number of shares in the 2014 Plan was increased by 3,078,645 shares, which represents 5% of the prior year end’s common stock outstanding. In addition, effective as of June 10, 2015, our Board of Directors adopted, and our stockholders approved, an amendment and restatement of our 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares available from the 2008 Plan that were canceled or otherwise forfeited or repurchased by us after March 20, 2014. A maximum of 8,310,566 shares may become available from the 2008 Plan for issuance under the 2014 Plan. As of June 30, 2015, 1,272,036 shares of our common stock were eligible to be added to the 2014 Plan share reserve in accordance with the amendment and restatement of the 2014 Plan. During the six months ended June 30, 2015, we granted 408,500 stock options and 975,506 restricted stock units ("RSUs") under the 2014 Plan to our employees, directors and consultants. As of June 30, 2015, we have 3,657,310 shares available for future grant, excluding shares eligible to be added from the 2008 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014.

As of December 31, 2014, we had 1,031,316 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. In January 2015, we increased common shares reserved for future purchase by 615,729 shares in accordance with the provision of the 2014 Purchase Plan. The participants of the plan purchased 542,102 shares during the six months ended June 30, 2015, and as of June 30, 2015, we have 1,104,943 shares available for future purchase.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. The following is a summary of stock-based compensation for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan recognized during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation by type of award:
Stock options	$1,503	$1,712	$2,979	$3,397
Restricted stock units	2,130	36	4,065	36
Employee stock purchase plan	372	1,258	1,594	1,343
Total stock-based compensation	$4,005	$3,006	$8,638	$4,776

Stock-based compensation by category of expense:
Cost of revenue	$342	$216	$813	$301
Sales and marketing	1,873	1,457	3,939	2,341
Research and development	1,273	944	2,858	1,407
General and administrative	517	389	1,028	727
	$4,005	$3,006	$8,638	$4,776

At June 30, 2015, we had $28.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested restricted stock units and 2014 Stock Purchase Plan purchases which will be recognized over a weighted-average period of 2.6 years.

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

The fair value of the stock options and stock purchases were determined using the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

We estimate the fair value of RSUs using the closing market price of our common stock on the grant date.

Stock Option Activity

The following table summarizes our stock option activity and related information as of and for the six months ended June 30, 2015 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	11,084	$5.18	7.9
Granted	408	$4.84
Exercised	(370)	$2.59
Canceled (1)	(702)	$7.51
Outstanding as of June 30, 2015	10,420	$5.10	7.6	$21,583
Vested and expected to vest as of June 30, 2015	9,927	$5.06	7.5	$20,871
Vested and exercisable as of June 30, 2015	5,358	$4.14	6.3	$15,136
__________________________________________
(1) Common shares granted under the 2008 Plan and canceled after March 20, 2014 are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During the six months ended June 30, 2015, 366,501 shares of the canceled stock options were eligible to be reallocated to the 2014 Plan share reserve.

As of June 30, 2015, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.44 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the six months ended June 30, 2015 and 2014 (in thousands, except weighted-average fair values):

	Six Months Ended June 30,
	2015	2014
Total fair value of options granted	$869	$7,536
Weighted average fair value of options granted	$2.13	$5.96
Intrinsic value of options exercised	$1,066	$8,818

The estimated grant-date fair value of our equity-based awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	4.8	5.5	4.8	5.5
Risk-free interest rate	1.71%	1.73%	1.60%	1.73%
Expected volatility	50%	45%	50%	47%
Dividend rate	—%	—%	—%	—%

Restricted Stock Units Activity

We have granted time-based RSU to our employees, directors and consultants and market performance-based restricted stock units ("MSU") to certain company executives.

Time-based Restricted Stock Units

A summary of RSU activities for the six months ended June 30, 2015, is as follows (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding as of December 31, 2014	2,388	$8.97
Granted	936	$5.20
Released	(50)	$12.05
Canceled	(283)	$9.33
Outstanding as of June 30, 2015	2,991	$7.70	2.5	$19,263

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on June 30, 2015. This amount will fluctuate based on the fair market value of our stock.

Market Performance-based Restricted Stock Units

We granted MSUs covering 540,000 shares and 40,000 shares of our common stock to certain company executives during 2014 and the six months ended June 30, 2015, all of which were outstanding as of June 30, 2015. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The total aggregate intrinsic value for the MSUs granted was $3.7 million, which represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of period by the number of unvested MSUs) that would have been received by the award holders had all MSUs vested and been released on June 30, 2015. This amount will fluctuate based on the fair market value of our stock. No MSUs were vested or released during the six months ended June 30, 2015.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan shares was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Six Months Ended June 30,
	2015	2014
Expected term (in years)	1.2	1.4
Risk-free interest rate	0.32%	0.24%
Expected volatility	40%	31%
Dividend rate	—%	—%

7. Net Income Per Share Available (Loss Attributable) To Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(9,977)	$(1,296)	$(23,711)	$(7,548)
Denominator:
Weighted-average shares outstanding - basic	61,945	59,711	61,690	36,712
Effect of dilutive potential common shares from stock options and restricted stock units	—	—	—	—
Weighted-average shares outstanding - diluted	61,945	59,711	61,690	36,712
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.02)	$(0.38)	$(0.21)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options, restricted stock units and employee stock purchase plan	11,058	9,994	11,063	9,965
Common stock subject to repurchase	90	311	90	311
	11,148	10,305	11,153	10,276

8. Income Taxes

We recorded income tax expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, which was primarily comprised of foreign taxes. We recorded income tax expense of $0.3 million and 0.5 million for the three and six months ended June 30, 2014, which was primarily comprised of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our net deferred tax assets as of June 30, 2015. Due to historic losses in the U.S., we have a full valuation allowance on the U.S. federal and state deferred tax assets. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $2.3 million and $2.2 million of unrecognized tax benefits as of June 30, 2015 and December 31, 2014.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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
The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$27,448	$26,215	$50,306	$44,428
Japan	6,618	8,471	15,458	25,775
Asia Pacific, excluding Japan	5,545	4,370	10,131	8,675
EMEA	6,831	3,925	13,055	8,065
Other	1,094	2,151	2,603	3,934
Total revenue	$47,536	$45,132	$91,553	$90,877

No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three and six months ended June 30, 2015 and 2014.
 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$8,290	$9,702
Asia Pacific, excluding Japan	1,872	1,724
Other	265	351
Total property and equipment, net and intangible assets, net	$10,427	$11,777

10. Related-Party Transactions
An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party as its ownership percentage dropped to below 5%. For the three and six months ended June 30, 2015, we recognized $1.6 million and $3.0 million total revenue from this reseller, of which $0.9 million and $2.2 million was revenue recognized while this reseller was a related party. During the three and six months ended June 30, 2014, we recognized $0.6 million and $1.1 million total revenue from this reseller.
We had gross accounts receivable of $0.4 million from this reseller as of December 31, 2014.

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

We derive revenue from sales of products and related support services. Product revenues are generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our end customers predominantly purchase maintenance and support in conjunction with purchases of our products. In addition, we also derive revenues from the sale of professional services.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of June 30, 2015, we had sold products to approximately 4,300 customers across 72 countries.

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse for the Americas. We outsource warehousing and delivery to third-party logistics providers for delivery in other regions.

During the first half of 2015, 55% of our total revenue was generated from the United States, 17% from Japan, and 28% from other geographical regions. During the first half of 2014, 49% of our total revenue was generated from the United States, 28% from Japan and 23% from other geographical regions. During the first half of 2015 and 2014, our enterprise customers accounted for 57% and 52% of our total revenue. During the first half of 2015 and 2014, our service provider customers accounted for 43% and 48% of our total revenue.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service provers, in any period. During the first half of 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 35% and 48% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest end customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

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

Results of Operations
The following table provides a summary of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 as derived from our condensed consolidated financial statements included in Part I Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended June 30,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$33,331	70.1%	$34,122	75.6%	$(791)	(2.3)%
Services	14,205	29.9	11,010	24.4	3,195	29.0
Total revenue	47,536	100.0	45,132	100.0	2,404	5.3
Cost of revenue:
Products	7,909	16.6	7,410	16.4	499	6.7
Services	3,692	7.8	2,930	6.5	762	26.0
Total cost of revenue	11,601	24.4	10,340	22.9	1,261	12.2
Gross profit	35,935	75.6	34,792	77.1	1,143	3.3
Operating expenses:
Sales and marketing	24,962	52.5	23,975	53.1	987	4.1
Research and development	13,671	28.8	11,869	26.3	1,802	15.2
General and administrative	5,703	12.0	5,531	12.3	172	3.1
Litigation expense (benefit)	1,025	2.2	(5,859)	(13.0)	6,884	(117.5)
Total operating expenses	45,361	95.4	35,516	78.7	9,845	27.7
Loss from operations	(9,426)	(19.8)	(724)	(1.6)	(8,702)	1,201.9
Other income (expense), net:
Interest expense	(104)	(0.2)	(125)	(0.3)	21	(16.8)
Interest income and other income (expense), net	(216)	(0.5)	(138)	(0.3)	(78)	56.5
Total other income (expense), net	(320)	(0.7)	(263)	(0.6)	(57)	21.7
Loss before provision for income taxes	(9,746)	(20.5)	(987)	(2.2)	(8,759)	887.4
Provision for income taxes	231	0.5	309	0.7	(78)	(25.2)
Net loss	$(9,977)	(21.0)%	$(1,296)	(2.9)%	$(8,681)	669.8%

	Six Months Ended June 30,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$63,847	69.7%	$70,539	77.6%	$(6,692)	(9.5)%
Services	27,706	30.3	20,338	22.4	7,368	36.2
Total revenue	91,553	100.0	90,877	100.0	676	0.7
Cost of revenue:
Products	14,972	16.4	14,837	16.4	135	0.9
Services	7,415	8.1	5,556	6.1	1,859	33.5
Total cost of revenue	22,387	24.5	20,393	22.4	1,994	9.8
Gross profit	69,166	75.5	70,484	77.6	(1,318)	(1.9)
Operating expenses:
Sales and marketing	49,484	54.0	45,538	50.1	3,946	8.7
Research and development	27,980	30.6	23,074	25.4	4,906	21.3
General and administrative	13,230	14.5	10,894	12.0	2,336	21.4
Litigation expense (benefit)	1,470	1.6	(4,013)	(4.4)	5,483	(136.6)
Total operating expenses	92,164	100.7	75,493	83.0	16,671	22.1
Loss from operations	(22,998)	(25.1)	(5,009)	(5.5)	(17,989)	359.1
Other income (expense), net:
Interest expense	(231)	(0.3)	(712)	(0.8)	481	(67.6)
Interest income and other income (expense), net	(189)	(0.2)	(163)	(0.2)	(26)	16.0
Total other income (expense), net	(420)	(0.5)	(875)	(1.0)	455	(52.0)
Loss before provision for income taxes	(23,418)	(25.6)	(5,884)	(6.5)	(17,534)	298.0
Provision for income taxes	293	0.3	514	0.6	(221)	(43.0)
Net loss	$(23,711)	(25.9)%	$(6,398)	(7.0)%	$(17,313)	270.6%

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

A summary of our total revenue for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenue:
Products	$33,331	$34,122	$(791)	(2)%
Services	14,205	11,010	3,195	29
Total revenue	$47,536	$45,132	$2,404	5%
Revenue by geographic location:
United States	$27,448	$26,215	$1,233	5%
Japan	6,618	8,471	(1,853)	(22)
Asia Pacific, excluding Japan	5,545	4,370	1,175	27
EMEA	6,831	3,925	2,906	74
Other	1,094	2,151	(1,057)	(49)
Total revenue	$47,536	$45,132	$2,404	5%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenue:
Products	$63,847	$70,539	$(6,692)	(9)%
Services	27,706	20,338	7,368	36
Total revenue	$91,553	$90,877	$676	1%
Revenue by geographic location:
United States	$50,306	$44,428	$5,878	13%
Japan	15,458	25,775	(10,317)	(40)
Asia Pacific, excluding Japan	10,131	8,675	1,456	17
EMEA	13,055	8,065	4,990	62
Other	2,603	3,934	(1,331)	(34)
Total revenue	$91,553	$90,877	$676	1%

Total revenue increased by $2.4 million in the second quarter of 2015 compared to the second quarter of 2014, which was comprised of a $3.2 million increase in services revenue, partially offset by a $0.8 million decrease in products revenue. Revenue from service provider customers increased 13% in the second quarter of 2015 compared to the same period in 2014.

Products revenue decreased $0.8 million, or 2% in the second quarter of 2015 compared to the second quarter in 2014 which is primarily attributable to lower revenues from Japan partially offset by revenue increases from EMEA and Asia Pacific, excluding Japan. The decrease in Japan's product revenue in the second quarter of 2015 compared to the second quarter of 2014 was predominately due to lower product revenue from enterprise customers and an unfavorable currency exchange rate between the Japanese yen and the U.S. dollar, partially offset by an increase in product revenue from service provider customers.

Services revenue increased $3.2 million, or 29% in the second quarter of 2015 compared to the same period in 2014 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the second quarter of 2015, services revenue recognized from contracts existing prior to 2015 grew by 30% as compared to services revenue related to contracts existing prior to 2014.

During the second quarter of 2015, 58%, or $27.4 million of total revenue was generated from the United States, which represents a 5% growth compared to the second quarter of 2014. This increase was primarily attributable to higher PCS sales in connection with our increased installed customer base. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan. In the second quarter of 2015, total revenue from EMEA and Asia Pacific region, excluding Japan increased 74% and 27% compared to the second quarter of 2014 primarily due to our efforts to continue expanding our presence in these regions. During the second quarter of 2015, 14%, or $6.6 million of total revenue was generated from Japan, a 22% decrease compared to the second quarter of 2014 primarily due to lower revenues from enterprise customers partially offset by a revenue increase from service provider customers. In addition, Japan's second quarter 2015 total revenue was also impacted by the unfavorable currency exchange rate between the Japanese yen against the U.S. dollar.

Total revenue increased by $0.7 million in the first half of 2015 compared to the same period of 2014, which comprised of a $7.4 million increase in services revenue, partially offset by a $6.7 million decrease in products revenue. Revenue from enterprise customers increased 11% in the first half of 2015 compared to the same period in 2014. Revenue from service provider customers decreased 10% in the first half of 2015 compared to the same period in 2014.

Products revenue decreased $6.7 million, or 9% in the first half of 2015 compared to the same period in 2014 which is primarily attributable to lower products revenue from Japan partially offset by products revenue increases from the U.S. and EMEA regions. In the first quarter of 2014, our products revenue from Japan was positively impacted by a higher backlog entering the quarter that resulted from strong demand for our products in Japan in the fourth quarter of 2013.

Services revenue increased $7.4 million, or 36% in the first half of 2015 compared to the same period in 2014 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the first half of 2015, services revenue recognized from contracts existing prior to 2015 grew by 38% as compared to services revenue related to contracts existing prior to 2014.

During the first half of 2015, 55%, or $50.3 million of total revenue was generated from the United States, which represents a 13% growth compared to the first half of 2014. This increase was primarily attributable to higher PCS sales in connection with our increased installed customer base. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan, with total revenue increasing 62% and 17% in the first half of 2015 compared to same period of 2014 primarily due to our efforts to continue expanding our presence in these regions. During the first half of 2015, 17%, or $15.5 million of total revenue was generated from Japan, a 40% decrease compared to the same period in 2014 primarily due to lower product revenues as a result of the positive impact of higher backlogs entering into 2014. This decrease was partially offset by an increase in services revenue. In addition, Japan's first half 2015 total revenue was also impacted by the unfavorable currency exchange rate between the Japanese yen against the U.S. dollar.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue

A summary of our cost of revenue for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Cost of revenue:
Products	$7,909	$7,410	$499	7%
Services	3,692	2,930	762	26
Total cost of revenue	$11,601	$10,340	$1,261	12%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Cost of revenue:
Products	$14,972	$14,837	$135	1%
Services	7,415	5,556	1,859	33
Total cost of revenue	$22,387	$20,393	$1,994	10%

Gross Margin

Gross margin varies from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, inventory write-downs and foreign currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period.

A summary of gross profit and gross margin for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except for gross margins and percentages):

	Three Months Ended June 30,
	2015		2014		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$25,422	76.3%	$26,712	78.3%	$(1,290)	(2.0)%
Services	10,513	74.0	8,080	73.4	2,433	0.6
Total gross profit	$35,935	75.6%	$34,792	77.1%	$1,143	(1.5)%

	Six Months Ended June 30,
	2015		2014		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$48,875	76.6%	$55,702	79.0%	$(6,827)	(2.4)%
Services	20,291	73.2	14,782	72.7	5,509	0.5
Total gross profit	$69,166	75.5%	$70,484	77.6%	$(1,318)	(1.9)%

Products gross margin decreased 2.0% and 2.4% in the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to an unfavorable shift in our geographical sales mix. We experienced lower sales volumes from geographic regions with generally higher gross margins during 2015 compared to the same periods in 2014, which negatively impacted our gross margins for the three and six months ended June 30, 2015. Our gross margin for the first half of 2015 was also impacted by unfavorable exchange rates of Japanese yen against the U.S. dollar. We anticipate that our gross margin will continue to be impacted by these factors in subsequent periods.

Services gross margin increased 0.6% and 0.5% in the three and six months ended June 30, 2015 compared to the same periods in 2014, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to 2015 grew by 30% compared to revenue generated during the first half of 2014. The increase in cost of services was primarily a result of headcount increase as we continue to expand our services and support teams in anticipation of future growth in our installed base.

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

A summary of our operating expenses for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$24,962	$23,975	$987	4%
Research and development	13,671	11,869	1,802	15
General and administrative	5,703	5,531	172	3
Litigation expense (benefits)	1,025	(5,859)	6,884	(117)
Total operating expenses	$45,361	$35,516	$9,845	28%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$49,484	$45,538	$3,946	9%
Research and development	27,980	23,074	4,906	21
General and administrative	13,230	10,894	2,336	21
Litigation expense (benefit)	1,470	(4,013)	5,483	(137)
Total operating expenses	$92,164	$75,493	$16,671	22%

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

Sales and marketing expenses increased $1.0 million, or 4% in the second quarter of 2015 compared to the second quarter of 2014 primarily attributable to a $0.6 million increase in company meeting expenses and a $0.4 million increase in stock-based compensation.

Sales and marketing expenses increased $3.9 million, or 9% in the first half of 2015 compared to the same period in 2014 primarily attributable to a $2.6 million increase in personnel related cost and a $0.9 million increase in company meeting expenses. The increase in personnel related costs were primarily driven by a $1.4 million increase in commission expense due to higher revenue bookings in the first half of 2015 compared to the same period in 2014 and a $1.6 million increase in stock-based compensation.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the future as we increase the size of our sales and marketing organization and as we increase our sales presence in existing countries and expand into new countries.

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

Research and development expenses increased $1.8 million, or 15% in the second quarter of 2015 compared to the second quarter of 2014 primarily attributable to a $2.1 million increase in personnel related costs, which includes a $0.3 million increase in stock-based compensation. The increase in personnel related costs was primarily attributable to higher salaries and benefits. This increase was partially offset by a $0.2 million decrease in depreciation expense as a result of fully depreciated assets.

Research and development expenses increased $4.9 million, 21% in the first half of 2015 compared to the same period in 2014 primarily attributable to a $5.7 million increase in personnel related costs, which includes a $1.5 million increase in stock-based compensation. The increase in personnel related costs was primarily attributable to higher salaries and benefits. The increase in personnel related research and development expense was partially offset by a $0.6 million decrease in professional services fees due to lower product certification related activities in the first half of 2015 compared to the same period in 2014.

We expect our research and development expenses to increase in absolute dollars in the future as we continue to develop new products and enhance our existing products.

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional services fees and office costs. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional fees consist primarily of fees for outside accounting, tax, legal, recruiting and other administrative services.

General and administrative expenses increased $0.2 million, or 3% for the second quarter of 2015 compared to the second quarter of 2014 primarily attributable to a $0.8 million increase in personnel related costs due to higher headcount and $0.4 million increase in bad debt expense, partially offset by a $1.1 million decrease in sales and use tax expense largely as a result of the completion of several state sales tax registration processes and adjustments resulting from our reassessment of previously accrued sales and use tax liabilities.

General and administrative expenses increased $2.3 million, or 21% for the first half of 2015 compared to the same period of 2014 primarily attributable to a $1.6 million increase in personnel related costs, a $1.1 million increase in professional services cost and a $0.9 million increase in bad debt expense partially offset by a $1.4 million decrease in sales and use tax expense largely as a result of the completion of several state sales tax registration processes and adjustments resulting from our reassessment of previously accrued sales and use tax liabilities.

The increase in personnel related costs was a result of higher headcount. The increase in professional services fees was primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

We expect our general and administrative expenses to increase slightly in the future.

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

Litigation expense increased $6.9 million for the second quarter of 2015 compared to the second quarter of 2014 primarily attributable to a $7.0 million litigation benefit recognized in the second quarter of 2014 following a settlement agreement with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability.

Litigation expense increased $5.5 million in the first half of 2015 compared to the same period of 2014 primarily attributable to the above-mentioned $7.0 million litigation benefit recognized in the second quarter of 2014 partially offset by a $1.5 million decrease in other litigation expense largely attributable to a reduction in litigation related activities in the first half of 2015 compared to the same period in 2014.
Interest Expense

Interest expense decreased by $0.5 million in the first half of 2015 compared to the same period in 2014, primarily due to lower borrowing related activities in the first half of 2015 compared to the same period in 2014. During the first half of 2014, we recorded a $0.3 million contingent payment due to a lender upon completion of our initial public offering and $0.2 million of interest expense related to our revolving credit facility. We completed our initial public offering and repaid the outstanding balance under our revolving credit facility in March 2014.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, and $0.3 million and $0.5 million for the three and six months ended June 30, 2014, which was primarily the result of taxes in foreign jurisdictions. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that our deferred tax assets will be realized. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $96.2 million, including $3.2 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2015, we had working capital of $92.8 million, accumulated deficit of $205.5 million and total stockholders' equity of $84.6 million.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends. As of June 30, 2015, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$3,477	$(9,718)
Investing activities	(1,811)	(3,791)
Financing activities	2,626	104,817
Net increase in cash and cash equivalents	$4,292	$91,308

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

During the six months ended June 30, 2015, cash provided by operating activities was $3.5 million, consisting of a net loss of $23.7 million partially offset by non-cash charges of $13.6 million and a $13.6 million cash increase that resulted from changes in net operating assets and liabilities. Our non-cash charges consisted of stock-based compensation of $8.6 million and depreciation and amortization of $4.7 million. The changes in our net operating assets and liabilities were primarily attributable to an $8.6 million increase in deferred revenue, a $7.7 million decrease in accounts receivable and a $1.9 million decrease in inventory, partially offset by a $4.7 million decrease in accounts payable and accrued liabilities.

The increase in deferred revenue was due to timing of billings of support contracts and the increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts receivable was primarily due to improved cash collection in 2015 and the timing of billing, as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the June 30, 2015 outstanding accounts receivable. The decrease in inventory was primarily due to increased consumption of existing inventory. The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses and the timing of vendor invoice payments.

During the six months ended June 30, 2014, cash used in operating activities was $9.7 million, consisting of a net loss of $6.4 million and a $5.8 million increase in net operating assets and liabilities offset by non-cash charges of $2.5 million. Our non-cash charges consisted primarily of depreciation and amortization of $4.7 million and stock-based compensation of $4.8 million, partially offset by a $7.0 million gain on settlement of contractual liability. The change in our net operating assets and liabilities was primarily due to a $6.1 million decrease in accrued litigation expenses, a $4.3 million increase in inventory, a $2.9 million increase in prepaid expenses and other current assets and a $2.6 million increase in accounts receivable, partially offset by a $5.7 million increase in accounts payable and accrued liabilities and a $4.6 million increase in deferred revenue. The decrease in accrued litigation costs was primarily due to the $5.0 million payment we made under the term of a settlement of contractual liability we reached with one of our legal services providers in May 2014. The increase in inventory and prepaid and other current assets was associated with our business growth. The increase in accounts receivable was primarily due to the timing of billing and cash collection, as a higher portion of the June 30, 2014 outstanding accounts receivable were billed during the latter half of the quarter compared to the December 31, 2013 outstanding accounts receivable. The increase in accounts payable and accrued liabilities were primarily attributable to increased business activity level and the timing of vendor invoice payments. The increase in deferred revenue was due to billings of support contracts with service terms that are typically one year.

Cash Flows from Investing Activities

During the six months ended June 30, 2015 and 2014, cash used in investing activities was $1.8 million and $3.8 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, cash provided by financing activities was $2.6 million, consisting of proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock.

During the six months ended June 30, 2014, cash provided by financing activities was $104.8 million, primarily consisting of $122.3 million in net proceeds from the issuance of our common stock to outside investors in our IPO and $2.7 million from exercise of common stock options, partially offset by a $20.0 million payment of our revolving credit facility.

Contractual Obligations

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed with the SEC on March 11, 2015.

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

We recorded $0.3 million and $0.2 million foreign exchange loss during the six months ended June 30, 2015 and 2014. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

We do not yet have any hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure.

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

Our exposure to interest rate risk relates to our revolving credit facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of June 30, 2015, the effect of a hypothetical 10% change in interest rates would not have a significant impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 solely due to the material weakness in our internal control over financial reporting as described below.

Changes in Internal Control over Financial Reporting

Through June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated whether there were any changes in our internal control over financial reporting since December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with regards to computation of stock-based compensation related to our 2014 Purchase Plan.

As discussed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting as it relates to the computation of stock-based compensation associated with our 2014 Purchase Plan.

In response to the material weakness described above, during the three months ended June 30, 2015, we continued to implement and evaluate new controls and procedures. Though management is still evaluating the effectiveness of these new procedures, we believe that our improved processes and procedures will lead to the remediation of the material weakness by the end of 2015. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively. In designing and evaluating the stock-based compensation controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management has implemented the following steps during the first half of 2015:

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

We experienced net losses for the years ended December 31, 2013 and 2014, and six months ended June 30, 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and 2014, we invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. (both settled) and in our settlement of the Brocade litigation. As a public company, we are also incurring significant accounting, legal and other expenses that we did not incur as a private company.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during 2012, approximately 13% of our total revenue during 2013 and 7% of our total revenue during 2014.  In addition, during the years ended December 31, 2013 and 2014, and the six months ended June 30, 2015, purchases from our ten largest end-customers accounted for approximately 43% , 37% and 35% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 47%, 46% and 43% of our total revenue during the years ended December 31, 2013 and 2014, and six months ended June 30, 2015.

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

We have been and are, or may in the future be, a party to litigation and claims regarding intellectual property rights, resolution of which has been and may in the future be time-consuming, expensive and adverse to us, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

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

We have in the past been involved in intellectual property litigation matters with F5 Networks, Inc., Allegro Software Development, Inc., Brocade, Radware and Parallel Networks, LLC., all of which have since settled. As part of the settlement with Brocade, we made a significant cash payment to Brocade, granted a license to Brocade to use all of our issued, pending and future patents, and received and granted certain covenants not to sue.

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

If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. dollars; however, in Japan they are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen may therefore affect our actual revenue and gross margin. For example, in the third and fourth quarters of 2014, our gross margin was adversely impacted by both an increase in our inventory reserve primarily due to obsolete inventory on hand and unfavorable exchange rate fluctuations between the U.S. dollar and the Japanese yen. We anticipate that our gross margin will continue to be impacted by these factors in subsequent periods.

We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. For the years ended December 31, 2013 and 2014, and the six months ended June 30, 2015 approximately 52%, 52% and 45% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Our success depends on our key personnel and our ability to hire, retain and motivate qualified product development, sales, marketing and finance personnel.

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our products, their integration into existing networks and ongoing support of our products requires us to retain highly trained professional services, customer support and sales personnel with specific expertise related to our business. Competition for qualified professional services, customer support, engineering and sales personnel in our industry is intense, because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to recruit and hire these personnel is harmed by tightening labor markets, particularly in the engineering field, in several of our key geographic hiring areas. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with fiscal 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the material weakness described in the following risk factor that we discovered in connection with our review of internal control over financial reporting as of December 31, 2014.

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

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We have identified a material weakness in our internal control over the computation of share-based compensation expense related to our 2014 Employee Stock Purchase Plan, and our business and stock price may be materially adversely affected if we do not adequately address this material weakness or if we have other material weaknesses in our internal control over financial reporting.

In connection with our review of internal control over financial reporting as of December 31, 2014, we determined that we did not adequately implement certain controls over the computation of share-based compensation related to our 2014 Employee Stock Purchase Plan, and we have therefore concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In order to remediate this material weakness, during the first half of 2015, we implemented new review procedures and controls relating to the computation of stock-based compensation expense related to our 2014 Purchase Plan. Although we have taken these actions to remediate this material weakness, we cannot guarantee that the changes we made to our controls and processes will be effective in maintaining the adequacy of our internal controls in future reporting periods.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 32%, 18% and 27% in 2012, 2013 and 2014 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. For example, our sequential product growth rate between the three months ended June 30, 2014 and September 30, 2014 was a negative 7% and was lower than expected which resulted in a decline in our stock price.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of June 30, 2015, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

Our executive officers and directors, together with affiliated entities, hold 33% of our outstanding common stock as of June 30, 2015. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2015, there were approximately 5.4 million vested and exercisable options to purchase our common stock, in addition to the 62,397,412 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2015, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A10 NETWORKS, INC.

Date: August 6, 2015

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2015

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1		Amended and Restated 2014 Equity Incentive Plan
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS		XBRL Instant Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Extension Calculation Linkbase Document
101.DEF		XBRL Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase Document
101.PRE		XBRL Extension Presentation Linkbase Document

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