Form 10-Q
period 2015-09-30
A10 Networks, Inc.
filed 2015-11-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 30, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 63,335,758.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$100,524	$91,905
Accounts receivable, net of allowances of $3,227 and $3,246 as of September 30, 2015 and December 31, 2014	41,492	54,003
Inventory	17,566	20,701
Prepaid expenses and other current assets	4,918	4,732
Total current assets	164,500	171,341
Property and equipment, net	9,087	10,780
Other long-term assets	4,372	4,859
Total Assets	$177,959	$186,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,182	$8,994
Accrued liabilities	20,960	22,435
Deferred revenue, current	44,352	39,256
Total current liabilities	73,494	70,685
Deferred revenue, non-current	21,986	17,964
Other non-current liabilities	1,541	1,766
Total Liabilities	97,021	90,415
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of September 30, 2015 and December 31, 2014; 63,244 and 61,377 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	295,400	278,349
Accumulated deficit	(214,463)	(181,785)
Total Stockholders' Equity	80,938	96,565
Total Liabilities And Stockholders' Equity	$177,959	$186,980
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Products	$34,990	$31,601	$98,837	$102,140
Services	15,788	11,827	43,494	32,165
Total revenue	50,778	43,428	142,331	134,305
Cost of revenue:
Products	8,529	8,818	23,501	23,655
Services	4,186	2,935	11,601	8,491
Total cost of revenue	12,715	11,753	35,102	32,146
Gross profit	38,063	31,675	107,229	102,159
Operating expenses:
Sales and marketing	25,774	24,651	75,258	70,189
Research and development	13,562	12,342	41,542	35,416
General and administrative	6,892	5,141	20,122	16,035
Litigation expense (benefit)	469	910	1,939	(3,103)
Total operating expenses	46,697	43,044	138,861	118,537
Loss from operations	(8,634)	(11,369)	(31,632)	(16,378)
Other income (expense), net:
Interest expense	(151)	(192)	(382)	(904)
Interest income and other income (expense), net	22	(510)	(167)	(673)
Total other income (expense), net	(129)	(702)	(549)	(1,577)
Loss before provision for income taxes	(8,763)	(12,071)	(32,181)	(17,955)
Provision for income taxes	204	233	497	747
Net loss	(8,967)	(12,304)	(32,678)	(18,702)
Accretion of redeemable convertible preferred stock dividend	—	—	—	(1,150)
Net loss attributable to common stockholders	$(8,967)	$(12,304)	$(32,678)	$(19,852)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.14)	$(0.21)	$(0.53)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and Diluted	62,753	59,913	62,009	44,538

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,678)	(18,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,784	7,337
Stock-based compensation	13,246	8,314
Gain on settlement of contractual liability	—	(6,993)
Provision for doubtful accounts and sales allowance	1,575	52
Other non cash items	14	(31)
Changes in operating assets and liabilities:
Accounts receivable, net	11,223	(4,771)
Inventory	922	(6,276)
Prepaid expenses and other assets	(97)	(3,303)
Accounts payable	(1,086)	4,109
Accrued liabilities	(1,510)	4,102
Accrued litigation expenses	18	(6,832)
Deferred revenue	9,118	9,670
Other	104	(197)
Net cash provided by (used in) operating activities	7,633	(13,521)
Cash flows from investing activities:
Purchases of property and equipment	(2,558)	(5,380)
Net cash used in investing activities	(2,558)	(5,380)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	3,238	4,399
Proceeds from initial public offering, net of offering costs	—	121,037
Principal payments on revolving credit facility	—	(20,000)
Other	306	(229)
Net cash provided by financing activities	3,544	105,207
Net increase in cash and cash equivalents	8,619	86,306
Cash and cash equivalents—beginning of period	91,905	20,793
Cash and cash equivalents—end of period	$100,524	$107,099
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$2,213	$4,072
Vesting of early exercised stock options	$366	$556
Accretion of Series D redeemable convertible preferred stock	$—	$1,150

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2015	2014	2015	2014
Customer A	*	13%	*	14%

* represents less than 10% of total revenue

As of September 30, 2015 and December 31, 2014, no customer accounted for 10% or more of our total gross accounts receivable.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The original effective date of this accounting standard was annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This updated standard is effective for us on January 1, 2018. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations and method of adoption.

In April 2015, the FASB issued 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. This accounting guidance requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We believe the adoption of ASU No. 2015-15 will not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. This accounting guidance is effective for us in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 11, 2015, that are of significance or potential significance to us.

2. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Cash equivalents, which include money market funds, are stated at amortized cost, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Cash and cash equivalents are carried at fair value. Our money market funds are classified within Level I of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities based on quoted market prices in active markets. As of September 30, 2015 and December 31, 2014, we had no assets or liabilities classified within Level II or Level III and there were no transfers of instruments between Level I, Level II and Level III regarding fair value measurement.

The following table sets forth the fair value of our financial assets measured on a recurring basis, by level, within the fair value hierarchy (in thousands):

	September 30, 2015		December 31, 2014
	Level I	Total	Level I	Total
Financial Assets
Money market funds	$41,070	$41,070	$51,047	$51,047
We did not have realized gains or losses for the three and nine months ended September 30, 2015 and 2014 related to our financial assets.

3. Balance Sheets and Statements of Operations Components
Inventory
Components of inventory as of September 30, 2015 and December 31, 2014 are shown below (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$8,731	$9,922
Finished goods	8,835	10,779
Total inventory	$17,566	$20,701

Property and Equipment, Net

Components of property and equipment, net as of September 30, 2015 and December 31, 2014 are shown below (in thousands):

	September 30, 2015	December 31, 2014
Equipment	$34,512	$30,486
Software	3,518	3,197
Furniture and fixtures	862	860
Leasehold improvements	2,295	1,780
Construction in progress	163	201
Property and equipment, gross	41,350	36,524
Less: accumulated depreciation and amortization	(32,263)	(25,744)
Total property and equipment, net	$9,087	$10,780

Depreciation and amortization on our property and equipment for the three months ended September 30, 2015 and 2014 was $2.1 million and $2.6 million. Depreciation and amortization on our property and equipment for the nine months ended September 30, 2015 and 2014 was $6.7 million and $7.2 million.

Deferred Revenue
Deferred revenue as of September 30, 2015 and December 31, 2014 consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred revenue:
Products	$3,169	$2,379
Services	63,169	54,841
Total deferred revenue	66,338	57,220
Less: current portion	(44,352)	(39,256)
Non-current portion	$21,986	$17,964

Accrued Liabilities
Accrued liabilities as of September 30, 2015 and December 31, 2014 consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$14,459	$14,447
Accrued tax liabilities	2,753	2,554
Other	3,748	5,434
Total accrued liabilities	$20,960	$22,435

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year, $35.0 million, revolving credit facility, which includes a maximum $10.0 million letter of credit facility. As of September 30, 2015 and December 31, 2014, we have no outstanding borrowings under this credit facility.
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, and are described in Note 4, Credit Facility of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for

the year ended December 31, 2014 filed with the SEC on March 11, 2015. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of September 30, 2015.
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
In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which will be amortized to interest expense over the three-year term of this credit facility. As of September 30, 2015, the unamortized debt issuance costs of $0.3 million were included within other long-term assets in our Condensed Consolidated Balance Sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

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

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014 Initial Public Offering ("IPO") were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207.  Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015).  On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207.  On June 30, 2015, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint seeks to allege violations of the federal Securities Act of 1933 on behalf of a putative class consisting of purchasers of our common stock pursuant or traceable to the registration statement and prospectus for the initial public offering, and seek unspecified compensatory damages and other relief. On July 31, 2015, the defendants filed demurrers, which the plaintiffs opposed, and which are currently set for a hearing before the Superior Court on November 6, 2015. We intend to vigorously defend these lawsuits.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286.  We were also named as a nominal defendant.  The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. We intend to vigorously defend these lawsuits.

Lease Obligations and Other Commitments

Commencing in 2012, we entered into an equipment financing arrangement with a financial institution whereby the financial institution purchases and leases to us, equipment (primarily computer and network-related) for use in our business. Amounts financed under the leases are accounted for as capital leases. We financed $0.8 million under the arrangement in 2012, which was fully repaid by December 2014. In March 2015, we entered into an agreement to lease an additional $0.3 million of equipment under this financing arrangement. The various leased equipment was delivered to us by the end of the third quarter of 2015. As of September 30, 2015, we had $0.3 million in outstanding capital lease obligations. We had no outstanding borrowings under this financing arrangement as of December 31, 2014.

We lease various operating spaces in the United States, Asia, and Europe under non-cancelable operating lease arrangements that expire on various dates through February 2020. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

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

As of December 31, 2014, we had 1,343,743 shares available for future grant. Annually, the shares authorized for the Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2015, the number of shares in the 2014 Plan was increased by 3,078,645 shares, which represents 5% of the prior year end’s common stock outstanding. In addition, effective as of June 10, 2015, our Board of Directors adopted, and our stockholders approved, an amendment and restatement of our 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares available from the 2008 Plan that were canceled or otherwise forfeited or repurchased by us after March 20, 2014. A maximum of 8,310,566 shares may become available from the 2008 Plan for issuance under the 2014 Plan. As of September 30, 2015, 1,374,975 shares of our common stock were eligible to be added to the 2014 Plan share reserve in accordance with the amendment and restatement of the 2014 Plan. During the nine months ended September 30, 2015, we granted 408,500 stock options and 1,295,806 restricted stock units ("RSUs") under the 2014 Plan to our employees, directors and consultants. As of September 30, 2015, we have 3,532,415 shares available for future grant, excluding shares eligible to be added from the 2008 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014.

As of December 31, 2014, we had 1,031,316 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. In January 2015, we increased common shares reserved for future purchase by 615,729 shares in accordance with the provision of the 2014 Purchase Plan. The participants of the plan purchased 542,102 shares during the nine months ended September 30, 2015, and as of September 30, 2015, we have 1,104,943 shares available for future purchase.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. The following is a summary of stock-based compensation for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan recognized during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation by type of award:
Stock options	$1,347	$1,615	$4,326	$5,012
Restricted stock units	2,412	929	6,477	965
Employee stock purchase plan	849	994	2,443	2,337
Total stock-based compensation	$4,608	$3,538	$13,246	$8,314

Stock-based compensation by category of expense:
Cost of revenue	$428	$277	$1,241	$578
Sales and marketing	2,093	1,700	6,032	4,041
Research and development	1,489	1,139	4,347	2,546
General and administrative	598	422	1,626	1,149
	$4,608	$3,538	$13,246	$8,314

At September 30, 2015, we had $26.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested restricted stock units and 2014 Purchase Plan purchases. This unamortized stock-based compensation expense will be recognized over a weighted-average period of 2.6 years.

Determination of Fair Value

We use the Black-Scholes option pricing model to determine the grant date fair value of stock options and stock purchases and generally recognize stock-based compensation expense on a straight-line basis over the requisite service period.

The determination of the fair value on the date of grant is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

The fair value of the stock options and employee stock purchases were determined using the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Stock Option Activity

The following table summarizes our stock option activity and related information as of and for the nine months ended September 30, 2015 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	11,084	$5.18	7.9
Granted	408	$4.84
Exercised	(535)	$2.93
Canceled (1)	(922)	$7.27
Outstanding as of September 30, 2015	10,035	$5.10	7.4	$17,394
Vested and expected to vest as of September 30, 2015	9,633	$5.06	7.3	$16,950
Vested and exercisable as of September 30, 2015	5,592	$4.27	6.3	$13,179
__________________________________________
(1) Common shares granted under the 2008 Plan and canceled after March 20, 2014 are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During the nine months ended September 30, 2015, 469,440 shares of the canceled stock options were eligible to be reallocated to the 2014 Plan share reserve.

As of September 30, 2015, the aggregate intrinsic value represents the excess of the closing price of our common stock of $5.99 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the nine months ended September 30, 2015 and 2014 (in thousands, except weighted-average fair values):

	Nine Months Ended September 30,
	2015	2014
Total fair value of options granted	$869	$7,536
Weighted average fair value of options granted	$2.13	$5.96
Intrinsic value of options exercised	$1,535	$13,900

The estimated grant-date fair value of our stock options issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	n/a	n/a	4.80	5.5
Risk-free interest rate	n/a	n/a	1.60%	1.73%
Expected volatility	n/a	n/a	50%	47%
Dividend rate	n/a	n/a	—%	—%

We did not grant any stock options during each of the three months ended September 30, 2015, and 2014.

Restricted Stock Units Activity

We have granted time-based RSUs to our employees, directors and consultants and market performance-based restricted stock units ("MSUs") to certain company executives.

Time-based Restricted Stock Units

A summary of RSUs activities for the nine months ended September 30, 2015, is as follows (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period (in years)	Aggregated Intrinsic Value
Outstanding as of December 31, 2014	2,388	$8.97
Granted	1,256	$5.48
Released	(713)	$10.82
Canceled	(359)	$9.19
Outstanding as of September 30, 2015	2,572	$6.72	1.7	$15,409

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on September 30, 2015. This amount will fluctuate based on the fair market value of our stock.

Market Performance-based Restricted Stock Units

We granted MSUs covering 540,000 shares and 40,000 shares of our common stock to certain company executives during 2014 and the nine months ended September 30, 2015, all of which were outstanding as of September 30, 2015. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The total aggregate intrinsic value for the MSUs granted was $3.5 million, which represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of the period by the number of unvested MSUs) that would have been received by the award holders had all MSUs vested and been released on September 30, 2015. This amount will fluctuate based on the fair market value of our stock. No MSUs were vested or released during the nine months ended September 30, 2015.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan shares was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Nine Months Ended September 30,
	2015	2014
Expected term (in years)	1.2	1.4
Risk-free interest rate	0.32%	0.24%
Expected volatility	40%	31%
Dividend rate	—%	—%

7. Net Income Per Share Available (Loss Attributable) To Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(8,967)	$(12,304)	$(32,678)	$(19,852)
Denominator:
Weighted-average shares outstanding - basic	62,753	59,913	62,009	44,538
Effect of dilutive potential common shares from stock options, restricted stock units and employee stock purchase plan	—	—	—	—
Weighted-average shares outstanding - diluted	62,753	59,913	62,009	44,538
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.21)	$(0.53)	$(0.45)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options, restricted stock units and employee stock purchase plan	15,511	10,435	14,501	10,241
Common stock subject to repurchase	70	244	70	244
	15,581	10,679	14,571	10,485

8. Income Taxes

We recorded income tax expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, which was primarily comprised of state and foreign taxes. We recorded income tax expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, which was primarily comprised of state and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our net deferred tax assets as of September 30, 2015. Due to past losses in the U.S., we have a full valuation allowance on the U.S. federal and state deferred tax assets. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $2.4 million and $2.2 million of unrecognized tax benefits as of September 30, 2015 and December 31, 2014.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

9. Segment Information
Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment structure.
The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$25,059	$20,445	$75,365	$64,873
Japan	8,764	9,893	24,222	35,668
Asia Pacific, excluding Japan	7,991	6,285	18,122	14,960
EMEA	7,317	4,940	20,372	13,005
Other	1,647	1,865	4,250	5,799
Total revenue	$50,778	$43,428	$142,331	$134,305

No other country outside of the United States and Japan comprised 10% or greater of our revenue for the three and nine months ended September 30, 2015 and 2014.
 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$8,274	$9,702
Asia Pacific, excluding Japan	1,499	1,724
Other	216	351
Total property and equipment, net and intangible assets, net	$9,989	$11,777

10. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party as its ownership percentage dropped to below 5%. During the nine months ended September 30, 2015, we recognized $2.2 million of revenue from this reseller while it was a related party. During the three and nine months ended September 30, 2014, we recognized $0.8 million and $2.0 million of total revenue from this reseller.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain end-customers;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of existing and future litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property; and

•	future acquisitions of or investments in complementary companies, products, services or technologies.
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

We derive revenue from sales of products and related support services. Product revenue is generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our end customers predominantly purchase maintenance and support in conjunction with purchases of our products. In addition, we also derive revenues from the sale of professional services.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2015, we had sold products to approximately 4,500 customers across 73 countries.

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

During the first nine months of 2015, 53% of our total revenue was generated from the United States, 17% from Japan, and 30% from other geographical regions. During the first nine months of 2014, 48% of our total revenue was generated from the United States, 27% from Japan and 25% from other geographical regions. Our enterprise customers accounted for 58% and 51% of our total revenue during the first nine months of 2015 and 2014. Our service provider customers accounted for 42% and 49% of our total revenue during the first nine months of 2015 and 2014.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service provers, in any period. During the first nine months of 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 30% and 41% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by, or deliveries to, our largest end customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

We had $100.5 million of cash and cash equivalents as of September 30, 2015. Cash generated by operating activities was $7.6 million in the first nine months of 2015 compared to $13.5 million of cash used in operating activities in the same period of 2014.

We intend to continue to invest for long-term growth. We have invested in, and expect to continue to invest in, our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we expect to continue to expand our global sales and marketing organizations, expand our distribution channel partner programs, and increase awareness of our solutions on a global basis. Additionally, we will be investing in general and administrative resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect short-term profitability.

Results of Operations
The following table provides a summary of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 as derived from our condensed consolidated financial statements included in Part I Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended September 30,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$34,990	68.9%	$31,601	72.8%	$3,389	10.7%
Services	15,788	31.1	11,827	27.2	3,961	33.5
Total revenue	50,778	100.0	43,428	100.0	7,350	16.9
Cost of revenue:
Products	8,529	16.8	8,818	20.3	(289)	(3.3)
Services	4,186	8.2	2,935	6.8	1,251	42.6
Total cost of revenue	12,715	25.0	11,753	27.1	962	8.2
Gross profit	38,063	75.0	31,675	72.9	6,388	20.2
Operating expenses:
Sales and marketing	25,774	50.8	24,651	56.8	1,123	4.6
Research and development	13,562	26.7	12,342	28.4	1,220	9.9
General and administrative	6,892	13.6	5,141	11.8	1,751	34.1
Litigation expense	469	0.9	910	2.1	(441)	(48.5)
Total operating expenses	46,697	92.0	43,044	99.1	3,653	8.5
Loss from operations	(8,634)	(17.0)	(11,369)	(26.2)	2,735	(24.1)
Other income (expense), net:
Interest expense	(151)	(0.3)	(192)	(0.4)	41	(21.4)
Interest income and other income (expense), net	22	—	(510)	(1.2)	532	(104.3)
Total other income (expense), net	(129)	(0.3)	(702)	(1.6)	573	(81.6)
Loss before provision for income taxes	(8,763)	(17.3)	(12,071)	(27.8)	3,308	(27.4)
Provision for income taxes	204	0.4	233	0.5	(29)	(12.4)
Net loss	$(8,967)	(17.7)%	$(12,304)	(28.3)%	$3,337	(27.1)%

	Nine Months Ended September 30,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$98,837	69.4%	$102,140	76.1%	$(3,303)	(3.2)%
Services	43,494	30.6	32,165	23.9	11,329	35.2
Total revenue	142,331	100.0	134,305	100.0	8,026	6.0
Cost of revenue:
Products	23,501	16.5	23,655	17.6	(154)	(0.7)
Services	11,601	8.2	8,491	6.3	3,110	36.6
Total cost of revenue	35,102	24.7	32,146	23.9	2,956	9.2
Gross profit	107,229	75.3	102,159	76.1	5,070	5.0
Operating expenses:
Sales and marketing	75,258	52.9	70,189	52.3	5,069	7.2
Research and development	41,542	29.2	35,416	26.4	6,126	17.3
General and administrative	20,122	14.1	16,035	11.9	4,087	25.5
Litigation expense (benefit)	1,939	1.4	(3,103)	(2.3)	5,042	(162.5)
Total operating expenses	138,861	97.6	118,537	88.3	20,324	17.1
Loss from operations	(31,632)	(22.2)	(16,378)	(12.2)	(15,254)	93.1
Other income (expense), net:
Interest expense	(382)	(0.3)	(904)	(0.7)	522	(57.7)
Interest income and other income (expense), net	(167)	(0.1)	(673)	(0.5)	506	(75.2)
Total other income (expense), net	(549)	(0.4)	(1,577)	(1.2)	1,028	(65.2)
Loss before provision for income taxes	(32,181)	(22.6)	(17,955)	(13.4)	(14,226)	79.2
Provision for income taxes	497	0.3	747	0.6	(250)	(33.5)
Net loss	$(32,678)	(23.0)%	$(18,702)	(13.9)%	$(13,976)	74.7%

Revenue

Our product revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN or TPS solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our product revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenue:
Products	$34,990	$31,601	$3,389	11%
Services	15,788	11,827	3,961	33
Total revenue	$50,778	$43,428	$7,350	17%
Revenue by geographic location:
United States	$25,059	$20,445	$4,614	23%
Japan	8,764	9,893	(1,129)	(11)
Asia Pacific, excluding Japan	7,991	6,285	1,706	27
EMEA	7,317	4,940	2,377	48
Other	1,647	1,865	(218)	(12)
Total revenue	$50,778	$43,428	$7,350	17%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Revenue:
Products	$98,837	$102,140	$(3,303)	(3)%
Services	43,494	32,165	11,329	35
Total revenue	$142,331	$134,305	$8,026	6%
Revenue by geographic location:
United States	$75,365	$64,873	$10,492	16%
Japan	24,222	35,668	(11,446)	(32)
Asia Pacific, excluding Japan	18,122	14,960	3,162	21
EMEA	20,372	13,005	7,367	57
Other	4,250	5,799	(1,549)	(27)
Total revenue	$142,331	$134,305	$8,026	6%

Total revenue increased by $7.4 million in the third quarter of 2015 compared to the third quarter of 2014, which was comprised of a $3.4 million increase in product revenue and a $4.0 million increase in services revenue. Revenue from service providers and enterprise customers increased 19% and 16%, respectively, in the third quarter of 2015 compared to the same period in 2014.

Product revenue increased $3.4 million, or 11%, in the third quarter of 2015 compared to the third quarter in 2014 which is primarily attributable to increases from the United States, EMEA and Asia Pacific, excluding Japan, largely due to higher product revenue from service provider customers. These revenue increases were partially offset by lower product revenue from Japan. Japan's product revenue decreased in the third quarter of 2015 compared to the same period in 2014 largely due to the impact of unfavorable currency exchange rate between the Japanese yen and the U.S. dollar and lower product revenues.

Services revenue increased $4.0 million, or 33% in the third quarter of 2015 compared to the same period in 2014 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the third quarter of 2015, services revenue recognized from contracts existing prior to 2015 grew by 35% as compared to services revenue related to contracts existing prior to 2014.

During the third quarter of 2015, $25.1 million, or 49%, of total revenue was generated from the United States, which represents a 23% growth compared to the third quarter of 2014. This increase was primarily attributable to increased product revenue from service provider customers as well as higher PCS sales in connection with our increased installed customer base. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan. In the third quarter of 2015, total revenue from EMEA and Asia Pacific region, excluding Japan, increased 48% and 27%, respectively, compared to the third quarter of 2014, primarily due to our efforts to continue expanding our presence in these regions. During the third quarter of 2015, 17%, or $8.8 million of total revenue was generated from Japan, an 11% decrease compared to the third quarter of 2014, primarily due to lower product revenues. In addition, Japan's third quarter 2015 total revenue was also was more adversely impacted by the unfavorable currency exchange rate between the Japanese yen against the U.S. dollar compared to the same period in 2014.

Total revenue increased by $8.0 million in the first nine months of 2015 compared to the same period of 2014, which comprised of an $11.3 million increase in services revenue, partially offset by a $3.3 million decrease in product revenue. Revenue from enterprise customers increased 13% in the first nine months of 2015 compared to the same period in 2014. Revenue from service provider customers decreased 2% in the first nine months of 2015 compared to the same period in 2014.

Product revenue decreased $3.3 million, or 3%, in the first nine months of 2015 compared to the same period in 2014 which is primarily attributable to lower product revenue from Japan, partially offset by product revenue increases from the United States, EMEA and Asia Pacific, excluding Japan. In the first quarter of 2014, our product revenue from Japan was positively impacted by a higher backlog entering the quarter that resulted from strong demand for our products in Japan in the fourth quarter of 2013. In addition, Japan's total revenue was more adversely impacted by the unfavorable currency exchange rate between the Japanese yen against the U.S. dollar in the third quarter of 2015 compared to the same period in 2014.

Services revenue increased $11.3 million, or 35%, in the first nine months of 2015 compared to the same period in 2014, primarily attributable to the increase in PCS sales in connection with our increasing installed customer base, as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the first nine months of 2015, services revenue recognized from contracts existing prior to 2015 grew by 36% as compared to services revenue related to contracts existing prior to 2014.

During the first nine months of 2015, 53%, or $75.4 million of total revenue was generated from the United States, which represents a 16% growth compared to the same period in 2014. This increase was primarily attributable to increased product revenue from service provider customers as well as higher PCS sales in connection with our increased installed customer base. We continue to see growth in our EMEA and Asia Pacific regions, excluding Japan, with total revenue increasing 57% and 21%, respectively, in the first nine months of 2015 compared to the same period of 2014, primarily due to our efforts to continue expanding our presence in these regions. During the first nine months of 2015, 17%, or $24.2 million of total revenue was generated from Japan, a 32% decrease compared to the same period in 2014 primarily due to lower product revenue as a result of the positive impact of higher backlog entering into 2014. This decrease was partially offset by an increase in services revenue. In addition, Japan's total revenue was more adversely impacted by the unfavorable currency exchange rate between the Japanese yen against the U.S. dollar during the first nine months of 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue

A summary of our cost of revenue for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Cost of revenue:
Products	$8,529	$8,818	$(289)	(3)%
Services	4,186	2,935	1,251	43
Total cost of revenue	$12,715	$11,753	$962	8%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Cost of revenue:
Products	$23,501	$23,655	$(154)	(1)%
Services	11,601	8,491	3,110	37
Total cost of revenue	$35,102	$32,146	$2,956	9%

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

A summary of gross profit and gross margin for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except for gross margins and percentages):

	Three Months Ended September 30,
	2015		2014		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$26,461	75.6%	$22,783	72.1%	$3,678	3.5%
Services	11,602	73.5	8,892	75.2	2,710	(1.7)
Total gross profit	$38,063	75.0%	$31,675	72.9%	$6,388	2.1%

	Nine Months Ended September 30,
	2015		2014		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$75,336	76.2%	$78,485	76.8%	$(3,149)	(0.6)%
Services	31,893	73.3	23,674	73.6	8,219	(0.3)
Total gross profit	$107,229	75.3%	$102,159	76.1%	$5,070	(0.8)%

Products gross margin in the third quarter of 2015 increased by 3.5% compared to the same period in 2014 primarily due to improved product mix and a decrease in inventory reserves, partially offset by the impact of unfavorable exchange rates of Japanese yen against the U.S. dollar. In the third quarter of 2014, our products gross margins was negatively impacted due to an increase in our inventory reserves as a result of our end-customers adopting our new Thunder Series.

Products gross margin decreased 0.6% in the first nine months of 2015 compared to the same period in 2014 primarily due to the impact of unfavorable exchange rates of Japanese yen against the U.S. dollar partially offset by a favorable shift in our geographical sales mix. In addition, our products gross margins in the third quarter of 2015 were also negatively impacted by investments we made related to two Original Equipment Manufacturers ("OEM") opportunities.

We experienced higher sales volumes from geographic regions with generally higher gross margins during the third quarter and the first nine months of 2015 compared to the same periods in 2014, which had a positive impact on our gross margins for the three and nine months ended September 30, 2015. Our gross margin for the third quarter and the first nine months of 2015 was also impacted by unfavorable foreign exchange rates as the Japanese yen exchange rates continue to devalue against the U.S. dollar. We anticipate that our gross margin will continue to be impacted by these factors in subsequent periods.

Services gross margin decreased 1.7% and 0.3% in the three and nine months ended September 30, 2015 compared to the same periods in 2014, as a result of increases in cost of services partially offset by the growth in services revenue. The increase in cost of services was primarily a result of headcount increase as we continue to expand our services and support teams in anticipation of future growth in our installed base. Our services revenue recognized from our installed base with existing contracts prior to 2015 grew by 36% in the first nine months of 2015 compared to services revenue generated from contracts existing prior to 2014 during the first nine months of 2014.

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

A summary of our operating expenses for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$25,774	$24,651	$1,123	5%
Research and development	13,562	12,342	1,220	10
General and administrative	6,892	5,141	1,751	34
Litigation expense	469	910	(441)	(48)
Total operating expenses	$46,697	$43,044	$3,653	8%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$75,258	$70,189	$5,069	7%
Research and development	41,542	35,416	6,126	17
General and administrative	20,122	16,035	4,087	25
Litigation expense (benefit)	1,939	(3,103)	5,042	(162)
Total operating expenses	$138,861	$118,537	$20,324	17%

Sales and Marketing

Sales and marketing expenses are our largest functional category of total operating expenses. These expenses primarily consist of personnel costs related to our employees engaged in sales and marketing activities. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs.

Sales and marketing expenses increased $1.1 million, or 5%, in the third quarter of 2015 compared to the third quarter of 2014 primarily attributable to a $2.2 million increase in personnel related costs which includes a $1.0 million increase in sales commissions and a $0.4 million increase in stock-based compensation. The increase in personnel related costs was largely due to increased sales and marketing headcount and higher bonus attainment and sales commissions in the third quarter of 2015 compared to the same period in 2014. This increase was partially offset by a $0.4 million decrease in market development costs and a $0.4 million decrease in professional services and consultant fees.

Sales and marketing expenses increased $5.1 million, or 7%, in the first nine months of 2015 compared to the same period in 2014 primarily attributable to a $4.8 million increase in personnel related costs and a $0.7 million increase in company meeting expenses. The increase in personnel related costs, which includes a $2.3 million increase in sales commission and a $2.0 million increase in stock-based compensation was primarily attributable to increased sales and marketing headcount and higher bonus attainment and sales commissions in the first nine months of 2015 compared to the same period in 2014. These increases were partially offset by a $0.4 million decrease in trade show and market development costs.

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

Research and development expenses increased $1.2 million, or 10%, in the third quarter of 2015 compared to the third quarter of 2014 primarily attributable to a $1.6 million increase in personnel related costs, which includes a $0.4 million increase in stock-based compensation. The increase in personnel related costs was primarily attributable to higher salaries and benefits. This increase was partially offset by a $0.3 million decrease in depreciation expense as a result of certain assets being fully depreciated.

Research and development expenses increased $6.1 million, or 17%, in the first nine months of 2015 compared to the same period in 2014 primarily attributable to a $7.3 million increase in personnel related costs, which includes a $1.8 million increase in stock-based compensation. The increase in personnel related costs was primarily attributable to higher salaries and benefits. The increase in personnel related research and development expense was partially offset by a $0.7 million decrease in professional services fees due to lower product certification related activities in the first nine months of 2015 compared to the same period in 2014 and a $0.6 million decrease in depreciation expense as a result of certain assets being fully depreciated.

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

General and administrative expenses increased $1.8 million, or 34%, for the third quarter of 2015 compared to the third quarter of 2014 primarily attributable to a $0.7 million increase in personnel related costs and a $0.9 million increase in bad debt expense.

General and administrative expenses increased $4.1 million, or 25%, for the first nine months of 2015 compared to the same period of 2014 primarily attributable to a $2.4 million increase in personnel related costs, a $1.1 million increase in professional services cost and a $1.8 million increase in bad debt expense. These increases were partially offset by a $1.1 million decrease in sales and use tax expense largely as a result of the completion of several state sales tax registration processes and adjustments resulting from our reassessment of previously accrued sales and use tax liabilities.

The increase in personnel related costs in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was a result of higher general and administrative headcount and increased salaries and benefits.

Based on management’s assessment and historical collection experience with our customer base, we recorded $0.6 million and $1.1 million of bad debt expense during the three and nine months ended September 30, 2015 compared to a reduction of $0.3 million and $0.7 million in bad debt expense in each of the three and nine months ended September 30, 2014.

The increase in professional services fees in the first nine months of 2015 compared to the same period in 2014 was primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

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

Litigation expense decreased $0.4 million for the third quarter of 2015 compared to the third quarter of 2014 primarily attributable to a reduction in litigation related activities.

Litigation expense increased $5.0 million in the first nine months of 2015 compared to the same period of 2014 primarily attributable to the $7.0 million litigation benefit recognized in the second quarter of 2014 following a settlement agreement in May 2014 with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability, partially offset by a $2.0 million decrease in other litigation expense largely attributable to a reduction in litigation related activities in the first nine months of 2015 compared to the same period in 2014.

Interest Expense

Interest expense decreased by $0.5 million in the first nine months of 2015 compared to the same period in 2014, primarily due to lower borrowing related activities in the first nine months of 2015 compared to the same period in 2014. During the first nine months of 2014, we recorded a $0.3 million contingent payment due to a lender upon completion of our initial public offering and $0.2 million of interest expense related to our revolving credit facility. We completed our initial public offering and repaid the outstanding balance under our revolving credit facility in March 2014.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, increased by $0.5 million in the third quarter of 2015 compared to the same period in 2014 primarily due to a $0.5 million decrease in foreign exchange losses. Interest income and other income (expense), net, increased by $0.5 million in the first nine months of 2015 compared to the same period in 2014 primarily due to a $0.4 million decrease in foreign exchange losses.
The Japanese yen exchange rates declined significantly against the U.S dollar in 2014, which resulted in $0.5 million and $0.4 million in increased foreign exchange losses during the three and nine months of 2014.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, which was primarily due to state and foreign taxes. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that said deferred tax assets will be realized. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $100.5 million, including $2.3 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2015, we had working capital of $91.0 million, accumulated deficit of $214.5 million and total stockholders' equity of $80.9 million.

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

In addition, as described in Note 5. Commitments and Contingencies, we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreement

In September 2013, we entered into a credit agreement with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. The revolving credit facility expires on September 30, 2016.

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends. As of September 30, 2015, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$7,633	$(13,521)
Investing activities	(2,558)	(5,380)
Financing activities	3,544	105,207
Net increase in cash and cash equivalents	$8,619	$86,306

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

During the nine months ended September 30, 2015, cash provided by operating activities was $7.6 million, consisting of a net loss of $32.7 million partially offset by non-cash charges of $21.6 million and an $18.7 million cash increase that resulted from changes in net operating assets and liabilities. Our non-cash charges consisted of $13.2 million of stock-based compensation, $6.8 million of depreciation and amortization and $1.6 million in provision for doubtful accounts and sales returns allowance. The changes in our net operating assets and liabilities were primarily attributable to an $11.2 million decrease in accounts receivable, a $9.1 million increase in deferred revenue, and a $0.9 million decrease in inventory, partially offset by a $2.6 million decrease in accounts payable and accrued liabilities.

The decrease in accounts receivable was primarily due to improved cash collection in 2015 and the timing of billing, as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the September 30, 2015 outstanding accounts receivable. The increase in deferred revenue was due to timing of billings of support contracts, the increase in PCS sales in connection with our increasing installed customer base and an increase in deferred professional services revenue. The decrease in inventory was primarily due to increased consumption of existing inventory. The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses and the timing of vendor invoice payments.
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

Cash Flows from Investing Activities

During the nine months ended September 30, 2015 and 2014, cash used in investing activities was $2.6 million and $5.4 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities was $3.5 million, consisting of proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock.
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

Contractual Obligations

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed with the SEC on March 11, 2015.

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

We recorded $0.3 million and $0.7 million foreign exchange loss during the nine months ended September 30, 2015 and 2014. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

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

Our exposure to interest rate risk relates to our revolving credit facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of September 30, 2015, the effect of a hypothetical 10% change in interest rates would not have a significant impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 solely due to the material weakness in our internal control over financial reporting as described below.

Changes in Internal Control over Financial Reporting

Through September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated whether there were any changes in our internal control over financial reporting since December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with regards to computation of stock-based compensation related to our 2014 Purchase Plan.

As discussed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting as it relates to the computation of stock-based compensation associated with our 2014 Purchase Plan.

In response to the material weakness described above, during the three months ended September 30, 2015, we continued to evaluate new controls and procedures. Though management is still evaluating the effectiveness of these new procedures, we believe that our improved processes and procedures will lead to the remediation of the material weakness by the end of 2015. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively. In designing and evaluating the stock-based compensation controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management has implemented the following steps during the first nine months of 2015:

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

We experienced net losses for the years ended December 31, 2013 and 2014, and nine months ended September 30, 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2013 and 2014, we invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. In particular, in 2012 and 2013, we incurred substantial expenses associated with defending ourselves in separate litigation matters involving Brocade Communications Systems, Inc. and Radware Ltd. (both settled) and in our settlement of the Brocade litigation. As a public company, we are also incurring significant accounting, legal and other expenses that we did not incur as a private company.

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

Our operating results, in particular, revenue, margins and operating expenses, have fluctuated in the past, and we expect this will continue, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. This is particularly true of sales to our largest end-customers, such as service providers, Web giants and governmental organizations, who typically make large and concentrated purchases and for whom close or sales cycles can be long, as a result of their complex networks and data centers, as well as requests that may be made for customized features. Our quarterly results may vary significantly based on when these large end-customers place orders with us and the content of their orders. For example, during the three months ended September 30, 2014, we experienced a decline in our revenues primarily due to longer than expected close or sales cycles for certain large deals and lower North America service provider spending as compared to the same period in 2013, which may have contributed to a dramatic decline in our stock price. We anticipate a possible slowdown in spending from North America service providers, which may lead to continued near term fluctuation in our product revenue and total revenue.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. For example, NTT DoCoMo, Inc., through a reseller, accounted for approximately 32% of our total revenue during 2012, approximately 13% of our total revenue during 2013 and 7% of our total revenue during 2014.  In addition, during the years ended December 31, 2013 and 2014, and the nine months ended September 30, 2015, purchases from our ten largest end-customers accounted for approximately 43% , 37% and 30% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 47%, 46% and 42% of our total revenue during the years ended December 31, 2013 and 2014, and nine months ended September 30, 2015.

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

We may face risks related to shareholder litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of securities laws or other related claims, including shareholder derivative litigation, which could harm our business, divert management attention and require us to incur significant costs. For example, in January 2015, a class action lawsuit was filed against us, our Board of Directors, our Chief Financial Officer and the underwriters of our initial public offering alleging violations of the Securities Act of 1933. Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants. A related shareholder derivatives action was filed in January 2015. These lawsuits seek unspecified compensatory damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding the securites class action lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying Condensed Consolidated Balance Sheets. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. For the years ended December 31, 2013 and 2014, and the nine months ended September 30, 2015 approximately 52%, 52% and 47% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

In connection with our review of internal control over financial reporting as of December 31, 2014, we determined that we did not adequately implement certain controls over the computation of share-based compensation related to our 2014 Employee Stock Purchase Plan, and we have therefore concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In order to remediate this material weakness, during the first nine months of 2015, we implemented new review procedures and controls relating to the computation of stock-based compensation expense related to our 2014 Purchase Plan. Although we have taken these actions to remediate this material weakness, we cannot guarantee that the changes we made to our controls and processes will be effective in maintaining the adequacy of our internal controls in future reporting periods.

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

Our products incorporate key components, including certain integrated circuits that we and our third-party manufacturers purchase on our behalf from a limited number of suppliers, including some sole-source providers. In addition, the lead times associated with these and other components of our products can be lengthy and preclude rapid changes in quantities and delivery schedules. Moreover, long-term supply and maintenance obligations to our end-customers increase the duration for which specific components are required, which may further increase the risk we may incur component shortages or the cost of carrying inventory. If we are unable to obtain a sufficient quantity of these components in a timely manner for any reason, sales and/or shipments of our products could be delayed or halted, which would seriously affect present and future sales and cause damage to end-customer relationships, which would, in turn, adversely affect our business, financial condition and results of operations.

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

If any companies or governments that are publicly known to use our platform are the subject of an advanced cyberattack that becomes publicized, our other current or potential channel partners or end-customers may look to our competitors for alternatives to our products. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and end-customer relations issues. To the extent potential end-customers or industry analysts believe that the occurrence of any actual or perceived failure of our products to detect or prevent malware, viruses, worms or similar threats is a flaw or indicates that our products do not provide significant value, our reputation and business could be harmed.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-

limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (IP) addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

If the general level of advanced cyberattacks declines, or is perceived by our current or potential customers to have declined, our business could be harmed.

Our security business may be dependent on enterprises and governments recognizing that advanced cyberattacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent companies and governments have increased market awareness of advanced cyberattacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyberattacks, which may include testing, purchasing, and deploying our products. If advanced cyberattacks were to decline, or enterprises or governments perceived a decline in the general level of advanced cyberattacks, our ability to attract new channel partners and end-customers and expand our offerings within existing channel partners and end-customers could be materially and adversely affected. An actual or perceived reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

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

Demand for our products is linked to, among other things, growth in the size and complexity of network infrastructures and the demand for networking technologies addressing the security, management and analysis of such infrastructures. These markets are dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations investing in their network infrastructure and the amount they commit to such investments. If this demand declines, our results of operations and financial condition would be materially and adversely affected. Segments of the network infrastructure industry have in the past experienced significant economic downturns. Furthermore, the market for network infrastructure may not continue to grow at historic rates, or at all. The occurrence of any of these factors in the markets relating to network security, management and analysis could materially and adversely affect our results of operations and financial condition. For example, during the three months ended September 30, 2014, we experienced a 62% decrease in North America service provider revenue as compared to the same period in 2013 that adversely affected our revenue and may have contributed to a dramatic decline in our stock price. We anticipate a possible slowdown in North America service providers, which may lead to continued near term fluctuation in our product revenue and total revenue.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of September 30, 2015, we had no outstanding balance on our credit facility and were in compliance with the covenants.

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

Our executive officers and directors, together with affiliated entities, hold 33% of our outstanding common stock as of September 30, 2015. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in March 2014, and beginning in January 2015, several substantially identical law suits alleging violations of securities laws were filed against us, our directors and certain of our executive officers. These and any future securities litigation, including any related to shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2015, there were approximately 5.6 million vested and exercisable options to purchase our common stock, in addition to the 63,243,771 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2015, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

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

Date: November 6, 2015

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2015

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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