Form 10-K
period 2015-12-31
A10 Networks, Inc.
filed 2016-03-01
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $269.4 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 19, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 64,307,946.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2015.

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

PART I.

BUSINESS
Overview

We are a leading provider of advanced application networking and network security technologies. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our products are built on our Advanced Core Operating System ("ACOS") which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products and network security. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

Our solutions

We currently offer four software based advanced application networking and network security solutions to address end-customer needs, including Application Delivery Controllers ("ADC"), to optimize web and back-office application performance, Carrier Grade Network Address Translation ("CGN") to provide network address and protocol translation services for service provider networks, a Threat Protection System ("TPS") for network-wide multi-vector DDoS security protection, and Convergent Firewall ("CFW") for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications, which we expect to start shipping in the first quarter of 2016. Our solutions are cloud-ready and available in a variety of form factors such as optimized hardware appliances, in the cloud as software, and as virtual appliances.

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

For the years ended December 31, 2015, 2014 and 2013, our total revenue was $199.0 million, $179.5 million and $141.7 million, representing a compound annual growth rate of approximately 18.5% from 2013 to 2015. Our total revenue grew 27% in 2014 as compared to 2013 and grew 11% in 2015 as compared to 2014. For the years ended December 31, 2015, 2014 and 2013, our gross margin was 75.5%, 76.1% and 76.4%. We generated a net loss of $40.0 million, $34.7 million and $27.1 million for the years ended December 31, 2015, 2014 and 2013.

Trends Driving Continued Evolution of Application Networking

Commercial damage and customer dissatisfaction from poor website, data center application and network performance can have a lasting negative impact well beyond the expenses related directly to the downtime. To optimize data center application and network performance and avoid unforeseen downtime, organizations deploy application networking technology to ensure the performance and security of data center resources. These organizations must simultaneously address significant networking industry trends such as:

• Increased Adoption of Cloud Computing Applications. As organizations move their business critical applications to the cloud, they need application networking solutions optimized for cloud computing that can scale with the performance demands and security expectations of this growth. Many enterprises are moving some of the non-core competency functions to the cloud. For example HR applications, employee expense related applications, payroll applications, and collaboration tools are some of the functions that can easily be moved to the cloud.

• Increased Network Complexity Due to Software Defined Data Center Adoption. Application networking technologies need to adapt to software defined data center ("SDDC") architectures, including new orchestration technologies, Network Function Virtualization ("NFV"), and Software Defined Networking ("SDN").

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

• Rapid growth of SSL and encrypted applications. The number of applications that are using Secured Socket Layer ("SSL") protocol is growing at a very rapid pace, which is also increasing the demand for hardware based SSL offload (termination) functions in our ADC appliances. In addition cyber criminals are exploiting the SSL protocol to carry out attacks against organizations that are hidden in encrypted channels. This trend is driving the demand for SSL visibility and traffic management functions.

• Increasing Risk from Cyber Security Threats. Cyber criminals, foreign military intelligence organizations and amateur hackers are targeting the data centers of organizations of every type. Authentication, application security and encryption are necessary but insufficient defenses against increasingly sophisticated attacks. In one particular cyber threat, a DDoS attack, the perpetrator attempts to render the target network unavailable for its intended purpose by orchestrating coordinated attacks from massive worldwide networks of compromised computers, called botnets. DDoS attacks have become more frequent and sophisticated and can easily overwhelm an inadequately protected target network. As these and other types of attacks have become more frequent and sophisticated, organizations increasingly rely on application networking technologies for defense.

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

Need for Next-Generation High Performance Application Networking and Security

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

• Sophisticated Security Functionality. Next-generation application networking technology should be capable of detecting and mitigating the effects of large-scale, sophisticated cyber security threats such as DDoS and other attacks at the application level of the network. In order to defend against the rising volume of these sophisticated cyber-

attacks, which circumvent conventional network based security solutions, application networking solutions must have exceptional application content, inspection capabilities and processing speeds.

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

Technology

Our Advanced Core Operating System Platform

ACOS Scalable Symmetrical Multi Processing Platform. ACOS is a scalable, flexible and agile software based platform for next-generation application networking. Our proprietary ACOS 64-bit shared memory architecture is critical for current and future performance and scalability requirements. Because ACOS is software based, we can use merchant silicon and industry standard x86 processors to increase our product development velocity, decrease our product development costs, and expand into new product markets. All of our products are built on our ACOS platform and leverage its performance optimization and security features.

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

• Optimized Application Networking and Security. Once data has been processed and placed into a shared memory, then a processor can begin to apply ACOS common services and function-specific logic. To ensure that every processor can be utilized to perform every function, and thereby achieve greater system utilization, we have designed ACOS to use all processor cores symmetrically for all functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System, or aVCS, aXAPI for management integration, Application Delivery Partitions, or ADP, virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by ensuring that modifications made to one module will not have unwanted side-effects on other system functions.

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

Our Products

We offer our end-customers a portfolio of software based solutions that are built upon ACOS. Our premium Thunder Series product family, launched in the second quarter of 2013, has four solutions to address end-customer needs, including ADC to optimize web and back-office application performance, CGN to provide network address and protocol translation services for service provider networks, TPS for network-wide DDoS security protection and CFW (which we expect to start shipping in the first quarter of 2016) for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications. Our AX Series is our original product family that was launched in 2007 and includes ADC and CGN solutions.

Application Networking and Security Solutions

We currently offer four software based solutions that are built on top of our software based ACOS cloud-ready application networking platform and are delivered primarily on our optimized hardware appliances:

Application Delivery Controller. Our ADC solution provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP virtualization delivery for multi-tenancy, SSL, acceleration, SSL intercept, caching and compression, web application firewall, domain name server application firewall and others. ADC solutions are typically deployed in front of a server farm within a data center, including web, application and database servers.

Carrier Grade Networking. Our CGN solution extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade NAT ("CGNAT"), and also provides migration solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses.

Threat Protection System. Our TPS solution provides high volume, large scale detection and mitigation services to ensure that networks and server resources remain available throughout a massive DDoS attack. TPS solutions are typically deployed at the perimeter of customer networks to protect their internal network resources from large-scale, volumetric cyberattacks, protocol attacks and resource attacks from distributed networks of compromised machines, or botnets. TPS is augmented by the A10 Threat Intelligence Service which can block known bad connections (IP addresses) from entering protected networks, and this service is based on software we license from ThreatSTOP, Inc. Additionally, we have collaborated with Verisign, Inc. to enable a Hybrid DDoS protection service, through which our TPS customers can automatically signal to the Cloud based Verisign DDoS protection service in the event of their Internet pipe being overwhelmed.

Convergent Firewall. Our CFW solution is the industry’s first security solution that consolidates multiple converged security solutions in one package. CFW includes:

•	A High-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility. It enables security policy enforcement for client outbound HTTP/HTTPS traffic.

•
A High-performance Data Center firewall with integrated network denial-of-service protection and server load balancing. It provides a Layer4 state-ful firewall and Layer 7 application-level gateway for protecting data center applications for emerging network and DDoS threats.

•
A High-performance Gi/sGi firewall with integrated network DDoS and Carrier Grade NAT (CGN). The Gi/sGi firewall protects the mobile infrastructure of operators from internet based DDoS and other security threats.

•	A High-performance IPSec site-to-site VPN that helps enterprises to secure application traffic between sites and global enterprises to use public networks to transport application traffic securely.

Our CFW solution delivers superior value to our enterprise, cloud-provider, web-giant and service provider customers by:

•	Delivering unprecedented performance and scale in a small form factor.

•	Lowering CAPEX and OPEX by consolidating multiple security and networking functions in a single appliance.

•	Streamlining operations with a truly cloud-ready programmable platform.

We expect to start shipping CFW in the first fiscal quarter of 2016.

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

Product Families

We deliver these solutions as both physical and virtual appliances across our Thunder Series and certain AX Series product families.

Thunder Series. Our ADC, CGN , TPS and CFW (we expect to start shipping in the first quarter of 2016) solutions are available on our Thunder Series product family, including a range of physical appliances with throughput ranges from 5 gigabits per second, or Gbps, to 155 Gbps and a variety of other security and performance options. Our vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft, Citrix Xen and Linux KVM. Our vThunder virtual appliance is also available from cloud IaaS providers, including Amazon Web Services ("AWS"), Microsoft Azure, and service providers offering our Pay-as-you-Go Licensing model.

AX Series. Our ADC and CGN solutions are available on select older AX Series products.

Centralized Management Solution

Our aGalaxy multi-device network management solution enables a network administrator to manage multiple A10 devices for both base configurations or advanced ADC or TPS configurations. While full control of our appliances can be achieved effectively out-of-the-box, the benefit of central and automated management increases as more appliances are added. The user interface provides a quick, at-a-glance view of status using a standard web browser. aGalaxy is designed to provide lower operational costs, as staff are freed up from repetitive tasks, while also increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. The aGalaxy solution is available as a hardware appliance or a software only virtual machine.

Support and Services

One of our founding principles is to provide superior customer and technical support. Our global support team is part of our engineering organization and is trained across all products and solutions. Our support team takes complete ownership of customer issues from the beginning to the end to achieve rapid response and resolution. We believe that our ability to provide consistent, high quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes. Accordingly, we offer a broad range of support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

All customers receive warranty support for 90 days and greater than 95% of our end-customers purchase one of our maintenance products which entitles them to the support provided by our global support team. We offer a variety of support offerings, primarily three maintenance product options – Basic, Gold and Platinum Support. The average maintenance contract term is approximately 18 months. We invoice our channel partners or end-customers directly for maintenance contracts, in advance, at the time of hardware purchase. We generally provide discounts to our end-customers when they commit to longer term contracts. All our maintenance contracts are non-cancellable and are renewed through the same channel as originally purchased. Updates of our software are provided to all end-customers with a current maintenance contract on a when-and-if-available basis. We maintain technical support centers in the United States, Japan, China and the Netherlands.

We have a professional services team able to provide a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services, on-site installation and on-going support.

Customers

We target organizations globally that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of December 31, 2015, we had sold our products to more than 4,700 customers across 77 countries. Our end-customers include three of the top four United States wireless carriers, seven of the top ten United States cable providers, and the top three wireless carriers in Japan, in addition to other global enterprises, Web giants and governmental organizations. Our business is geographically diversified with 54% of our total revenue from the United States, 18% from Japan and 28% from other geographic regions for the year ended December 31, 2015.  During the years ended December 31, 2015, 2014 and 2013, purchases from our ten largest end-customers accounted for approximately 33%, 37% and 43% of our total revenue.

In 2015, no customer accounted for more than 10% of our total revenue. In 2014, one distribution channel partner, Itochu Techno-Solutions Corporation, accounted for 13% of our total revenue. In 2013, two end-customers, NTT DoCoMo, Inc., a Japanese wireless provider, and Microsoft Corp., an enterprise customer, both purchasing through resellers, accounted for 13% and 10% of total revenue; no other end-customer accounted for more than 10% of our total revenue during the periods presented.

Backlog

As of December 31, 2015 and 2014, we had product backlog of approximately $10.5 million and $4.0 million. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

Revenue fulfilled through our distribution channel partners accounted for 81%, 85% and 85% of our total revenue for the years ended December 31, 2015, 2014 and 2013. In 2015, no customer accounted for more than 10% of our total revenue. In 2014, one distribution channel partner, Itochu Techno Solutions Corporation accounted for 13% of our total revenue. In 2013, two distribution channel partners, NEC Corporation and Adaptive Integration, accounted for 15% and 10% of our total revenue. We also work closely with OEM partners. We believe that our high-touch sales organization is unique given our deep focus on technology competence and partnership with our end-customers’ network engineers and architects. We believe this sales approach allows us to leverage the benefits of the channel, such as expanding our market coverage, as well as maintain face-to-face relationships with our end-customers.

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

Marketing. Our marketing strategy is focused on building our brand and driving end-customer demand for our products and services through brand awareness and lead generation campaigns both direct and jointly with our channel and strategic alliance partners. Our direct marketing efforts include brand awareness and demand generation campaigns across traditional (e.g. events, tradeshows, public relations) and digital marketing (e.g. SEO/SEM, Display advertising, impression and site retargeting, social - LinkedIn, Twitter and Facebook) channels for each of the product areas we do business in and on a global scale. In addition to our direct marketing efforts we create additional awareness and demand via joint marketing campaigns with our channel partners and strategic alliance partners worldwide. We are also actively engaged in driving global thought leadership through industry analyst engagement, media outreach, blogs and social media, and speaking events.

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

Our engineering teams are located mainly in our headquarters in San Jose, California, Beijing, China and Taipei, Taiwan. For the years ended December 31, 2015, 2014 and 2013, our research and development expenses were $54.8 million, $49.9 million and $33.3 million, representing 28% , 28% and 24% of our total revenue.

Competition

We operate in the intensely competitive application networking and network security markets that are characterized by constant change and innovation. Changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements to address application performance and security. In addition to server load-balancing and other functions normally associated with application delivery, our solutions have expanded our addressable market into DDoS protection, CGN and multiple areas of network security, where we compete with a number of companies not included among traditional ADC vendors. The agility and flexibility of the ACOS platform enables us to rapidly innovate and deploy solutions into adjacent markets to ADC. As a result, we believe the traditional definitions of our ADC market do not encompass all of the features, functions and capabilities of our solutions, or accurately represent the addressable market.

The ADC, CGN, DDoS protection and networking security markets are characterized by a set of identifiable participants. We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented.

We believe that our main competitors fall into four categories:

•	Companies that sell products in the traditional ADC market which includes companies that are well established in this market, such as F5 Networks, Inc. and Citrix Systems, Inc.

•
Companies that sell CGN products, products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc.

•
Companies that sell traditional DDoS protection products. We are a relatively new entrant into the DDoS market and first publicly launched our DDoS protection detection, and mitigation solution, TPS, in January 2014. We believe our principal competitors in this market are Arbor Networks, Inc., a subsidiary of NetScout Systems, Inc. and Radware, Ltd.

•
Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, datacenter firewalls and Gi/SGi firewalls. We are a new entrant into most of these network security markets and first publicly announced this network security solution, CFW in November 2015 and we expect to start shipping in the first quarter of 2016. We believe our principal competitors in these markets are Blue Coat Systems, Juniper Networks, F5 Networks and Fortinet.

We believe that the principal competitive factors in our markets include:

•	Ability to innovate and respond to customer needs rapidly;

•	Breadth and depth of product features and functionality;

•Level of customer satisfaction;

•	Price performance and efficiency;

•	Ability for products to scale with high speed network traffic;

•	Flexible and agile design of products;

•	Ability to detect and mitigate large-scale cyber security threats;

•	Ability to accommodate any IT delivery model or combination of models, regardless of form factor;

•	Brand awareness and reputation; and

•	Strength of sales and marketing efforts.

We compete primarily based on the quality and performance of our products, the rich and comprehensive features and functionalities offered by our platform, our differentiated customer support offerings and our close and ongoing relationship with our end-customers. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2015, we had 55 issued United States patents and 69 U.S. patent applications pending, and 84 patents or patent applications pending overseas. Our issued U.S. patents, excluding an older set of 14 patents that we acquired, expire between 2026 and 2034. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of or integration into our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the United States and other jurisdictions. See Part-I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the risks associated with protecting our intellectual property.

Employees

As of December 31, 2015, we had 772 full-time employees, including 362 engaged in research and development and customer support, 338 in sales and marketing and 72 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

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

We announce material information to the public about A10, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (www.investors.A10networks.com ), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate Twitter account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Our success depends on our timely development of new products and features to address rapid technological changes and evolving customer requirements. If we are unable to timely develop and successfully introduce new products and features that adequately address these changes and requirements, our business and operating results could be adversely affected.

Changes in application software technologies, data center and communications hardware, networking software and operating systems, and industry standards, as well as our end-customers’ continuing business growth, result in evolving application networking needs and requirements. Our continued success depends on our ability to identify, develop and introduce in a timely and successful manner new products and new features for our existing products that meet these needs and requirements.

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

We experienced net losses for the years ended December 31, 2015, 2014 and 2013. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2015, 2014 and 2013, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability. As a public company, we are incurring significant accounting, legal and other expenses that we did not incur as a private company.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity, and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking market or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2015, 2014 and 2013, purchases from our ten largest end-customers accounted for approximately 33%, 37% and 43% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 45%, 46% and 47% of our total revenue during the years ended December 31, 2015 and 2014, and 2013.

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

We have been and are, or in the future may be, a party to litigation and claims regarding intellectual property rights, resolution of which has been and may in the future be time-consuming, expensive and adverse to us, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

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

We may have fewer issued patents than some of our major competitors, and therefore may not be able to utilize our patent portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant products revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. We expect that infringement claims may increase as the numbers of product types and the number of competitors in our market increases. Also, to the extent we gain greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims.

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

As part of the settlement of an intellectual property litigation matter with Brocade in 2013, we made a significant cash payment to Brocade, granted a license to Brocade to use all of our issued, pending and future patents, and received and granted certain covenants not to sue.

We may face risks related to shareholder litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of securities laws or other related claims, including shareholder derivative litigation, which could harm our business, divert management attention and require us to incur significant costs. For example, in January 2015, a class action lawsuit was filed against us, our Board of Directors, our Chief Financial Officer and the underwriters of our initial public offering alleging violations of the Securities Act of 1933. Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, and in May 2015, all three lawsuits were consolidated by the court. A related shareholder derivative action was filed in June 2015 and seeks unspecified compensatory damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding the securities class action lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying Consolidated Balance Sheets. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into four categories:

•	Companies that sell products in the traditional ADC market which includes companies that are well established in this market, such as F5 Networks, Inc., and Citrix Systems, Inc.

•
Companies that sell CGN products, products originally designed for other networking purposes, such as edge routers and security appliances from vendors such as Alcatel-Lucent USA Inc., Cisco Systems, Inc. and Juniper Networks, Inc.

•
Companies that sell traditional DDoS mitigation products. We are a relatively new entrant into the DDoS market and first publicly launched our DDoS protection detection, and mitigation solution, TPS, in January 2014. We believe our principal competitors in this market are Arbor Networks, Inc., a subsidiary of NetScout Systems, Inc., and Radware, Ltd.

•
Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, datacenter firewalls, and Gi/SGi firewalls. We are a new entrant into most of these network security markets and first publicly announced this network security solution, CFW, in our fourth quarter of 2015, which will start shipping in our first quarter of 2016. We believe our principal competitors in these markets are Blue Coat Systems, Juniper Networks, F5 Networks, and Fortinet.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2015, 2014 and 2013, approximately 46%, 52% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million decrease in our total revenue and a $2.6 million increase in our operating loss for the year ended December 31, 2015, and a hypothetical 10% favorable movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million increase in our total revenue and a $2.6 million decrease in operating income for the year ended December 31, 2015.  As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

We are obligated to implement and maintain effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weakness in our internal control over financial reporting in the future, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We have, in the past, experienced issues with our internal control over financial reporting, such as the material weakness discovered in connection with our review of internal control over financial reporting as of December 31, 2014, related to an incorrect methodology used to compute share-based compensation associated with our Employee Stock Purchase Plan for the fourth quarter of 2014, and which resulted in a material adjustment to decrease share-based compensation in our fourth quarter ended December 31, 2014. While we believe that this material weakness was remediated during the year ended December 31, 2015, it is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the year following the date we are no longer an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Volatility in the global economic market or other effects of global or regional economic weakness, including limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to be volatile or do not improve or those markets experience another downturn, many end-customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Breaches of our security measures or those of our third-party service providers, or other security incidents, could result in: unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions; and other potential liabilities. If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Many of our products include proprietary technologies licensed from third parties. In the future, it may be necessary to renew licenses for third party technology or obtain new licenses for other technology. These third-party licenses may not be available to us on acceptable terms, if at all. As a result, we could also face delays or be unable to make changes to our products until equivalent technology can be identified, licensed or developed and integrated with our products. Such delays or an inability to make changes to our products, if it were to occur, could adversely affect our business, operating results and financial condition. The inability to obtain certain licenses to third-party technology, or litigation regarding the interpretation or enforcement of license agreements and related intellectual property issues, could have a material adverse effect on our business, operating results and financial condition.

Failure to prevent excess inventories or inventory shortages could result in decreased revenue and gross margin and harm our business.

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and sell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distributors and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.

The difficulty in forecasting demand also makes it difficult to estimate our future financial condition and results of operations from period to period. A failure to accurately predict the level of demand for our products could adversely affect our total revenue and net income, and we are unlikely to forecast such effects with any certainty in advance. For example, we failed to predict the slowdown in the United States sales during the three months ended September 30, 2014 which resulted in lower revenues, gross margin and net income than expected.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 11%, 27% and 18% in 2015, 2014 and 2013 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of December 31, 2015, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof;

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; or

•	examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regards to positions taken on tax filings .

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

Our executive officers and directors, together with affiliated entities, hold 32.5% of our outstanding common stock as of December 31, 2015. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in March 2014. In January 2015, several substantially identical lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers (which actions were consolidated on May 29, 2015) and in June 2015, a related derivative lawsuit was filed. These and any future securities litigation, including any related to shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2015, there were approximately 5.7 million vested and exercisable options to purchase our common stock, in addition to the 64,172,326 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act of 1933, as amended, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2015, are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, our revolving credit facility currently restricts our ability to pay dividends while this facility remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California, where we currently lease 79,803 square feet of space under a lease agreement that expires in February 2020. We leased an additional 29,230 square feet of space in San Jose under a lease agreement that expired in January 2016. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including, among others, China, Japan, the United Kingdom, the Netherlands, Taiwan, Korea and Singapore. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

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

	Fiscal Year 2015 Quarter Ended				Fiscal Year 2014 Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Low	$3.96	$4.18	$4.98	$5.68	$14.01	$10.63	$9.11	$3.93
High	$5.58	$7.38	$7.40	$8.30	$16.21	$15.22	$13.70	$8.66

The closing price of our common stock on the NYSE was $6.16 and $6.56 on February 19, 2016 and December 31, 2015. As of February 19, 2016, there were approximately 205 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Equity Compensation Plan Information

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Comparison of Stockholder Return

This graph compares, for the period ended December 31, 2015, the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 3000 Index. The graph assumes $100 was invested on March 21, 2014 in the common stock of A10 Networks, Inc., the NASDAQ Composite Index and the Russell 3000 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

140
120
100
80
60
40
20
0
Value
03/21/14
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
A10 Networks, Inc.
Russell 3000 Index
NASDAQ Composite

	March 21, 2014	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
A10 Networks., Inc.	100.00	92.78	82.05	56.20	26.90	26.71	39.73	36.95	40.47
NASDAQ Composite	100.00	98.18	103.07	105.06	110.74	114.59	116.6	108.03	117.08
Russell 3000	100.00	100.07	104.44	103.96	108.89	110.33	109.96	101.48	108.29

Unregistered Sales of Equity Securities

None.

ITEM 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015. These selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information is included elsewhere in this Annual Report on Form 10-K. We have derived the Consolidated statement of Operations Data for the years ended December 31, 2015, 2014 and 2013 and the Consolidated Balance Sheet Data as of December 31, 2015 and 2014 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2012 and 2011 and the Consolidated Balance Sheet Data as of December 31, 2013, 2012 and 2011 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$198,955	$179,507	$141,738	$120,066	$91,278
Cost of revenue	$48,768	$42,937	$33,396	$24,510	$18,475
Gross profit	$150,187	$136,570	$108,342	$95,556	$72,803
Income (loss) from operations	$(38,446)	$(30,271)	$(22,843)	$(87,020)	$9,013
Net income (loss) attributable to common stockholders	$(40,034)	$(35,870)	$(29,078)	$(90,150)	$7,304

Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,117	$91,905	$20,793	$23,867	$19,048
Working capital (deficit)	$91,413	$100,656	$15,122	$(61,460)	$19,064
Total assets	$192,551	$186,980	$93,794	$76,794	$55,433
Total debt	$—	$—	$20,000	$5,631	$1,654
Deferred revenue, net-current and long-term	$72,804	$57,220	$41,232	$27,707	$18,050
Redeemable convertible preferred stock	$—	$—	$81,426	$—	$—
Convertible preferred stock	$—	$—	$44,749	$41,737	$41,665
Total stockholders' equity (deficit)	$80,068	$96,565	$(134,880)	$(111,892)	$(25,590)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading provider of application networking and network security technologies. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our products are built on our Advanced Core Operating System ("ACOS") platform of advanced network technologies, which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

We currently offer four software based advanced application networking and network security solutions to address end-customer needs, including ADC to optimize web and back-office application performance, CGN to provide network address and protocol translation services for service provider networks, TPS for network-wide multi-vector DDoS security protection, and CFW (which we expect to start shipping in the first quarter of 2016) for protecting data centers and mobile infrastructure, improving web security, and encrypting site to-site communications. Our solutions are cloud-ready and available in a variety of form factors as optimized hardware appliances, in the cloud as software, and as virtual appliances.

We derive revenue from sales of products and related support services. Products revenue is generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our end-customers predominantly purchase maintenance and support in conjunction with purchases of our products. In addition, we also derive revenue from the sale of professional services.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial and education. Since inception, our customer base has grown rapidly. As of December 31, 2015, we had sold products to more than 4,700 customers across 77 countries.

We sell a substantial portion of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution center facilities, as well as at our manufacturers’ locations.

During the year ended December 31, 2015, 54% of our total revenue was generated from the United States, 18% from Japan, and 28% from other geographical regions. During 2014, 48% of our total revenue was generated from the United States, 26% from Japan and 26% from other geographical regions. During 2013, 48% of our total revenue was generated from the United States, 28% from Japan and 24% from other geographical regions. For the years ended December 2015, 2014 and 2013, our enterprise customers accounted for 55%, 54% and 53% of our total revenue. For the years ended December 31, 2015, 2014 and 2013, our service provider customers accounted for 45%, 46% and 47% of our total revenue.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the years ended December 31, 2015, 2014 and 2013, purchases from our ten largest end-customers accounted for approximately 33%, 37% and 43% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period and cause our quarterly revenue and operating results to fluctuate from quarter to quarter and also be difficult to predict.

We had $98.1 million of cash and cash equivalents as of December 31, 2015. Cash generated by operating activities was $3.4 million in 2015 compared to $30.5 million of cash used in operating activities in 2014.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we expect to continue to expand our global sales and marketing organizations, expand our distribution channel partner programs and increase awareness of our solutions on a global basis. Additionally we will be investing in general and administrative resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

The following tables provide a summary of our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 as derived from our consolidated financial statements included in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K (in thousands, except for percentages).

	Years Ended December 31,
	2015		2014		Net Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$138,301	69.5%	$134,486	74.9%	$3,815	2.8%
Services	60,654	30.5%	45,021	25.1%	15,633	34.7%
Total revenue	198,955	100.0%	179,507	100.0%	19,448	10.8%
Cost of revenue:
Products	33,096	16.6%	31,084	17.4%	2,012	6.5%
Services	15,672	7.9%	11,853	6.6%	3,819	32.2%
Total cost of revenue	48,768	24.5%	42,937	23.9%	5,831	13.6%
Gross profit	150,187	75.5%	136,570	76.1%	13,617	10.0%
Operating expenses:
Sales and marketing	104,531	52.5%	96,837	53.9%	7,694	7.9%
Research and development	54,843	27.6%	49,903	27.8%	4,940	9.9%
General and administrative	27,055	13.6%	22,938	12.8%	4,117	17.9%
Litigation expense (benefit)	2,204	1.1%	(2,837)	(1.6)%	5,041	(177.7)%
Total operating expenses	188,633	94.8%	166,841	92.8%	21,792	13.1%
Loss from operations	(38,446)	(19.3)%	(30,271)	(16.9)%	(8,175)	(27.0)%
Other expense, net:
Interest expense	(509)	(0.3)%	(1,028)	(0.6)%	519	50.5%
Interest income and other income (expense), net	(332)	(0.2)%	(1,914)	(1.1)%	1,582	82.7%
Total other expense, net	(841)	(0.4)%	(2,942)	(1.6)%	2,101	71.4%
Loss before provision for income taxes	(39,287)	(19.7)%	(33,213)	(18.5)%	(6,074)	(18.3)%
Provision for income taxes	747	0.4%	1,507	0.8%	(760)	(50.4)%
Net loss	$(40,034)	(20.1)%	$(34,720)	(19.3)%	$(5,314)	(15.3)%

	Years Ended December 31,
	2014		2013		Net Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$134,486	74.9%	$112,045	79.1%	$22,441	20.0%
Services	45,021	25.1%	29,693	20.9%	15,328	51.6%
Total revenue	179,507	100.0%	141,738	100.0%	37,769	26.6%
Cost of revenue:
Products	31,084	17.4%	25,284	17.8%	5,800	22.9%
Services	11,853	6.6%	8,112	5.7%	3,741	46.1%
Total cost of revenue	42,937	23.9%	33,396	23.6%	9,541	28.6%
Gross profit	136,570	76.1%	108,342	76.4%	28,228	26.1%
Operating expenses:
Sales and marketing	96,837	53.9%	70,756	49.9%	26,081	36.9%
Research and development	49,903	27.8%	33,348	23.5%	16,555	49.6%
General and administrative	22,938	12.8%	15,556	11.0%	7,382	47.5%
Litigation expense (benefit)	(2,837)	(1.6)%	11,525	8.1%	(14,362)	(124.6)%
Total operating expenses	166,841	92.8%	131,185	92.6%	35,656	27.2%
Loss from operations	(30,271)	(16.9)%	(22,843)	(16.1)%	(7,428)	(32.5)%
Other expense, net:
Interest expense	(1,028)	(0.6)%	(1,495)	(1.1)%	467	31.2%
Interest income and other income (expense), net	(1,914)	(1.1)%	(2,118)	(1.5)%	204	9.6%
Total other expense, net	(2,942)	(1.6)%	(3,613)	(2.5)%	671	18.6%
Loss before provision for income taxes	(33,213)	(18.5)%	(26,456)	(18.7)%	(6,757)	(25.5)%
Provision for income taxes	1,507	0.8%	640	0.5%	867	135.5%
Net loss	$(34,720)	(19.3)%	$(27,096)	(19.1)	$(7,624)	(28.1)%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN, TPS or CFW solutions (which we expect to start shipping in the first quarter of 2016). Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.
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
A summary of our total revenue for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2015	2014	Amount	Percent
Revenue:
Products	$138,301	$134,486	$3,815	2.8%
Services	60,654	45,021	15,633	34.7%
Total revenue	$198,955	$179,507	$19,448	10.8%
Revenue by geographic location:
United States	$106,842	$85,325	$21,517	25.2%
Japan	35,636	45,787	(10,151)	(22.2)%
Asia Pacific, excluding Japan	23,847	20,434	3,413	16.7%
EMEA	27,193	19,254	7,939	41.2%
Other	5,437	8,707	(3,270)	(37.6)%
Total revenue	$198,955	$179,507	$19,448	10.8%

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Revenue:
Products	$134,486	$112,045	$22,441	20.0%
Services	45,021	29,693	15,328	51.6%
Total revenue	$179,507	141,738	$37,769	26.6%
Revenue by geographic location:
United States	$85,325	$68,127	$17,198	25.2%
Japan	45,787	39,581	6,206	15.7%
Asia Pacific, excluding Japan	20,434	15,052	5,382	35.8%
EMEA	19,254	12,087	7,167	59.3%
Other	8,707	6,891	1,816	26.4%
Total revenue	$179,507	$141,738	$37,769	26.6%

2015 Revenue Compared to 2014 Revenue

Total revenue increased by $19.4 million, or 11%, in 2015 compared to 2014, which consisted of a $3.8 million increase in products revenue and a $15.6 million increase in services revenue. Total revenue from enterprise and service provider customers increased 13% and 8%, respectively, in 2015 compared to 2014.

Products revenue increased $3.8 million, or 3%, in 2015 compared to 2014, which is primarily attributable to increases from the United States, EMEA and Asia Pacific, excluding Japan, partially offset by lower product revenue from Japan. In 2014, our products revenue from Japan was positively impacted by a higher backlog entering the year that resulted from strong demand for our products in Japan in the fourth quarter of 2013. In addition, Japan's total revenue was more adversely impacted by the unfavorable changes in currency exchange rates between the Japanese yen against the U.S. dollar in 2015 compared to 2014. Product revenue from enterprise customers and service provider customers increased 4% and 2% in 2015 as compared to 2014.

Services revenue increased $15.6 million, or 35%, in 2015 compared to 2014, which is primarily attributable to the increase in PCS revenue in connection with our increasing installed customer base, as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During 2015, services revenue recognized from contracts existing prior to 2015 grew by 41% as compared to 2014 services revenue related to contracts existing prior to 2014. Services revenue from enterprise and service provider customers increased 42% and 25%, in 2015 compared to 2014.

During 2015, $106.8 million, or 54% of total revenue was generated from the United States, which represents a 25% increase compared to 2014. This increase was primarily attributable to increased product revenue from service provider customers as well as higher PCS sales in connection with our increased installed customer base. We continue to see growth in our EMEA and Asia Pacific, excluding Japan, with total revenue increasing by 41% and 17%, respectively, in 2015 compared to 2014, primarily due to our efforts to continue expanding our presence in these regions. In 2015, $35.6 million, or 18%, of total revenue was generated from Japan, a 22% decrease compared to 2014 primarily due to strong 2013 demand which resulted in higher backlog entering into 2014. This decrease was partially offset by an increase in services revenue. In addition, Japan's total revenue was adversely impacted by the unfavorable changes in currency exchange rates between the Japanese yen against the U.S. dollar during 2015 compared to 2014.

2014 Revenue Compared to 2013 Revenue

Total revenue increased by $37.8 million, or 27%, in 2014 compared to 2013, which consisted of a $22.4 million increase in product revenue and $15.3 million increase in services revenue. Total revenue from enterprise customers and service providers increased by 30% and 23%, respectively, in 2014 compared to 2013.

Products revenue increased $22.4 million, or 20%, in 2014 compared to 2013 which is primarily attributable to greater adoption of our solutions by new and existing customers. In addition, there was a high adoption rate of our Thunder Series products introduced in the second quarter of 2013 which accounted for the majority of products revenue in the second half of 2014. Our Thunder Series of products include our ADC, CGN and TPS product lines.

Services revenue increased $15.3 million or 52% in 2014 compared to the same period in 2013 primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During 2014, services revenue recognized from contracts existing prior to the start of 2014 grew by 50% as compared to 2013 services revenue related to contracts existing prior to 2013.

During 2014, $85.3 million, or 48%, of total revenue was generated from the United States, which represents a 25% increase compared to 2013. During 2014, $45.8 million, or 26%, of total revenue was generated from Japan, which represents a 16% increase compared to 2013. We continued to see growth in our EMEA and Asia Pacific, excluding Japan regions with total revenue increasing by 59% to $19.3 million and 36% to $20.4 million in 2014 compared to 2013 primarily due to our efforts to expand our presence in these regions.

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

A summary of our cost of revenue for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2015	2014	Amount	Percent
Cost of revenue:
Products	$33,096	$31,084	$2,012	6.5%
Services	15,672	11,853	3,819	32.2%
Total cost of revenue	$48,768	$42,937	$5,831	13.6%

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Cost of revenue:
Products	$31,084	$25,284	$5,800	22.9%
Services	11,853	8,112	3,741	46.1%
Total cost of revenue	$42,937	$33,396	$9,541	28.6%

Gross Margin

Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, inventory write-downs and international currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in the Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period.

A summary of gross profit and gross margin for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except for gross margins):

	Years Ended December 31,
	2015		2014		Net Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$105,205	76.1%	$103,402	76.9%	$1,803	(0.8)%
Services	44,982	74.2%	33,168	73.7%	11,814	0.5%
Total gross profit	$150,187	75.5%	$136,570	76.1%	$13,617	(0.6)%

	Years Ended December 31,
	2014		2013		Net Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$103,402	76.9%	$86,761	77.4%	$16,641	(0.5)%
Services	33,168	73.7%	21,581	72.7%	11,587	1.0%
Total gross profit	$136,570	76.1%	$108,342	76.4%	$28,228	(0.5)%

2015 Gross Margin to 2014 Gross Margin

Products gross margin decreased by 0.8% in 2015 as compared to 2014 primarily due to the impact of unfavorable changes in currency exchange rates as the Japanese yen exchange rates continued to devalue against the U.S. dollar during 2015, partially offset by improved geographic sales mix. We experienced higher sales volumes from geographic regions and products with generally higher gross margins in 2015 as compared to 2014, which had a positive impact on our 2015 gross margins.

Services gross margin increased by 0.5% in 2015 as compared to 2014, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to 2015 grew by 41% compared to similar revenue generated during 2014. The increase in cost of services was primarily as a result of our investment to expand our service and support group in anticipation of future growth in our installed base.

2014 Gross Margin to 2013 Gross Margin

Products gross margin decreased 0.5% in 2014 as compared to 2013 primarily due to an unfavorable shift in our geographical sales mix and a devaluation of the Japanese yen against the U.S. dollar. We also experienced higher sales volumes from geographic regions with generally higher gross margins in 2013 compared to 2014, which benefited our gross margin in 2013.

Services gross margin increased 1.0% in 2014 compared to 2013, as a result of growth in services revenue and partially offset by the impact of increases in cost of services. Our services revenue recognized from our installed base with existing contracts prior to 2014 grew by 50% compared to revenue generated during 2013. The increase in cost of services was primarily a result of our investment to expand our service and support group in anticipation of future growth in our installed base. We increased our average support, training and professional services headcount by 47% during 2014 as compared to 2013.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

A summary of our operating expenses for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except for percentages):

	Years Ended December 31,		Net Change
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$104,531	$96,837	$7,694	7.9%
Research and development	54,843	49,903	4,940	9.9%
General and administrative	27,055	22,938	4,117	17.9%
Litigation expense (benefit)	2,204	(2,837)	5,041	(177.7)%
Total operating expenses	$188,633	$166,841	$21,792	13.1%

	Years Ended December 31,		Net Change
	2014	2013	Amount	Percent
Operating expenses:
Sales and marketing	$96,837	$70,756	$26,081	36.9%
Research and development	49,903	33,348	16,555	49.6%
General and administrative	22,938	15,556	7,382	47.5%
Litigation expense (benefit)	(2,837)	11,525	(14,362)	(124.6)%
Total operating expenses	$166,841	$131,185	$35,656	27.2%

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

Sales and marketing expenses increased $7.7 million or 8%, in 2015 as compared to 2014 primarily attributable to an $8.1 million increase in personnel and related costs and a $0.7 million increase in company meeting expenses. The increase in personnel related costs, which includes a $4.5 million increase in sales commission and a $1.9 million increase in stock-based compensation was primarily attributable to higher sales and marketing headcount and higher bonus attainment and sales commissions in 2015 as compared to 2014. These increases were partially offset by a $1.1 million decrease in trade show and market development costs.

Sales and marketing expenses increased $26.1 million, or 37%, in 2014 as compared to 2013 primarily attributable to a $17.2 million increase in personnel related costs, which includes a $3.6 million increase in stock-based compensation. The increase in personnel related costs was a result of higher sales and marketing headcount in 2014 compared to 2013. The increase was also attributable to a $2.9 million increase in marketing and promotion costs associated with advertising and trade shows, and a $2.1 million increase in professional services fees, as we increased our sales and marketing efforts to grow our revenue and expand our international sales presence. Depreciation expense and allocated facilities and information technology infrastructure costs also increased by $2.2 million as a result of higher headcount and increased depreciation expense on our evaluation equipment.

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

Research and development expenses increased $4.9 million, or 10%, in 2015 as compared to 2014 primarily attributable to a $6.5 million increase in personnel and related costs, which includes a $1.5 million increase in stock-based compensation. The increase in personnel related costs was primarily attributable to higher salaries and benefits and to a lesser extent higher headcount in 2015 compared to 2014. The increase in personnel related research and development expense was partially offset by a $0.7 million decrease in professional services fees due to lower product certification related activities in 2015 compared to 2014 and a $0.8 million decrease in depreciation expense as a result of certain assets being fully depreciated.

Research and development expenses increased $16.6 million, or 50%, in 2014 as compared to 2013 primarily attributable to a $14.0 million increase in personnel and related costs, which includes a $2.6 million increase in stock-based compensation. The increase in personnel related costs was a result of higher research and development headcount in 2014 compared to 2013. In addition, the increases in research and development expenses also reflected a $1.0 million increase in professional services fees largely attributable to certification fees on our new products and a $1.2 million increase in depreciation and allocated facilities and information technology infrastructure costs in 2014 compared to 2013.

We expect our research and development expenses to increase in absolute dollars in the future as we continue to develop new products and enhance our existing products.

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional fees and office costs. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional fees consist primarily of fees for outside accounting, tax, legal, recruiting and other administrative services.

General and administrative expenses increased $4.1 million, or 18% in 2015 as compared to 2014 primarily attributable to a $3.1 million increase in personnel related costs due to higher headcount and increased salaries and benefits, and a $1.5 million increase in bad debt expense. These increases were partially offset by a $0.8 million decrease in sales and use tax expense largely as a result of the completion of several state sales tax registration processes and adjustments resulting from our reassessment of previously accrued sales and use tax liabilities.

General and administrative expenses increased $7.4 million, or 48%, in 2014 as compared to 2013, primarily attributable to a $3.3 million increase in personnel related costs which includes a $1.0 million increase in stock-based compensation. The increase in personnel related costs was a result of higher general and administrative headcount in 2014 compared to 2013. In addition, professional services costs increased by $3.2 million in 2014 compared to 2013 primarily related to increased general legal and consultant fees in connection with scaling our organization to support increased business activity and costs associated with being a public company.

We expect our general and administrative expenses to increase slightly in the future.

Litigation Expense (Benefit)

Litigation expense (benefit) is comprised of legal expenses incurred related to litigation and, if applicable, charges for litigation reserves. Litigation expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments for damages or settlements.

Litigation expense increased $5.0 million, from $2.8 million litigation benefit in 2014 to $2.2 million of litigation expense in 2015. This increase in litigation expense was primarily attributable to the $7.0 million litigation benefit recognized in the second quarter of 2014 following a settlement agreement in May 2014 with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability, partially offset by a $2.0 million decrease in other litigation expense largely attributable to a reduction in litigation related activities in 2015 as compared to 2014.

Litigation expense decreased $14.4 million, from $11.5 million litigation expense in 2013 to $2.8 million of litigation benefit in 2014. The $2.8 million of litigation benefit in the year ended December 31, 2014 is primarily comprised of a benefit of $7.0 million from a settlement agreement with one of our legal services providers which resulted in the reduction of a previously accrued contractual liability, partially offset by other litigation expenses of $4.2 million.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs on our debt obligations. At December 31, 2015, we have no outstanding balances on our credit facility.  We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense decreased $0.5 million in 2015 compared to 2014, primarily due to lower borrowing related activities in 2015 compared to 2014. During 2014, we recorded a $0.3 million contingent payment due to a lender upon completion of our initial public offering and $0.2 million of interest expense related to our revolving credit facility. We completed our initial public offering and repaid the outstanding balance under our revolving credit facility in March 2014.

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

We recorded $0.3 million, $1.9 million and $2.1 million in net expense in interest income and other income (expense) for the years ended December 31, 2015, 2014 and 2013, which primarily consisted of currency exchanges losses.

Provision for Income Taxes

We recorded income tax provision of $0.7 million, $1.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013. Our provision for income taxes consists primarily of income and withholding taxes in foreign jurisdictions in which we conduct business, state income taxes in the United States and the effect of unrecognized tax benefits. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. We maintain a full valuation allowance against our U.S. deferred tax assets as management does not believe that it is more likely than not that said deferred taxes will be realized. As a result, our provision for income taxes primarily relates only to foreign taxes at this time.

Liquidity and Capital Resources

 As of December 31, 2015, cash and cash equivalents was $98.1 million, including approximately $3.0 million held outside the United States in our foreign subsidiaries. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2015, we had working capital of $91.4 million, an accumulated deficit of $221.8 million and total stockholders' equity of $80.1 million.

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

In addition, as described in the section Note 5. Commitments and Contingencies in the notes to the consolidated financial statements, we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility.  The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity.  Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends. As of December 31, 2015 and 2014 we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Operating activities	$3,391	$(30,538)	$(25,133)
Investing activities	(3,477)	(6,100)	(2,993)
Financing activities	6,298	107,750	25,052
Net increase (decrease) in cash and cash equivalents	$6,212	$71,112	$(3,074)

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

During the year ended December 31, 2015, cash provided by operating activities was $3.4 million, consisting of a net loss of $40.0 million and a $15.4 million increase in net operating assets and liabilities offset by non-cash charges of $28.0 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, $8.7 million in depreciation and amortization and $2.5 million in provision for doubtful accounts and sales returns allowance. The change in our net operating assets and liabilities was primarily due to a $15.6 million increase in deferred revenue and a $6.5 million increase in accounts payable and accrued liabilities partially offset by a $6.0 million increase in accounts receivable.

The increase in deferred revenue was due to timing of billings of support contracts, the increase in PCS sales in connection with our increasing installed customer base and an increase in deferred professional services revenue. The increase in accounts payable and accrued liabilities was primarily attributable to an increase in accrued compensation costs and the timing of vendor invoice payments.

During the year ended December 31, 2014, cash used in operating activities was $30.5 million, consisting of a net loss of $34.7 million and a $12.2 million increase in net operating assets and liabilities offset by non-cash charges of $16.4 million. Our non-cash charges consisted primarily of stock-based compensation of $12.4 million and depreciation and amortization of $10.1 million, partially offset by a $7.0 million gain on the settlement of a contractual liability primarily attributable to a $5.0 million payment we made under the terms of a settlement of a contractual liability we reached with one of our legal services providers in May 2014 as well as lower litigation activities in 2014 compared to 2013. The change in our net operating assets and liabilities was primarily due to a $17.3 million increase in accounts receivable, $8.9 million increase in inventory, $6.1 million decrease in accrued litigation expenses and a $3.0 million increase in prepaid expense and other current assets, partially offset by a $16.0 million increase in deferred revenue and an $7.6 million increase in accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

During the years ended December 31, 2015, 2014 and 2013, cash used in investing activities was $3.5 million, $6.1 million and $3.0 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During 2015, cash provided by financing activities was $6.3 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans, net of repurchases of common stock.

Cash provided by financing activities was $107.8 million in 2014, primarily consisting of $121.0 million in net proceeds from the issuance of our common stock to outside investors in our IPO and $7.0 million proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock, partially offset by a $20.0 million repayment of our revolving credit facility.

Cash provided by financing activities was $25.1 million in 2013, primarily consisting of $79.4 million in aggregate net proceeds from the issuance of our Series D redeemable convertible preferred stock to outside investors, a net $14.0 million in net borrowings from our revolving credit facility, $0.8 million in proceeds from the exercise of our Series C convertible preferred stock warrants and $2.4 million in proceeds from the exercise of stock options, net of repurchases of common stock, offset by a $70.0 million in repayment of a promissory note. In July 2013, in conjunction with our litigation settlement with Brocade, we entered into a convertible promissory note with Brocade for $70.0 million, which we repaid in September 2013.

Contractual Obligations

Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future obligations with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands).

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years
Operating lease obligations	$8,371	$2,525	$3,874	$1,972
Minimum purchase obligations	6,113	6,113	—	—
Technology licensing agreement	560	140	280	$140
Capital lease obligations	287	105	182	—
Total	$15,331	$8,883	$4,336	$2,112

The contractual obligations table above excludes $2.6 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware and perpetual software license revenue; and (ii) services revenue, which include post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

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

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one year, but can be up to five years. Unearned PCS revenue is included in deferred revenue.

Professional service revenue primarily consists of the fees we earn related to installation and consulting services. We recognize revenue from professional services upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 30 to 90 days from the start of service.

Multiple-Element Arrangements

Our hardware with the embedded software solutions (which is a proprietary operating system that together with the hardware delivers the functionality desired by our customers), is considered a separate unit of accounting from PCS because it has value to the customer on a standalone basis and our sales arrangements do not include a right of return for delivered products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price method. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or service.

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

Inventory Valuation

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

Contingencies and Litigation

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

Supplementary Financial Information

Selected Quarterly Consolidated Financial Data (Unaudited, in thousands)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2015. In management's opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data (in thousands):

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Products	$30,516	$33,331	$34,990	$39,464
Services	13,501	14,205	15,788	17,160
Total revenue	44,017	47,536	50,778	56,624
Cost of revenue:
Products	7,063	7,909	8,529	9,595
Services	3,723	3,692	4,186	4,071
Total cost of revenue	10,786	11,601	12,715	13,666
Gross profit	33,231	35,935	38,063	42,958
Operating expenses:
Sales and marketing	24,522	24,962	25,774	29,273
Research and development	14,309	13,671	13,562	13,301
General and administrative	7,527	5,703	6,892	6,933
Litigation expense	445	1,025	469	265
Total operating expenses	46,803	45,361	46,697	49,772
Loss from operations	(13,572)	(9,426)	(8,634)	(6,814)
Other expense, net:
Interest expense	(127)	(104)	(151)	(127)
Interest income and other income (expense), net	27	(216)	22	(165)
Total other expense, net	(100)	(320)	(129)	(292)
Loss before provision for income taxes	(13,672)	(9,746)	(8,763)	(7,106)
Provision for income taxes	62	231	204	250
Net loss	$(13,734)	$(9,977)	$(8,967)	$(7,356)

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue:
Products	$36,417	$34,122	$31,601	$32,346
Services	9,328	11,010	11,827	12,856
Total revenue	45,745	45,132	43,428	45,202
Cost of revenue:
Products	7,427	7,410	8,818	7,429
Services	2,626	2,930	2,935	3,362
Total cost of revenue	10,053	10,340	11,753	10,791
Gross profit	35,692	34,792	31,675	34,411
Operating expenses:
Sales and marketing	21,563	23,975	24,651	26,648
Research and development	11,205	11,869	12,342	14,487
General and administrative	5,363	5,531	5,141	6,903
Litigation expense (benefit)	1,846	(5,859)	910	266
Total operating expenses	39,977	35,516	43,044	48,304
Loss from operations	(4,285)	(724)	(11,369)	(13,893)
Other expense, net:
Interest expense	(587)	(125)	(192)	(124)
Interest income and other income (expense), net	(25)	(138)	(510)	(1,241)
Total other expense, net	(612)	(263)	(702)	(1,365)
Loss before provision for income taxes	(4,897)	(987)	(12,071)	(15,258)
Provision for income taxes	205	309	233	760
Net loss	(5,102)	(1,296)	(12,304)	(16,018)
Accretion of redeemable convertible preferred stock dividend	(1,150)	—	—	—
Net loss attributable to common stockholders	$(6,252)	$(1,296)	$(12,304)	$(16,018)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in the Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. As of December 31, 2015, we have not entered into any hedging transactions with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $0.5 million, $2.0 million and $2.1 million foreign exchange loss during the years ended December 31, 2015, 2014 and 2013. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

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

Our exposure to interest rates risk relates to our revolving credit facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our credit facility as of December 31, 2015, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.
San Jose, California

We have audited the accompanying Consolidated Balance Sheets of A10 Networks, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A10 Networks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Jose, California
February 29, 2016

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$98,117	$91,905
Accounts receivable, net of allowances of $4,067 and $3,246 as of December 31, 2015 and December 31, 2014	57,778	54,003
Inventory	18,291	20,701
Prepaid expenses and other current assets	5,064	4,732
Total current assets	179,250	171,341
Property and equipment, net	8,903	10,780
Other non-current assets	4,398	4,859
Total Assets	$192,551	$186,980
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,508	$8,994
Accrued liabilities	27,757	22,435
Deferred revenue, current	49,572	39,256
Total current liabilities	87,837	70,685
Deferred revenue, non-current	23,232	17,964
Other non-current liabilities	1,414	1,766
Total Liabilities	112,483	90,415
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001 — 500,000 shares authorized as of December 31, 2015 and December 31, 2014; 64,172 and 61,377 shares issued and outstanding as of December 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	301,886	278,349
Accumulated deficit	(221,819)	(181,785)
Total Stockholders' Equity	80,068	96,565
Total Liabilities And Stockholders' Equity	$192,551	$186,980

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Products	$138,301	$134,486	$112,045
Services	60,654	45,021	29,693
Total revenue	198,955	179,507	141,738
Cost of revenue:
Products	33,096	31,084	25,284
Services	15,672	11,853	8,112
Total cost of revenue	48,768	42,937	33,396
Gross profit	150,187	136,570	108,342
Operating expenses:
Sales and marketing	104,531	96,837	70,756
Research and development	54,843	49,903	33,348
General and administrative	27,055	22,938	15,556
Litigation expense (benefit)	2,204	(2,837)	11,525
Total operating expenses	188,633	166,841	131,185
Loss from operations	(38,446)	(30,271)	(22,843)
Other expense, net:
Interest expense	(509)	(1,028)	(1,495)
Interest income and other income (expense), net	(332)	(1,914)	(2,118)
Total other expense, net	(841)	(2,942)	(3,613)
Loss before provision for income taxes	(39,287)	(33,213)	(26,456)
Provision for income taxes	747	1,507	640
Net loss	$(40,034)	$(34,720)	$(27,096)
Accretion of redeemable convertible preferred stock dividend	—	(1,150)	(1,982)
Net loss attributable to common stockholders	$(40,034)	$(35,870)	$(29,078)
Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.64)	$(0.74)	$(3.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders
Basic and diluted	62,428	48,682	9,262

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 1, 2013	—	—	30,122	41,737	9,246	—	$8,077	$(119,969)	$(111,892)
Stock based compensation expense	—	—	—	—	—	—	4,282	—	4,282
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $556	80	79,444	—	—	—	—	—	—	—
Accretion of Series D redeemable convertible preferred stock dividend	—	1,982	—	—	—	—	(1,982)	—	(1,982)
Issuance of Series C convertible preferred stock upon exercise of Series C convertible preferred stock warrants for cash	—	—	447	3,012	—	—	—	—	—
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	822	—	1,174	—	1,174
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(36)	—	634	—	634
Net loss	—	—	—	—	—	—	—	(27,096)	(27,096)
Balance at December 31, 2013	80	81,426	30,569	44,749	10,032	—	$12,185	$(147,065)	$(134,880)
Stock based compensation expense	—	—	—	—	—	—	12,359		12,359
Accretion of Series D redeemable convertible preferred stock dividend	—	1,150	—	—	—	—	(1,150)	—	(1,150)
Issuance of common stock in connection with initial public offering net of offering costs	—	—	—	—	9,000	—	120,286	—	120,286
Conversion of preferred stock to common stock in connection with initial public offering	(80)	(82,576)	(30,569)	(44,749)	39,997	1	127,324	—	127,325
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	2,352	—	6,574	—	6,574
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(4)	—	771	—	771
Net loss	—	—	—	—	—	—	—	(34,720)	(34,720)
Balance at December 31, 2014	—	—	—	—	61,377	1	$278,349	$(181,785)	$96,565
Stock based compensation expense	—	—	—	—	—	—	16,861	—	16,861
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	2,700	—	6,232	—	6,232
Vesting of early exercise stock options, net of repurchases	—	—	—	—	95	—	444	—	444
Net loss	—	—	—	—	—	—	—	(40,034)	(40,034)
Balance at December 31, 2015	—	—	—	—	64,172	1	$301,886	$(221,819)	$80,068

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(40,034)	$(34,720)	$(27,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,716	10,121	7,080
Stock-based compensation	16,861	12,359	4,282
Gain on settlement of contractual liability (Note 5)	—	(6,993)	—
Provision for doubtful accounts and sales returns	2,531	935	1,788
Other non cash items	(82)	32	2
Changes in operating assets and liabilities:
Accounts receivable, net	(5,977)	(17,281)	(15,549)
Inventory	(430)	(8,914)	(8,489)
Prepaid expenses and other assets	(405)	(3,017)	1,588
Accounts payable	1,109	903	2,495
Accrued liabilities	5,345	6,724	2,133
Accrued litigation expenses	6	(6,066)	(6,797)
Deferred revenue	15,584	15,989	13,525
Other	167	(610)	(95)
Net cash provided by (used in) operating activities	3,391	(30,538)	(25,133)
Cash flows from investing activities:
Purchases of property and equipment	(3,477)	(6,100)	(2,993)
Net cash used in investing activities	(3,477)	(6,100)	(2,993)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	6,019	7,030	2,392
Proceeds from initial public offering, net of offering costs	—	121,017	(656)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	79,444
Principal payments on convertible promissory note in relation to settlement of litigation	—	—	(70,000)
Proceeds from revolving credit facility	—	—	33,988
Principal payments on revolving credit facility	—	(20,000)	(20,000)
Principal payments on term loan	—	—	(631)
Proceeds from exercise of convertible preferred stock warrants	—	—	813
Other	279	(297)	(298)
Net cash provided by financing activities	6,298	107,750	25,052
Net increase (decrease) in cash and cash equivalents	6,212	71,112	(3,074)
Cash and cash equivalents—beginning of period	91,905	20,793	23,867
Cash and cash equivalents—end of period	$98,117	$91,905	$20,793
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$980	$1,108	$698
Cash paid for interest	$170	$503	$1,208

The accompanying notes are an integral part of these consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$2,840	$5,379	$5,638
Vesting of early exercised stock options	$444	$771	$654
Purchases of property and equipment included in accounts payable and accrued liabilities	$486	$78	$167
Conversion of preferred stock into common stock	$—	$127,325	$—
Accretion of Series D redeemable convertible preferred stock	$—	$1,150	$1,982
Costs related to the initial public offering included in accounts payable and accrued liabilities	$—	$75	$1,776
Issuance of convertible promissory note in relation to settlement of litigation	$—	$—	$70,000
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital upon the exercise of the convertible preferred stock warrants	$—	$—	$2,199

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats at scale. During 2015, we offered three software based advanced application networking and network security solutions to address end-customer needs, including Application Delivery Controllers ("ADC") to optimize web and back-office application performance, Carrier Grade Network Address Translation ("CGN") to provide network address and protocol translation services for service provider networks and Threat Protection System ("TPS") for network-wide multi-vector DDoS security protection. Our solutions are cloud-ready and available, in variety of form factors such as optimized hardware appliances, in the cloud as software, and as virtual appliances.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

We had no comprehensive income (loss) other than our net income (loss), hence our comprehensive income (loss) is the same as the net income (loss) for all periods presented. Pursuant to the accounting guidance provided by Accounting Standard Codification ("ASC") 220 Comprehensive Income, we did not present statements of comprehensive income (loss) for the periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect including revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, contingencies and litigation, income taxes and determination of fair value of stock-based compensation. These estimates are based available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. We recorded $0.5 million, $2.0 million and $2.1 million foreign exchange loss as part of interest income and other income (expense), net in the Consolidated Statements of Operations during the years ended December 31, 2015, 2014 and 2013.

Vendor Business Concentration

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Our cash and cash equivalents are invested in high-credit quality financial instruments with banks and financial institutions. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, are subject to minimal credit risk. Our bank deposits may be in excess of insured limits provided on such deposits.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented, or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
Customers
Customer A	*	13%	*
Customer B	*	*	15%
Customer C	*	*	10%

* represents less than 10% of total revenue

Two of our customers account for 27% (Customer D) and 11% (Customer A) of our gross accounts receivable as of December 31, 2015. No customer accounted for 10% or more of our total gross accounts receivable as of December 31, 2014.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds. As of December 31, 2015 and 2014, our total cash and cash equivalents was $98.1 million and $91.9 million, respectively.

Fair Value Measurement

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

As of December 31, 2015 and 2014, our financial instruments entirely consist of Level I assets. Level I assets include highly liquid money market funds that are included in cash and cash equivalents.

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

Inventory

Inventory consists primarily of finished goods and related component parts and is stated at the lower of standard cost, (which approximates actual cost on a first-in, first-out basis), or market value (estimated net realizable value). We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the accompanying Consolidated Statements of Operations.

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

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware and perpetual software license revenue; and (ii) services revenue, which include post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

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

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one year, but can be up to five years. Unearned PCS revenue is included in deferred revenue.

Professional service revenue primarily consists of the fees we earn related to installation and consulting services. We recognize revenue from professional services upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 30 to 90 days from the start of service.

Multiple-Element Arrangements

Our hardware with the embedded software solutions (which is a proprietary operating system that together with the hardware delivers the functionality desired by our customers), is considered a separate unit of accounting from PCS because it has value to the customer on a standalone basis and our sales arrangements do not include a right of return for delivered products. For multiple-element arrangements, we allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price method. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or service.

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

Deferred Revenue

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue primarily represents PCS contracts billed in advance and revenue is recognized ratably over the service contract term, typically one to five years. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the Consolidated Balance Sheets date.

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

We estimate the fair value of market-performance based restricted stock units ("MSUs") using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.

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

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on actual historical returns experience and the application of those historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2015, 2014 and 2013.

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

401(k) Profit Sharing Plan

We have a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code that is offered to all of our United States employees. Participants in the plan may elect to contribute up to $18,000 of their annual compensation to the plan for the 2015 calendar year. Individuals who were 50 or older may contribute an additional $6,000 of their annual income. We recorded $0.8 million employer matching contribution during 2015. We did not make matching or discretionary contributions to this plan during 2014 and 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The original effective date of this accounting standard was annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new accounting standard. This updated standard is effective for us on January 1, 2018. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations and method of adoption.

In April 2015, the FASB issued 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU No. 2015-03. This accounting guidance requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU No. 2015-15 at the beginning of 2016 and this adoption did not have a material effect on our consolidated financial statements.

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

In November 2015, the FASB issued an update to ASU No. 2015-17 Income Taxes: Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We elected to prospectively adopt the accounting standard in the fourth quarter of 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted.

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

Cash and cash equivalents are carried at fair value. Our money market funds are classified within Level 1 of the fair value hierarchy, as these instruments are valued using quoted market prices. Specifically, we value our investments in money market securities based on quoted market prices in active markets. As of December 31, 2015 and 2014, we had no assets or liabilities classified within Level II or Level III and there were no transfers of instruments between Level I, Level II and Level III regarding fair value measurement.

The following table sets forth the fair value of our financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2015		December 31, 2014
	Level 1	Total	Level 1	Total
Financial Assets
Money market funds	$71,081	$71,081	$51,047	$51,047

We did not have realized gains or losses for the years ended December 31, 2015 and 2014 related to our financial assets.

3. Balance Sheets and Statement of Operations Components

Allowance for Doubtful Accounts and Sales Return Reserve

For the years ended December 31, 2015, 2014 and 2013, allowance for doubtful accounts and sales return reserve consisted of the following activity (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Allowance for doubtful accounts, beginning balance	$1,904	$1,836	$1,494
Charged to expenses	1,590	76	1,068
Write-offs	(607)	(8)	(726)
Allowance for doubtful accounts, ending balance	$2,887	$1,904	$1,836

	December 31, 2015	December 31, 2014	December 31, 2013
Sales return reserve, beginning balance	$1,342	$902	$500
Charged to revenue	940	858	720
Utilization	(1,102)	(418)	(318)
Sales return reserve, ending balance	$1,180	$1,342	$902

Inventory

Components of inventory as of December 31, 2015 and 2014 are shown below (in thousands):

	December 31, 2015	December 31, 2014
Raw materials	$9,418	$9,922
Finished goods	8,873	10,779
Total inventory	$18,291	$20,701

Property and Equipment, Net

Components of property and equipment, net as of December 31, 2015 and 2014 are shown below (in thousands):

	Estimated Useful Life (in Years)	December 31, 2015	December 31, 2014
Equipment	1-3	$35,836	$30,486
Software	1-3	3,548	3,197
Leasehold improvements	Lesser of the term of the lease or the estimated useful life	2,492	1,780
Furniture and fixtures	3	864	860
Construction in progress	—	83	201
Property and equipment, gross		42,823	36,524
Less: accumulated depreciation and amortization		(33,920)	(25,744)
Total property and equipment, net		$8,903	$10,780

Depreciation and amortization on our property and equipment for the years ended December 31, 2015, 2014 and 2013 was $8.6 million, $10.0 million and $6.9 million.

Deferred Revenue

Deferred revenue as of December 31, 2015 and December 31, 2014 consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred revenue:
Products	$3,233	$2,379
Services	69,571	54,841
Total deferred revenue	72,804	57,220
Less: current portion	(49,572)	(39,256)
Non-current portion	$23,232	$17,964

Accrued Liabilities

Accrued liabilities as of December 31, 2015 and December 31, 2014 consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued compensation and benefits	$18,134	$14,447
Accrued tax liabilities	4,520	2,554
Other	5,103	5,434
Total accrued liabilities	$27,757	$22,435

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

4. Credit Facility

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We had no outstanding borrowings under this credit facility as of December 31, 2015 and 2014. The revolving credit facility expires on September 30, 2016.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt to trailing adjusted EBITDA as defined by the credit agreement. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of December 31, 2015.

In addition, we incurred $1.0 million of debt issuance costs that were directly attributable to the issuance of this revolving credit facility which are amortized to interest expense over the three-year term of this credit facility. The unamortized debt issuance costs was $0.3 million and $0.5 million as December 31, 2015 and 2014, and were included within other non current assets in our Consolidated Balance Sheets. We are also required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. We account for and disclose possible loss related to these proceedings in accordance with our accounting policy as stated in Note 1. Description of Business and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K

In November 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing patent holding company, filed a lawsuit against us in the United States District Court for the District of Delaware, alleging that our AX and Thunder series products infringe two of their U.S. patents. In June 2015, we entered into a settlement agreement whereby we obtained a fully-paid up license and the case was dismissed.

On January 29, 2015, A10, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014, initial public offering ("IPO") were named as defendants in a putative class action lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207. Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015).  On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207 (the “Securities Class Action”). On June 30, 2015, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint seeks unspecified compensatory damages and other relief. On July 31, 2015, the defendants filed demurrers, which the plaintiffs opposed.  On November 12, 2015, the Superior Court issued an order overruling the joint demurrer in part.  The Superior Court sustained the demurrer, with leave to amend within ten days, with respect to claims against A10 and one of our directors under Section 12 of the Securities Act of 1933.  On November 23, 2015, plaintiffs filed their First Amended Consolidated Class Action Complaint, which defendants answered on January 8, 2016. A case management conference is scheduled for May 20, 2016, to address the schedule of upcoming discovery. We intend to vigorously defend this lawsuit.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”). We were also named as a nominal defendant.  The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. On January 29, 2016, defendants filed a joint demurrer to all claims, together with a motion to strike certain allegations. In addition, also on January 29, 2016, we filed a motion to stay the Derivative Action pending the resolution of the related Securities Class Action. We intend to vigorously defend this lawsuit.

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

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date.

In 2008, we entered into a technology licensing arrangement that requires us to make payments over the life of the associated patents which are expected to expire in 2020.

In March 2015, we financed $0.3 million of computer and network related equipment under a capital lease arrangement. As of December 31, 2015, we had $0.3 million outstanding borrowing under this financing agreement.

As of December 31, 2015, the aggregate future noncancelable minimum lease and purchase commitments from our contract manufacturing agreements consist of the following (in thousands):

Year Ending December 31,	Minimum Future Lease Payments For Operating Lease	Capital Lease Obligations	Purchase Commitments	Technology Licensing Agreements	Total
2016	$2,525	$105	$6,113	$140	$8,883
2017	2,033	105	—	140	2,278
2018	1,841	77	—	140	2,058
2019	1,684		—	140	1,824
2020	288		—	—	288
	$8,371	$287	$6,113	$560	$15,331

Rent expense was $3.5 million, $3.4 million and $2.9 million in 2015, 2014 and 2013, respectively.

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

6. Equity Award Plans

Equity Incentive Plans

2008 Plan

We adopted the 2008 Stock Plan (the "2008 Plan") for the purpose of granting stock-based awards to eligible service providers, which included our employees, directors, and consultants as well as employees and consultants of our subsidiaries. With the establishment of the 2014 Equity Incentive Plan (the "2014 Plan") in March 2014, we terminated the 2008 Plan. Upon such termination, we ceased granting any awards under the 2008 Plan and only options to purchase shares of our Common Stock outstanding as of such date remain under this plan. The remaining shares available for future grant pursuant to options or other stock-based awards under the 2008 Plan were canceled.

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by our board of directors and approved by our stockholders in March 2014. The 2014 Plan provides for the granting of stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares to our employees, directors and consultants, and our subsidiary corporations’ employees and consultants.

As of December 31, 2014, we had 1,343,743 shares available for future grant. Annually, the shares authorized for the Plan will increase by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2015, the number of shares in the 2014 Plan was increased by 3,078,645 shares, which represents 5% of the prior year end’s common stock outstanding.

In addition, effective as of June 10, 2015, our Board of Directors adopted, and our stockholders approved, an amendment and restatement of our 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares subject to awards granted under the 2008 Plan that were canceled or otherwise forfeited or repurchased by us after March 20, 2014. A maximum of additional 8,310,566 shares may become available for issuance under the 2014 Plan as a result of awards granted under the 2008 Plan that are canceled or otherwise forfeited or repurchased. As of December 31, 2015, 1,640,324 shares of our common stock were eligible to be added to the 2014 Plan share reserve in accordance with the amendment and restatement of the 2014 Plan. During the year ended December 31. 2015, we granted 408,500 stock options and 1,798,247 restricted stock units ("RSUs") under the 2014 Plan to our employees, directors and consultants. As of December 31, 2015, we have 3,364,304 shares available for future grant, excluding shares eligible to be added from the 2008 Plan.

Vesting periods of awards granted under the 2014 Plan are determined by the board of directors or other committees responsible for administering the 2014 Plan (the "Plan Administrators"). The Plan Administrators determine the contractual terms of awards granted under the 2014 Plan, provided that incentive stock options and stock appreciation rights granted expire no more than ten years from the grant date. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and expire five years from the date of grant. For incentive stock options granted to any other employee, and nonstatutory stock options and stock appreciation rights granted to employees, directors or consultants, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant.

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

As of December 31, 2014, we had 1,031,316 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. In January 2015, we increased common shares reserved for future purchase by 615,729 shares in accordance with the provisions of the 2014 Purchase Plan. The participants of the plan purchased 1,105,015 shares during 2015 and as of December 31, 2015, we have 542,030 shares available for future purchase.

Early Exercise of Stock Options

We have allowed certain of our employees and directors to exercise options granted under the stock option plans prior to vesting. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds from the early exercise of stock options initially are recorded in other non-current liabilities and reclassified to common stock as our repurchase right lapses. As of December 31, 2015 and 2014, 51,884 and 196,217 shares held by employees and directors were subject to repurchase at an aggregate price of $0.3 million and $1.0 million.

Option Exchange Program

On November 19, 2015, we commenced an option exchange which permitted employees and service providers to surrender certain outstanding stock options for cancellation in exchange for the grant of replacement RSUs covering a lesser number of shares, subject to a different vesting schedule. This option exchange was completed on December 17, 2015. A total of 344,248 options to purchase shares of common stock with a weighted-average exercise price of $13.58 per share were cancelled and replaced with 109,743 RSUs, with per share fair value of $6.76, on December 17, 2015. The replacement RSUs will start to vest on the one-year anniversary of the RSU grant date. We accounted for this option exchange as a stock option modification in accordance with the provisions of ASC 718 Shared-Based Compensation. We will record incremental expense of $56,000 in addition to the remaining expense attributable to the exchanged stock options to be amortized over the vesting period of the new awards.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Total stock-based compensation recognized for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation by type of award:
Stock options	$5,565	$5,852	$4,282
Restricted stock units	8,871	3,217	—
Employee stock purchase plan	2,425	3,290	—
	$16,861	$12,359	$4,282

Stock-based compensation by category of expense:
Cost of revenue	$1,533	$1,063	$162
Sales and marketing	7,735	5,829	2,228
Research and development	5,437	3,932	1,356
General and administrative	2,156	1,535	536
Total stock-based compensation	$16,861	$12,359	$4,282

As of December 31, 2015, we had $23.9 million in unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested RSUs and MSUs and 2014 Purchase Plan awards which will be recognized over a weighted-average period of 2.5 years.

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

Stock Options

The following table summarizes our stock option activity and related information as of and for the year ended December 31, 2015 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	11,084	5.18	7.9
Granted	409	$4.84
Exercised	(752)	$3.07
Canceled (1)	(1,450)	$8.76
Outstanding as of December 31, 2015	9,291	$4.78	7.0	$20,975
Vested and expected to vest as of December 31, 2015	8,989	$4.76	6.9	$20,464
Vested and exercisable as of December 31, 2015	5,676	$4.19	6.1	$15,727
_____________________________________
(1) Common shares granted under the 2008 Plan and canceled after March 21, 2014 are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During 2015, 732,377 shares of the canceled stock options were eligible to be reallocated to the 2014 Plan share reserve.

As of December 31, 2015, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.56 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the year ended December 31, 2015, 2014 and 2013 (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2015	2014	2013
Total fair value of options granted	$869	$11,683	$13,866
Weighted average fair value of options granted	$2.13	$2.79	$3.28
Intrinsic value of options exercised	$2,299	$14,863	$3,390

The estimated grant-date fair value of our equity-based awards issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected term (in years)	4.80	4.82	6.02-6.08
Risk-free interest rate	1.60%	1.80%	1.12%-1.76%
Expected volatility	50%	41%	46%
Dividend rate	—%	—%	—%

Restricted Stock Units

We have granted time-based RSUs to our employees, directors and consultants and MSUs to certain executive officers.

Time-based Restricted Stock Units

A summary of RSU activities for the year ended December 31, 2015, is as follows (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Remaining Service Period (Years)	Aggregated Intrinsic Value
Outstanding as of December 31, 2014	2,388	$8.97
Granted	1,758	$5.95
Released	(845)	$9.78
Canceled	(429)	$8.98
Outstanding as of December 31, 2015	2,872	$6.88	1.6	$18,840

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on December 31, 2015. This amount will fluctuate based on the market value of our stock

The aggregate fair value of RSUs released as of the respective vesting dates was approximately $5.6 million for the year ended December 31, 2015.

Market Performance-based Restricted Stock Units

We granted MSUs covering 40,000 shares and 540,000 shares of our common stock to certain company executives during the years ended December 31, 2015 and 2014. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder. No MSUs were vested or were released during the years ended December 31, 2015 and 2014.

The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Years Ended December 31,
	2015	2014
Expected term (in years)	2.72	2.82
Risk-free interest rate	1.17%	1.40%
Expected volatility	35.2%	36.2%
Dividend rate	—%	—%

For the year ended December 31, 2015, the estimated weighted average fair value of these market-based units was $0.87 using a Monte Carlo simulation model with the assumptions discussed above. The total aggregated intrinsic value for the MSUs granted was $3.8 million as of December 31, 2015, which represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2015 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs vested and been released on December 31, 2015. This amount will fluctuate based on the fair market value of our stock.

For the year ended December 31, 2014, the estimated weighted average fair value of these market-based units was$0.86 using a Monte Carlo simulation model with the assumptions discussed above. The total aggregated intrinsic value for the MSUs granted was $2.4 million as of December 31, 2014.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan awards was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.48%	0.26%
Expected volatility	40.7%	27.4%
Dividend rate	—%	—%

7. Net Loss Per Share Attributable To Common Stockholders

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the effect of common stock equivalents, unless the common stock equivalents are anti-dilutive. Potential dilutive common stock includes stock options, restricted stock units and employee stock purchase plan awards. Since we had net losses attributable to common stockholders in the years ended December 31, 2015, 2014 and 2013, none of the stock options, restricted stock units and employee stock purchase plan awards were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table summarizes the incremental shares of common stock from potentially dilutive securities, calculated using the treasury stock method (in thousands, except for per share data):

	Years Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(40,034)	$(35,870)	$(29,078)
Denominator:
Weighted-average shares outstanding - basic	62,428	48,682	9,262
Effect of dilutive potential common shares	—	—	—
Weighted-average shares outstanding - diluted	62,428	48,682	9,262
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.64)	$(0.74)	$(3.14)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock and convertible preferred stock (on an as if converted basis)	—	—	34,462
Stock options, restricted stock units and employee stock purchase plan awards	10,124	6,415	8,498
Common stock subject to repurchase	52	196	341
Convertible preferred stock warrants	—	—	44
	10,176	6,611	43,345

8. Income Taxes

The geographical breakdown of income (loss) before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic loss	$(41,677)	$(35,593)	$(28,313)
Foreign income	2,390	2,380	1,857
Loss before provisions for income taxes	$(39,287)	$(33,213)	$(26,456)

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current provision for income taxes:
State	$55	$24	$33
Foreign	675	1,054	599
Total current	730	1,078	632
Deferred tax benefits:
Foreign	17	429	8
Total deferred	17	429	8
Provision for income taxes	$747	$1,507	$640

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$(13,358)	34.0%	$(11,292)	34.0%	$(8,995)	34.0%
State tax - net of federal benefits	36	(0.1)%	16	(0.1)%	22	(0.1)%
Foreign rate differential	(422)	1.1%	231	(0.7)%	(115)	0.4%
Changes in federal valuation allowance	11,926	(30.4)%	10,547	(31.8)%	8,051	(30.4)%
Stock-based compensation	1,845	(4.7)%	1,041	(3.1)%	1,230	(4.7)%
Other permanent items	415	(1.1)%	513	(1.5)%	346	(1.3)%
Expenses for uncertain tax positions	227	(0.6)%	330	(1.0)%	90	(0.3)%
Other	78	(0.1)%	121	(0.4)%	11	—%
Provision for income taxes	$747	(1.9)%	$1,507	(4.6)%	$640	(2.4)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$46,317	$41,941
Research and development credits, net of uncertain tax positions	9,517	7,064
Accruals, reserves, and other	17,904	12,526
Stock-based compensation	2,700	1,585
Depreciation and amortization	2,735	2,379
Gross deferred tax assets	79,173	65,495
Valuation allowance	(77,643)	(63,620)
Total deferred tax assets	1,530	1,875
Deferred tax liabilities:
Others	(805)	(1,167)
Total deferred tax liabilities	(805)	(1,167)
Net deferred tax assets	$725	$708

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet.  Although ASU No. 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016, early adoption is allowed.  We early adopted ASU No. 2015-17 effective December 31, 2015 and have classified $0.7 million of current deferred tax assets from Other current assets to Other assets on the Consolidated Balance Sheets. We consider this change an improvement in the usefulness of information provided to users of our financial statements. We applied this standard prospectively and did not retrospectively adjust any prior periods. The adoption had no impact on our results of operations.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $77.6 million and $63.6 million against the net U.S. deferred tax assets as of December 31, 2015 and 2014. For the years ended December 31, 2015, 2014 and 2013, the valuation allowance increased by $14.0 million, $11.2 million and $10.4 million, respectively.

As of December 31, 2015 and 2014, we had U.S. federal net operating loss carryforwards of $130.6 million and $117.1 million and state net operating loss carryforwards of $68.4 million and $62.6 million. We track the portion of our net operating loss attributable to stock option benefits in accordance with ASC 718 Compensation-Share Compensation, therefore, these amounts are no longer included in our gross or net deferred tax assets. The gross tax benefit of stock options totals $6.2 million at December 31, 2015, and will only be recorded to additional paid in capital when these benefits reduce cash taxes payable. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2026, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2016, if not utilized.

Additionally, as of December 31, 2015 and 2014, we had U.S. federal research and development credit carryforwards of $6.4 million and $4.9 million and state research and development credit carryforwards of $6.4 million and $4.6 million. The federal credit carryforwards will begin to expire at various dates beginning in 2026 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code Section 382 and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries' earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings' in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2015 and 2014, the undistributed earnings approximated $3.9 million and $1.8 million, respectively. The determination of the future tax consequence of the remittance of these earnings is not practicable.

Uncertain Tax Positions

As of December 31, 2015 and 2014, we had gross unrecognized tax benefits of $2.6 million and $2.2 million. We have accrued net interest expense of $1,000 (i.e., there was $14,000 of gross accrued interest expense offset by $13,000 of interest released due to a lapse of statute of limitations) related to unrecognized tax benefits reflected in the consolidated financial statements for the year ended December 31, 2015. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits—beginning balance	$2,195	$1,846	$1,463
Increases (decrease) related to tax positions from prior years	(4)	340	—
Increases related to tax positions taken during current year	361	278	383
Decreases related to tax positions taken during the current year	—	(269)	—
Gross unrecognized tax benefits—ending balance	$2,552	$2,195	$1,846

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2015, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.8 million.

We believe that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2004 through the current period. We are not currently under examination in any major jurisdiction.

9. Segment Information

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

The following table represents revenue by geographic regions based on customers' location, as determined by their ship to addresses (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$106,842	$85,325	$68,127
Japan	35,636	45,787	39,581
Asia Pacific, excluding Japan	23,847	20,434	15,052
EMEA	27,193	19,254	12,087
Other	5,437	8,707	6,891
Total revenue	$198,955	$179,507	$141,738

 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of December 31, 2015 and 2014 was as follows (in thousands):

	As of December 31,
	2015	2014
United States	$8,062	$9,702
Other	1,708	2,075
Total property and equipment, net and intangible assets, net	$9,770	$11,777

10. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party. During the years ended December 31, 2015, 2014 and 2013, we recognized $2.2 million, $2.8 million and $4.4 million total revenue from this reseller.

We had gross accounts receivable of $0.4 million from this reseller as of December 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon our management’s evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting  based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Our independent registered public accounting firm, Deloitte & Touche, LLP, is not required to and has not issued a formal attestation report as of December 31, 2015 and will not be required to do so until the year following the date that we are no longer an emerging growth company as defined in the JOBS Act.

Remediation of Prior Year Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting related to the incorrect methodology used to compute share-based compensation associated with our Employee Stock Purchase Plan for the fourth quarter of 2014, which resulted in a material adjustment to decrease share-based compensation in our fourth quarter ended December 31, 2014. The adjustment did not result in a restatement as the error was identified before financial information was published. Over the past year, with the oversight of our management and our audit committee, we have implemented the following steps:

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

These controls have been operational for a sufficient period of time to allow our management to conclude that these controls are operating effectively and the material weakness is considered remediated.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal year ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. Directors, Executive Officers And Corporate Governance

The information required by this item will be included under the captions ““Executive Officers,” Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2016 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year-end December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our 2016 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2016 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2016 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2016 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

PART IV.
ITEM 15. Exhibits And Financial Statement Schedules

(a) Financial Statements

1.	Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Date: February 29, 2016

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lee Chen	Chief Executive Officer, President and Director	February 29, 2016
Lee Chen	(Principal Executive Officer)

/s/ Greg Straughn	Chief Financial Officer	February 29, 2016
Greg Straughn	(Principal Accounting and Financial Officer)

/s/ Robert Cochran	Vice President, Legal and Corporate Collaboration	February 29, 2016
Robert Cochran	and Secretary and Director

/s/ Peter Y. Chung	Director	February 29, 2016
Peter Y. Chung

/s/ Alan S. Henricks	Director	February 29, 2016
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	February 29, 2016
Phillip J. Salsbury

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Description	Form	File No,	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-194015	3.1	March 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2004 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.1	May 13, 2014
10.3*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.4*	Amended and Restated 2014 Equity Incentive Plan
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen.	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan.	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated May 31, 2011, by and between the Registrant and Greg Straughn.	S-1/A	333-194015	10.8	March 10, 2014
10.13*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran.	S-1/A	333-194015	10.9	March 10, 2014
10.14*	Offer Letter, dated July 18, 2013, by and between the Registrant and Ray Smets.	S-1/A	333-194015	10.10	March 10, 2014
10.15*	Offer Letter, dated March 15, 2015, by and between the Registrant and Sanjay Kapoor.
10.16	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.12	February 18, 2014
10.17	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.13	February 18, 2014
10.18	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.14	February 18, 2014
10.19	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.15	February 18, 2014
10.20	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.16	February 18, 2014
10.21	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.17	February 18, 2014

Exhibit Number		Incorporated By Reference
	Description	Form	File No,	Exhibit	File Date
10.22	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.18	February 18, 2014
10.23	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.19	February 18, 2014
10.24	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.20	February 18, 2014
10.25	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.26	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.21	February 18, 2014
10.27	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.22	February 18, 2014
10.28	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.29	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.30	Credit Agreement, dated as of September 30, 2013, among the Registrant, Royal Bank of Canada, as lender and administrative agent, and JPMorgan Chase Bank, N.A., and Bank of America, N.A., as lenders.	S-1/A	333-194015	10.24	March 10, 2014
10.31*	Form of Change in Control and Severance Agreement.	S-1/A	333-194015	10.25	March 10, 2014
10.32*	Executive Incentive Compensation Plan
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.

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