Form 10-Q
period 2016-03-31
A10 Networks, Inc.
filed 2016-05-05
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 29, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 64,471,080.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$38,196	$98,117
Marketable securities	69,278	—
Accounts receivable, net of allowances of $3,625 and $4,067 as of March 31, 2016 and December 31, 2015	41,941	57,778
Inventory	17,173	18,291
Prepaid expenses and other current assets	6,423	5,064
Total current assets	173,011	179,250
Property and equipment, net	8,641	8,903
Other non-current assets	4,119	4,398
Total Assets	$185,771	$192,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,562	$10,508
Accrued liabilities	24,442	27,757
Deferred revenue, current	50,718	49,572
Total current liabilities	84,722	87,837
Deferred revenue, non-current	24,125	23,232
Other non-current liabilities	1,285	1,414
Total Liabilities	110,132	112,483
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of March 31, 2016 and December 31, 2015; 64,426 and 64,172 shares issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	306,936	301,886
Accumulated other comprehensive income	56	—
Accumulated deficit	(231,354)	(221,819)
Total Stockholders' Equity	75,639	80,068
Total Liabilities And Stockholders' Equity	$185,771	$192,551
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Products	$36,374	$30,516
Services	17,430	13,501
Total revenue	53,804	44,017
Cost of revenue:
Products	8,698	7,063
Services	4,529	3,723
Total cost of revenue	13,227	10,786
Gross profit	40,577	33,231
Operating expenses:
Sales and marketing	26,768	24,522
Research and development	14,777	14,309
General and administrative	6,661	7,527
Litigation and settlement expense	1,791	445
Total operating expenses	49,997	46,803
Loss from operations	(9,420)	(13,572)
Other income (expense), net:
Interest expense	(126)	(127)
Interest income and other income (expense), net	215	27
Total other income (expense), net	89	(100)
Loss before provision for income taxes	(9,331)	(13,672)
Provision for income taxes	204	62
Net loss	$(9,535)	$(13,734)
Net loss per share:
Basic and diluted	$(0.15)	$(0.22)
Weighted-average shares used in computing net loss per share:
Basic and diluted	64,309	61,485

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,535)	$(13,734)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	56	—
Comprehensive loss	$(9,479)	$(13,734)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,535)	$(13,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,906	2,489
Stock-based compensation	4,612	4,633
Other non cash items	276	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	15,641	1,311
Inventory	772	185
Prepaid expenses and other assets	(1,167)	709
Accounts payable	(824)	(987)
Accrued liabilities	(3,351)	(2,544)
Deferred revenue	2,039	2,438
Other	69	3
Net cash provided by (used in) operating activities	10,438	(5,498)
Cash flows from investing activities:
Purchases of marketable securities	(69,530)	—
Proceeds from sales of marketable securities	214	—
Purchases of property and equipment	(1,388)	(901)
Net cash used in investing activities	(70,704)	(901)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	370	64
Other	(25)	—
Net cash provided by financing activities	345	64
Net decrease in cash and cash equivalents	(59,921)	(6,335)
Cash and cash equivalents—beginning of period	98,117	91,905
Cash and cash equivalents—end of period	$38,196	$85,570
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$345	$747
Purchases of property and equipment included in accounts payable and accrued liabilities	$364	$485

See accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in
California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats at scale. We offer four software based advanced application networking and network security solutions to address end-customer needs, including Application Delivery Controllers ("ADC") to optimize web and back-office application performance, Carrier Grade Network Address Translation ("CGN") to provide network address, protocol translation services for service provider networks and Threat Protection System ("TPS") for network-wide multi-vector DDoS security protection and Convergent Firewall ("CFW") for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications. Our solutions are cloud-ready and available, in a variety of form factors such as optimized hardware appliances, in the cloud as software, and as virtual appliances.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in the Annual Report on Form 10-K filed with the SEC on March 1, 2016.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, fair value of marketable securities, contingencies and litigation, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

Marketable securities

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as current assets based on their availability for use in current operations. Unrealized gains or losses are reported in accumulated other comprehensive income, net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method, and are reflected in our Condensed Consolidated Statements of Operations. Realized gains or losses and charges for other-than-temporary declines in value, if any, on marketable securities are reported in interest and other income (expense), net as incurred.

We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, we will record an impairment charge and establish a new cost basis in the investment.

There have been no other changes to the significant accounting policies described in the 2015 Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash, cash equivalents and marketable securities are invested in high-credit quality financial instruments maintained with banks and financial institutions. Management believes that the financial institutions that hold our cash, cash equivalents and marketable securities are financially sound and, accordingly, are subject to minimal credit risk. In some instances, deposits held with banks and financial institutions may be in excess of insured limits provided on such deposits.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
Customers	2016	2015
Customer A	11%	*

* represents less than 10% of total revenue

As of March 31, 2016, one customer (Customer A) accounted for 16% of our total gross accounts receivable. As of December 31, 2015, no customer accounted for 10% or more of our total gross accounts receivable.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These accounting updates provide supplemental adoption guidance and clarification to ASC No. 2014-09 Revenue from Contracts with Customers. ASU No. 2016-08 and ASU No. 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. We are currently evaluating the impact of the adoption of ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10 on our consolidated financial position or results of operations and method of adoption.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with SEC on March 1, 2016, that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

As of March 31, 2016, the estimated fair value of our marketable securities, classified as available for sale, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposits	$8,500	$4	$—	$8,504
Corporate securities	28,702	72	(3)	28,771
Commercial paper	19,431	11	—	19,442
Asset-backed securities	12,558	5	(2)	12,561
	$69,191	$92	$(5)	$69,278

For the three months ended March 31, 2016, realized gains were immaterial. During the three months ended March 31, 2016, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gain or losses. We did not have any marketable securities as of December 31, 2015.

The following table summarizes the contractual maturities of our marketable securities as of March 31, 2016 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$29,445	$29,463
Due between one year to three years	39,746	39,815
Total available for sale marketable securities	$69,191	$69,278

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position as of March 31, 2016 consisted of the following (in thousands):

	Fair Value	Unrealized Losses
Corporate securities	$3,705	$(3)
Asset-backed securities	3,150	(2)
	$6,855	$(5)

As of March 31, 2016, no marketable securities were in a continuous unrealized loss position for more than twelve months. We do not intend to sell any of these investments, and it is not more likely than not, that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these marketable securities as of March 31, 2016.

Fair Value Measurements

Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities. Our cash equivalents, which include money market funds, are measured and recorded at fair value on a recurring basis. Marketable Securities are comprised of Certificate of Deposit, Corporate Securities, Commercial Paper and Asset-backed securities and we measure the fair value at the measurement date using the three-tier fair value hierarchy as described below. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Our Level I assets consist of highly liquid money market funds that are included in cash and cash equivalents.

Level II—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities;

Our Level II assets consist of Certificates of Deposit, Corporate Securities, Commercial Paper and Asset-backed securities.

Level III—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

We did not have any Level III assets and liabilities as of March 31, 2016 and December 31, 2015.

The following table sets forth the fair value of our cash, cash equivalents and marketable securities on a recurring basis, by level, within the fair value hierarchy (in thousands):

	March 31, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Cash	$36,287		$36,287	$27,036		$27,036
Level I
Money market funds	$1,909	$—	$1,909	$71,081	$—	$71,081
	1,909	—	1,909	71,081	—	71,081
Level II
Certificates of deposit	—	8,504	8,504	—	—	—
Corporate securities	—	28,771	28,771	—	—	—
Commercial paper	—	19,442	19,442	—	—	—
Asset-backed securities	—	12,561	12,561	—	—	—
	—	69,278	69,278	—	—	—
Total	$38,196	$69,278	$107,474	$98,117	$—	$98,117

3. Balance Sheets and Statements of Operations Components
Inventory
Components of inventory as of March 31, 2016 and December 31, 2015 are shown below (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$7,992	$9,418
Finished goods	9,181	8,873
Total inventory	$17,173	$18,291

Property and Equipment, Net

Components of property and equipment, net as of March 31, 2016 and December 31, 2015 are shown below (in thousands):

	March 31, 2016	December 31, 2015
Equipment	$37,094	$35,836
Software	3,782	3,548
Furniture and fixtures	866	864
Leasehold improvements	2,536	2,492
Construction in progress	83	83
Property and equipment, gross	44,361	42,823
Less: accumulated depreciation and amortization	(35,720)	(33,920)
Total property and equipment, net	$8,641	$8,903

Depreciation and amortization on our property and equipment for the three months ended March 31, 2016 and 2015 was $1.9 million and $2.5 million.

Deferred Revenue

Deferred revenue as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred revenue:
Products	$2,974	$3,233
Services	71,869	69,571
Total deferred revenue	74,843	72,804
Less: current portion	(50,718)	(49,572)
Non-current portion	$24,125	$23,232

Accrued Liabilities

Accrued liabilities as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$17,079	$18,134
Accrued tax liabilities	2,025	4,520
Other	5,338	5,103
Total accrued liabilities	$24,442	$27,757

4. Credit Facility
In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year, $35.0 million, revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We are required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility. We had no outstanding borrowings under this credit facility as of March 31, 2016 and December 31, 2015. The revolving credit facility expires on September 30, 2016.
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
Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, which are described in Note 4, Credit Facility of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of March 31, 2016.

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

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014 initial public offering ("IPO") were named as defendants in a putative class action lawsuit alleging violations of the federal Securities Act of 1933 filed in the Superior Court of the State of California, County of Santa

Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207.  Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015).  On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207.

 On April 6, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action and providing that we will make a payment of $0.8 million, net of the expected proceeds of insurance policies. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. The settlement remains subject to stockholder notice, court approval and other customary conditions. A case management conference is currently scheduled for August 5, 2016.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”).  We were also named as a nominal defendant.  The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. On January 29, 2016, defendants filed a joint demurrer to all claims, together with a motion to strike certain allegations. In addition, also on January 29, 2016, we filed a motion to stay the Derivative Action pending the resolution of the related Securities Class Action. These motions are currently scheduled to be heard on June 24, 2016. We intend to vigorously defend this lawsuit.

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

As of December 31, 2015, we had 3,364,304 shares available for future grant. Annually, the shares authorized for the Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2016, the number of shares in the 2014 Plan was increased by 4,851,535 shares, which consisted of 3,211,211 shares, representing 5% of the prior year end’s common stock outstanding and 1,640,324 shares for awards under our 2008 Plan that have been canceled, forfeited or repurchased by us between March 21, 2014 and December 31, 2015.

During the three months ended March 31, 2016 we granted 672,000 stock options and 2,751,238 stock awards under the 2014 Plan to our employees, directors and consultants. As of March 31, 2016, we have 5,111,469 shares available for future grant, excluding shares eligible to be added from the 2008 Plan as a result of awards that have been canceled, forfeited or repurchased by us after December 31, 2015.

As of March 31, 2016, 111,132 shares of our common stock were eligible to be added to the 2014 Plan share reserve which represents awards under our 2008 Plan that have been canceled, forfeited or repurchased by us during the three months ended March 31, 2016.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014.

As of December 31, 2015, we had 542,030 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. On January 1, 2016, the common shares reserved for future purchase was increased by 642,242 shares in accordance with the provisions of the 2014 Purchase Plan. As of March 31, 2016, we have 1,184,272 shares available for future purchase.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. The following is a summary of stock-based compensation for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan recognized during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation by type of award:
Stock options	$1,100	$1,477
Stock awards	2,960	1,934
Employee stock purchase plan	552	1,222
Total stock-based compensation	$4,612	$4,633

Stock-based compensation by category of expense:
Cost of revenue	$365	$471
Sales and marketing	2,085	2,066
Research and development	1,431	1,585
General and administrative	731	511
	$4,612	$4,633

As of March 31, 2016, we had $33.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested stock awards and 2014 Purchase Plan purchases. This unamortized stock-based compensation expense will be recognized over a weighted-average period of 2.8 years.

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

The grant date fair value of RSUs that have time or performance based vesting conditions contingent upon meeting financial and operational targets are equal to the closing market price of our common stock on the grant date.

We estimate the grant date fair value of RSUs that have market based vesting conditions using the Monte Carlo simulation method.

Stock Option Activity

The following table summarizes our stock option activity and related information as of and for the three months ended March 31, 2016 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	9,291	$4.78	7.0
Granted	672	$5.52
Exercised	(132)	$2.81
Canceled (1)	(217)	$6.89
Outstanding as of March 31, 2016	9,614	$4.81	7.0	$15,989
Vested and expected to vest as of March 31, 2016	9,362	$4.80	7.0	$15,700
Vested and exercisable as of March 31, 2016	5,912	$4.28	6.0	$12,723
__________________________________________
(1) Common shares granted under the 2008 Plan and canceled after March 20, 2014, are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During the three months ended March 31, 2016, 111,132 shares of the canceled stock options were eligible to be reallocated to the 2014 Plan share reserve.

As of March 31, 2016, the aggregate intrinsic value represents the excess of the closing price of our common stock of $5.92 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the three months ended March 31, 2016 and 2015 (in thousands, except weighted-average fair values):

	Three Months Ended March 31,
	2016	2015
Total fair value of options granted	$1,603	$305
Weighted average fair value of options granted	$2.38	$2.05
Intrinsic value of options exercised	$421	$537

The estimated grant-date fair value of our stock options issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	4.9	4.8
Risk-free interest rate	1.42%	1.41%
Expected volatility	49%	51%
Dividend rate	—%	—%

Stock Award Activity

We have granted time-based stock awards ("RSUs") to our employees, directors and consultants and performance-based stock awards ("PSUs") and market performance-based stock awards ("MSUs") to certain company executives.

A summary of stock award activities, including RSUs, PSUs and MSUs during the three months ended March 31, 2016, is as follows (in thousands, except years and per share amounts):

	Time-Based	Performance-Based	Market Performance-Based	Total
Outstanding as of December 31, 2015	2,872	—	580	3,452
Granted	2,204	547	—	2,751
Released	(109)	—	—	(109)
Canceled	(184)	(29)	—	(213)
Outstanding as of March 31, 2016	4,783	518	580	5,881

During the three months ended March 31, 2016, we granted 547,000 PSUs with performance-based conditions contingent upon meeting certain financial and operational targets. These PSUs are also subject to service condition vesting requirements with 25% of the eligible PSUs scheduled to vest on each of the first, second, third and fourth year anniversary of the PSU grant date, subject to continued service by the award holder.

We granted MSUs covering 540,000 shares and 40,000 shares of our common stock to certain company executives during 2014 and 2015, all of which were outstanding as of March 31, 2016. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on March 31, 2016. This amount will fluctuate based on the fair market value of our stock. As of March 31, 2016, the aggregated intrinsic value for RSUs, MSUs and PSUs was $34.8 million with a weighted average remaining service period of 3.0 years.

7. Net Loss Per Share Loss Attributable To Common Stockholders

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Net loss attributable to common stockholders	$(9,535)	$(13,734)
Denominator:
Weighted-average shares outstanding - basic	64,309	61,485
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	—	—
Weighted-average shares outstanding - diluted	64,309	61,485
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.22)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options, stock awards and employee stock purchase plan	11,050	11,318
Common stock subject to repurchase	45	117
	11,095	11,435

8. Income Taxes

We recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2016. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.1 million and $2.6 million of unrecognized tax benefits as of March 31, 2016 and December 31, 2015.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$29,600	$22,858
Japan	10,885	8,840
Asia Pacific, excluding Japan	6,731	4,586
EMEA	5,067	6,225
Other	1,521	1,508
Total revenue	$53,804	$44,017

No other geographic regions outside of the United States and Japan comprised 10% or greater of our revenue for the three months ended March 31, 2016 and 2015.

 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$7,678	$8,062
Other	1,798	1,708
Total property and equipment, net and intangible assets, net	$9,476	$9,770

10. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party. During the three months ended March 31, 2015, we recognized $1.4 million of revenue from this reseller while it was a related party.

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

Overview

We are a leading provider of application networking and network security technologies. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats atscale. Our products are built on our Advanced Core Operating System ("ACOS") platform of advanced network technologies, which is designed to enable our products to deliver substantially greater performance and security relative to prior generation application networking products. Our software based ACOS architecture also provides the flexibility that enables us to expand our business to offer additional products to solve a growing array of networking and security challenges arising from increased Internet cloud and mobile computing.

We currently offer four software based advanced application networking and network security solutions to address end-customer needs, including ADC to optimize web and back-office application performance, CGN to provide network address and protocol translation services for service provider networks, TPS for network-wide multi-vector DDoS security protection, and CFW for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications. Our solutions are cloud-ready and available in a variety of form factors as optimized hardware appliances, in the cloud as software, and as virtual appliances.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2016, we had sold products to approximately 4,900 customers across 78 countries.

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

During the first quarter of 2016, 55% of our total revenue was generated from the United States, 20% from Japan, and 25% from other geographical regions. Our enterprise customers accounted for 60% and 57% of our total revenue during the first quarter of 2016 and 2015. Our service provider customers accounted for 40% and 43% of our total revenue during the first quarter of 2016 and 2015.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. During the first quarter of 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 38% and 42% of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by, or deliveries to, our largest end-customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2016, we had $38.2 million of cash and cash equivalents and $69.3 million of marketable securities. Cash generated by operating activities was $10.4 million in the first quarter of 2016 compared to $5.5 million of cash used in operating activities in the same period of 2015.

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

Results of Operations

The following table provides a summary of our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 as derived from our condensed consolidated financial statements included in Part I. Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$36,374	67.6%	$30,516	69.3%	$5,858	19.2%
Services	17,430	32.4	13,501	30.7	3,929	29.1
Total revenue	53,804	100.0	44,017	100.0	9,787	22.2
Cost of revenue:
Products	8,698	16.2	7,063	16.0	1,635	23.1
Services	4,529	8.4	3,723	8.5	806	21.6
Total cost of revenue	13,227	24.6	10,786	24.5	2,441	22.6
Gross profit	40,577	75.4	33,231	75.5	7,346	22.1
Operating expenses:
Sales and marketing	26,768	49.8	24,522	55.7	2,246	9.2
Research and development	14,777	27.5	14,309	32.5	468	3.3
General and administrative	6,661	12.4	7,527	17.1	(866)	(11.5)
Litigation expense	1,791	3.3	445	1.0	1,346	302.5
Total operating expenses	49,997	92.9	46,803	106.3	3,194	6.8
Loss from operations	(9,420)	(17.5)	(13,572)	(30.8)	4,152	(30.6)
Other income (expense), net:
Interest expense	(126)	(0.2)	(127)	(0.3)	1	(0.8)
Interest income and other income (expense), net	215	0.4	27	0.1	188	696.3
Total other income (expense), net	89	0.2	(100)	(0.2)	189	(189.0)
Loss before provision for income taxes	(9,331)	(17.3)	(13,672)	(31.1)	4,341	(31.8)
Provision for income taxes	204	0.4	62	0.1	142	229.0
Net loss	$(9,535)	(17.7)%	$(13,734)	(31.2)%	$4,199	(30.6)%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN, TPS or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenue:
Products	$36,374	$30,516	$5,858	19%
Services	17,430	13,501	3,929	29
Total revenue	$53,804	$44,017	$9,787	22%
Revenue by geographic location:
United States	$29,600	$22,858	$6,742	29%
Japan	10,885	8,840	2,045	23
Asia Pacific, excluding Japan	6,731	4,586	2,145	47
EMEA	5,067	6,225	(1,158)	(19)
Other	1,521	1,508	13	1
Total revenue	$53,804	$44,017	$9,787	22%

Total revenue increased by $9.8 million, or 22%, in the first quarter of 2016 compared to the first quarter of 2015. This increase was comprised of a $5.9 million increase in products revenue and a $3.9 million increase in services revenue. Revenue from enterprise and service provider customers increased 29% and 14%, respectively, in the first quarter of 2016 compared to the first quarter of 2015.

Products revenue increased $5.9 million, or 19%, in the first quarter of 2016 compared to the first quarter of 2015 which is primarily attributable to revenue increases from the United States, Japan and Asia Pacific, excluding Japan. These revenue increases were partially offset by lower products revenue from EMEA.

Services revenue increased $3.9 million, or 29%, in the first quarter of 2016 compared to the first quarter of 2015. This increase was primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the first quarter of 2016, services revenue recognized from our installed base with contracts existing prior to 2016 grew by 29% as compared to the first quarter of 2015 services revenue from our installed base with contracts existing prior to 2015.

During the first quarter of 2016, $29.6 million, or 55%, of total revenue was generated from the United States, which represents a 29% growth compared to the first quarter of 2015. This increase was primarily attributable to increased products revenue from enterprise customers as well as higher PCS sales in connection with our increased installed customer base. During the first quarter of 2016, $10.9 million, or 20%, of total revenue was generated from Japan, a 23% increase compared to the first quarter of 2015, primarily due to higher products revenue from service provider customers. In addition, total revenue from Japan during the first quarter of 2016 was impacted by favorable currency exchange rates between the Japanese yen against the U.S. dollar compared to the first quarter of 2015. Total revenues from Asia Pacific regions, excluding Japan, increased $2.1 million, or 47% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to significant increases in both products and services revenue resulting from our efforts to continue expanding our presence in these regions. Total revenue from EMEA decreased $1.2 million or 19%, in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily attributable to decreases in products revenue that were partially offset by an increase in services revenue.

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

Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

A summary of our cost of revenue for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase
	2016	2015	Amount	Percent
Cost of revenue:
Products	$8,698	$7,063	$1,635	23%
Services	4,529	3,723	806	22
Total cost of revenue	$13,227	$10,786	$2,441	23%

Gross Margin

Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, inventory write-downs and international currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a positive or negative impact on gross margin as compared to another period.

A summary of gross profit and gross margin for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except for gross margins and percentages):

	Three Months Ended March 31,
	2016		2015		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$27,676	76.1%	$23,453	76.9%	$4,223	(0.8)%
Services	12,901	74.0	9,778	72.4	3,123	1.6
Total gross profit	$40,577	75.4%	$33,231	75.5%	$7,346	(0.1)%

Products gross margin decreased by 0.8%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to an increase in inventory reserves partially offset by an improved sales mix for the first quarter of 2016 compared to the first quarter of 2015.

Services gross margins increased by 1.6% in the first quarter of 2016 as compared to the first quarter of 2015, primarily as a result of growth in services revenue and partially offset by the impact of increases in cost of services. During the first quarter of 2016, services revenue recognized from our installed base with contracts existing prior to 2016 grew by 29% as compared to the first quarter of 2015 for services revenue recognized from our installed base with contracts existing prior to 2015. The increase in cost of services was primarily due to increases in personnel related costs and professional services costs as a result of our investment to expand our service and support group in anticipation of future growth in our installed base.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect personnel costs to increase in absolute dollars as we hire new employees to continue to grow our business.

A summary of our operating expenses for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$26,768	$24,522	$2,246	9%
Research and development	14,777	14,309	468	3
General and administrative	6,661	7,527	(866)	(12)
Litigation expense	1,791	445	1,346	302
Total operating expenses	$49,997	$46,803	$3,194	7%

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

Sales and marketing expenses increased $2.2 million, or 9%, in the first quarter of 2016 compared to the first quarter of 2015, primarily attributable to a $2.7 million increase in personnel related costs partially offset by a $0.4 million decrease in depreciation expense as a result of fully depreciated assets. The increase in personnel related costs was primarily attributable to increased sales and marketing headcount and higher bonus attainment and sales commissions in the first quarter of 2016 compared to the first quarter of 2015.

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

Research and development expense increased $0.5 million, or 3%, in the first quarter of 2016 compared to the first quarter of 2015. This increase was primarily attributable to a $0.8 million increase in personnel related costs. The increase in personnel related costs was primarily attributable to an increase in research and development headcount in the first quarter of 2016 compared to the first quarter of 2015.

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

General and administrative expenses decreased $0.9 million, or 12%, in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily attributable to a $1.0 million decrease in professional services fees and a $0.5 million decrease in bad debt expense. These decreases were partially offset by a $0.9 million increase in personnel related costs.

The decrease in professional services fees was primarily due to a decrease in contractor and consultant headcount in the first quarter of 2016 compared to the first quarter of 2015. During the first quarter of 2015, we recorded $0.5 million of bad debt expense and did not record a similar expense during the first quarter of 2016. The increase in personnel related costs in the first quarter of 2016 compared to the first quarter of 2015 was a result of higher headcount and increased salaries and benefits.

We expect our general and administrative expenses to increase in the future.

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

Litigation expense increased $1.3 million in the first quarter of 2016 compared to the first quarter of 2015 primarily attributable to the professional fees and settlement costs related to the class action lawsuit.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, increased by $0.2 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher interest income resulting from higher cash, cash equivalents and marketable securities as well as better returns on our investments and increased other income due to the favorable impact of exchange rates.

Provision for Income Taxes

We recorded an income tax provision of $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2016 and 2015 which was primarily the result of taxes in foreign jurisdictions. We maintain a valuation allowance on federal and state deferred tax assets as we do not believe it is more likely than not that said deferred tax assets will be realized. We will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $38.2 million, including $2.9 million held outside the United States in our foreign subsidiaries, and $69.3 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2016, we had working capital of $88.3 million, accumulated deficit of $231.4 million and total stockholders' equity of $75.6 million.

As of March 31, 2016, our contractual obligations consist of capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

We plan to continue to invest for long-term growth and anticipate our investment will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents, marketable securities and other available financial resources will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

In addition, as described in Note 5. Commitments and Contingencies in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary non-financial covenants, and also requires us to comply with financial covenants. One financial covenant requires us to maintain a total leverage ratio, which is defined as total consolidated debt divided by adjusted EBITDA (defined as earnings before interest expense, tax expense, depreciation, amortization and stock-based compensation, adjusted for certain other non-cash or non-recurring income or expenses such as specified litigation settlement payments and litigation expenses) for the trailing four quarters. In addition, we must maintain a minimum amount of liquidity based on our unrestricted cash and availability under the revolving credit facility. The covenant requires us to maintain a minimum liquidity of $25.0 million provided that at least $10.0 million of such liquidity is comprised of unrestricted cash and cash equivalents. The credit agreement includes customary events of default which, if triggered, could result in the acceleration of our obligations under the revolving credit facility, the termination of any obligation by the lenders to extend further credit and the right of the lenders to exercise their remedies as a secured creditor and foreclose upon the collateral securing our obligation under the credit agreement; however, we also have the ability, in certain instances, to cure non-compliance with the financial covenants through qualified equity contributions by certain holders of our equity. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay dividends. As of March 31, 2016, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$10,438	$(5,498)
Investing activities	(70,704)	(901)
Financing activities	345	64
Net decrease in cash and cash equivalents	$(59,921)	$(6,335)

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

During the three months ended March 31, 2016, cash provided by operating activities was $10.4 million, consisting of a net loss of $9.5 million, $6.8 million of non-cash charges and a $13.2 million cash increase resulted from changes in net operating assets and liabilities. Our non-cash charges consisted primarily of $4.6 million of stock-based compensation expense and $1.9 million in depreciation and amortization expenses. The change in our net operating assets and liabilities was primarily due to a $15.6 million decrease in accounts receivable, a $2.0 million increase in deferred revenue and a $0.8 million decrease in inventory. This increase in cash was partially offset by a $4.2 million decrease in accounts payable and accrued liabilities and a $1.2 million increase in prepaid expenses and other assets.

The decrease in accounts receivable was primarily due to improved cash collections in the first quarter of 2016. The increase in deferred revenue was due to increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses and the timing of vendor invoice payments.

During the first quarter of 2015, cash used in operating activities was $5.5 million, consisting of a net loss of $13.7 million partially offset by non-cash charges of $7.1 million and a $1.1 million cash increase resulted from changes in net operating assets and liabilities. Our non-cash charges consisted primarily of stock-based compensation of $4.6 million and depreciation and amortization of $2.5 million. The changes in our net operating assets and liabilities were primarily due to a $3.5 million decrease in accounts payable and accrued liabilities, partially offset by a $2.4 million increase in deferred revenue, a $1.3 million decrease in accounts receivable, and a $0.7 million decrease in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2016, cash used in investing activities was $70.7 million, primarily consisting of $69.5 million for purchases in marketable securities and $1.4 million for purchases of property and equipment.

During the three months ended March 31, 2015, cash used in investing activities was $0.9 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, cash provided by financing activities was $0.3 million and $0.1 million, respectively, primarily consisting of proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock.

Contractual Obligations

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of March 1, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. As of March 31, 2016, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen and the Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

Our foreign exchange gains (losses) during the three months ended March 31, 2016 and 2015 were immaterial. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $107.5 million and $98.1 million as of March 31, 2016 and December 31, 2015, respectively, consisting of bank deposits, money market funds, certificates of deposit, corporate securities, commercial paper and asset-backed securities. Some of these securities earn interest and as such carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2015 and 2014 and the first quarter of 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

•
Companies that sell certain network security products, including Secure Web Gateways, Secured Socket Layer (SSL) Insight/SSL Intercept, datacenter firewalls, and Gi/SGi firewalls. We are a new entrant into most of these network security markets and first publicly announced this network security solution, CFW, in our fourth quarter of 2015, which was available for shipping in the first quarter of 2016. We believe our principal competitors in these markets are Blue Coat Systems, Juniper Networks, F5 Networks, and Fortinet.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 38%, 33% and 37% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 40%, 45%, and 46% of our total revenue during the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014.

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

Some of our large end-customers demand favorable terms and conditions from their vendors and may request price or other concessions from us. As we seek to sell more products to these end-customers, we may agree to terms and conditions that may have an adverse effect on our business.

Some of our large end-customers have significant purchasing power and, accordingly, may request from us and received more favorable terms and conditions, including lower prices than we typically provide. As we seek to sell products to this class of end-customer, we may agree to these terms and conditions, which may include terms that reduce our gross margin and have an adverse effect on our business.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, approximately 45%, 46% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•
greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, or FCPA, and any trade regulations ensuring fair trade practices; and

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

Because of our worldwide operations, we are also subject to risks associated with compliance with applicable anticorruption laws. One such applicable anticorruption law is the FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries, such as channel partners and distributors, fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. For example, a hypothetical 10% adverse movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million decrease in our total revenue and a $2.6 million increase in our operating loss for the year ended December 31, 2015, and a hypothetical 10% favorable movement in the exchange rate between the U.S. dollar and the Japanese yen would have resulted in a $3.6 million increase in our total revenue and a $2.6 million decrease in operating loss for the year ended December 31, 2015.  As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

The difficulty in forecasting demand also makes it difficult to estimate our future financial condition and results of operations from period to period. A failure to accurately predict the level of demand for our products could adversely affect our total revenue and net income, and we are unlikely to forecast such effects with any certainty in advance. For example, we failed to predict the slowdown in the United States sales during the three months ended September 30, 2014 which resulted in lower revenue, gross margin and net income than expected.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of March 31, 2016, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

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

Our executive officers and directors, together with affiliated entities, hold 32.4% of our outstanding common stock as of March 31, 2016. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

The price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile and subject to fluctuations in response to many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2016, there were approximately 5.9 million vested and exercisable options to purchase our common stock, in addition to the 64,426,051 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,427,846 shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2016 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

As a reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company, as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. For instance, the SEC adopted disclosure requirements in 2012 as part of implementation of the Dodd-Frank Act regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could adversely affect our costs and our relationships with customers and suppliers. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Date: May 5, 2016

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2016

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Separation Agreement, dated March 31, 2016, by and between the Registrant and Sanjay Kapoor.
10.2*	Offer Letter, dated March 2, 2016, by and between the Registrant and Neil Wu Becker.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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