Form 10-Q
period 2016-06-30
A10 Networks, Inc.
filed 2016-08-05
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 29, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 65,772,934.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$28,632	$98,117
Marketable securities	85,069	—
Accounts receivable, net of allowances of $4,614 and $4,067 as of June 30, 2016 and December 31, 2015	39,348	57,778
Inventory	14,333	18,291
Prepaid expenses and other current assets	5,427	5,064
Total current assets	172,809	179,250
Property and equipment, net	8,917	8,903
Goodwill and Intangible Assets	7,086	867
Other non-current assets	3,681	3,531
Total Assets	$192,493	$192,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,782	$10,508
Accrued liabilities	28,830	27,757
Deferred revenue, current	51,384	49,572
Total current liabilities	87,996	87,837
Deferred revenue, non-current	24,379	23,232
Other non-current liabilities	1,162	1,414
Total Liabilities	113,537	112,483
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of June 30, 2016 and December 31, 2015; 65,585 and 64,172 shares issued and outstanding as of June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	315,156	301,886
Accumulated other comprehensive income	88	—
Accumulated deficit	(236,289)	(221,819)
Total Stockholders' Equity	78,956	80,068
Total Liabilities And Stockholders' Equity	$192,493	$192,551
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$38,797	$33,331	$75,171	$63,847
Services	18,333	14,205	35,763	27,706
Total revenue	57,130	47,536	110,934	91,553
Cost of revenue:
Products	9,804	7,909	18,502	14,972
Services	4,405	3,692	8,934	7,415
Total cost of revenue	14,209	11,601	27,436	22,387
Gross profit	42,921	35,935	83,498	69,166
Operating expenses:
Sales and marketing	26,773	24,962	53,541	49,484
Research and development	14,486	13,671	29,263	27,980
General and administrative	7,230	5,703	13,891	13,230
Litigation and settlement expense	202	1,025	1,993	1,470
Total operating expenses	48,691	45,361	98,688	92,164
Loss from operations	(5,770)	(9,426)	(15,190)	(22,998)
Other income (expense), net:
Interest expense	(126)	(104)	(252)	(231)
Interest income and other income (expense), net	1,020	(216)	1,235	(189)
Total other income (expense), net	894	(320)	983	(420)
Loss before provision for income taxes	(4,876)	(9,746)	(14,207)	(23,418)
Provision for income taxes	59	231	263	293
Net loss	$(4,935)	$(9,977)	$(14,470)	$(23,711)
Net loss per share:
Basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.38)
Weighted-average shares used in computing net loss per share:
Basic and diluted	64,861	61,945	64,584	61,690

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,935)	$(9,977)	$(14,470)	$(23,711)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	32	—	88	—
Comprehensive loss	$(4,903)	$(9,977)	$(14,382)	$(23,711)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,470)	$(23,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,717	4,673
Stock-based compensation	8,481	8,638
Other non-cash items	1,051	273
Changes in operating assets and liabilities:
Accounts receivable, net	17,535	7,723
Inventory	2,846	1,861
Prepaid expenses and other assets	(479)	44
Accounts payable	(2,668)	(3,048)
Accrued liabilities	348	(1,619)
Deferred revenue	2,960	8,559
Other	(65)	84
Net cash provided by operating activities	19,256	3,477
Cash flows from investing activities:
Purchases of marketable securities	(92,682)	—
Proceeds from sales and maturities of marketable securities	7,609	—
Payment for acquisition	(4,380)	—
Purchases of property and equipment	(2,588)	(1,811)
Net cash used in investing activities	(92,041)	(1,811)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	3,350	2,626
Other	(50)	—
Net cash provided by financing activities	3,300	2,626
Net increase (decrease) in cash and cash equivalents	(69,485)	4,292
Cash and cash equivalents—beginning of period	98,117	91,905
Cash and cash equivalents—end of period	$28,632	$96,197
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued under asset purchase agreement	$1,313	$—
Inventory transfers to property and equipment	$1,112	$1,187
Purchases of property and equipment included in accounts payable and accrued liabilities	$428	$486

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in
California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable enterprises, service providers, Web giants and government organizations to accelerate, secure and optimize the performance of their data center applications and secure their users, applications and infrastructure from internet, web and network threats at scale. We offer four software based advanced application networking and network security solutions to address end-customer needs, including Application Delivery Controllers ("ADC") to optimize web and back-office application performance, Carrier Grade Network Address Translation ("CGN") to provide network address, protocol translation services for service provider networks, Threat Protection System ("TPS") for network-wide multi-vector DDoS security protection and Convergent Firewall ("CFW") for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications. Our solutions are cloud-ready and available, in a variety of form factors such as optimized hardware appliances, in the cloud as software, and as virtual appliances.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of A10 Networks, Inc., and our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, which are included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, fair value of marketable securities, contingencies and litigation, acquisition purchase price allocations, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

Marketable securities

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as current assets based on their availability for use in current operations. Unrealized gains or losses are reported in accumulated other comprehensive income, net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method, and are reflected in our Condensed Consolidated Statements of Operations. Realized gains or losses and charges for other-than-temporary declines in value, if any, on marketable securities are reported in interest income and other income (expense), net as incurred.

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

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired and liabilities assumed in a business acquisition. Goodwill is not amortized for accounting purposes. We review goodwill for possible impairment annually in the fourth quarter or whenever events or changes in circumstances indicate its carrying amount may not be recoverable. For annual goodwill impairment test in all periods to date, we operate under one reporting unit and the fair value of our reporting unit has been determined by our enterprise value.
When assessing goodwill for impairment, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of our reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.
Examples of events and circumstances that might indicate that a reporting unit’s fair value is less than the carrying amount include macro-economic conditions such as (i) a significant adverse change in customer demand or a severe deterioration in the entity’s operating environment and market conditions; (ii) entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or (iii) other events such as an expectation that a reporting unit will be sold or there will be a sustained decrease in the stock price on either an absolute basis or relative to peers.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we perform a two-step impairment test on goodwill. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit is less than our carrying value, an indication of goodwill impairment exists for the reporting unit, and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

Intangible Assets

Intangible assets consist primarily of developed technology, patent and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years.

Impairment of Long-Lived Assets

We periodically evaluate whether changes have occurred that would render our long-lived assets not recoverable. If such circumstances arise, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined based on an estimate of discounted future cash flows.

There have been no other changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2016	2015	2016	2015
Customer A (a distribution channel partner)	11%	*	11%	*
Customer B (a direct customer)	10%	14%	*	*

* represents less than 10% of total revenue

As of June 30, 2016, one distribution channel partner (Customer A) accounted for 13% of our total gross accounts receivable. As of December 31, 2015, no customer accounted for 10% or more of our total gross accounts receivable.

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

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These accounting updates provide supplemental adoption guidance and clarification to ASC No. 2014-09 Revenue from Contracts with Customers. ASU No. 2016-08 and ASU No. 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. We are currently evaluating the impact of the adoption of ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10 on our financial statements and method of adoption.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016, that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

As of June 30, 2016, the estimated fair value of our marketable securities, classified as available for sale, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,000	$2	$(1)	$9,001
Corporate securities	35,870	103	(7)	35,966
Commercial paper	23,392	9	—	23,401
Asset-backed securities	16,671	30	—	16,701
	$84,933	$144	$(8)	$85,069

For the three and six months ended June 30, 2016, realized gains were immaterial. During the three and six months ended June 30, 2016, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses. We did not have any marketable securities as of December 31, 2015.

The following table summarizes the contractual maturities of our marketable securities as of June 30, 2016 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$46,847	$46,875
Due between one year to three years	38,086	38,194
Total available for sale marketable securities	$84,933	$85,069

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position as of June 30, 2016 consisted of the following (in thousands):

	Fair Value	Unrealized Losses
Certificates of deposit	$3,499	$(1)
Corporate securities	4,179	(7)
	$7,678	$(8)

As of June 30, 2016, no marketable securities were in a continuous unrealized loss position for more than twelve months. We do not intend to sell any of these investments, and it is not more likely than not, that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these marketable securities as of June 30, 2016.

Fair Value Measurements

Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities. Our cash equivalents, which include money market funds, are measured and recorded at fair value on a recurring basis. Marketable Securities are comprised of Certificates of Deposit, Corporate Securities, Commercial Paper and Asset-backed securities and we measure the fair value at the measurement date using the three-tier fair value hierarchy as described below. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

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

We did not have any Level III assets or liabilities as of June 30, 2016 and December 31, 2015.

The following table sets forth the fair value of our cash, cash equivalents and marketable securities on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Cash	$27,302		$27,302	$27,036		$27,036
Level I
Money market funds	$1,330	$—	$1,330	$71,081	$—	$71,081
	1,330	—	1,330	71,081	—	71,081
Level II
Certificates of deposit	—	9,001	9,001	—	—	—
Corporate securities	—	35,966	35,966	—	—	—
Commercial paper	—	23,401	23,401	—	—	—
Asset-backed securities	—	16,701	16,701	—	—	—
	—	85,069	85,069	—	—	—
Total	$28,632	$85,069	$113,701	$98,117	$—	$98,117

3. Balance Sheets and Statements of Operations Components

Inventory

Components of inventory as of June 30, 2016 and December 31, 2015 are shown below (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$6,340	$9,418
Finished goods	7,993	8,873
Total inventory	$14,333	$18,291

Property and Equipment, net

Components of property and equipment, net as of June 30, 2016 and December 31, 2015 are shown below (in thousands):

	June 30, 2016	December 31, 2015
Equipment	$39,128	$35,836
Software	3,801	3,548
Furniture and fixtures	857	864
Leasehold improvements	2,536	2,492
Construction in progress	9	83
Property and equipment, gross	46,331	42,823
Less: accumulated depreciation and amortization	(37,414)	(33,920)
Total property and equipment, net	$8,917	$8,903

Depreciation and amortization on our property and equipment for the three months ended June 30, 2016 and 2015 was $1.8 million and $2.2 million. Depreciation and amortization on our property and equipment for the six months ended June 30, 2016 and 2015 was $3.7 million and $4.7 million.

Goodwill and Intangible Assets

Activity related to goodwill for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of period	$72	$72
Acquisitions	1,235	—
Total goodwill	$1,307	$72

Purchased intangible assets, net consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$5,050	$—	$5,050	$—	$—	$—
Customer relationships	1,746	(1,746)	—	1,746	(1,746)	—
Patent	1,436	(707)	$729	1,436	(641)	795
Total	$8,232	$(2,453)	$5,779	$3,182	$(2,387)	$795

Total future amortization expense for purchased intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of June 30, 2016, is as follows (in thousands):

Fiscal Years Ending December 31,
Remainder of 2016	$571
2017	1,143
2018	1,143
2019	1,143
2020	1,143
Thereafter	636
Total	$5,779

Accrued Liabilities

Accrued liabilities as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$19,808	$18,134
Accrued tax liabilities	2,062	4,520
Other	6,960	5,103
Total accrued liabilities	$28,830	$27,757

Deferred Revenue

Deferred revenue as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred revenue:
Products	$2,699	$3,233
Services	73,064	69,571
Total deferred revenue	75,763	72,804
Less: current portion	(51,384)	(49,572)
Non-current portion	$24,379	$23,232

4. Credit Facility

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year, $35.0 million, revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We are required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility. We had no outstanding borrowings under this credit facility as of June 30, 2016 and December 31, 2015. The revolving credit facility expires on September 30, 2016.

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

Our obligations under the credit agreement are secured by a security interest on substantially all of our assets, including our intellectual property. The credit agreement contains customary financial and non-financial covenants, which are described in Note 4, Credit Facility of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016. We were in compliance with all financial and nonfinancial covenants under the revolving credit facility as of June 30, 2016.

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

 On April 6, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action and providing that we will make a payment of $0.8 million, net of the expected proceeds of insurance policies. The parties subsequently executed a stipulation of settlement, dated June 30, 2016, and filed a motion with the Court seeking preliminary approval of the settlement, which is scheduled to be heard on September 9, 2016. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. The settlement remains subject to stockholder notice, court approval and other customary conditions.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”).  We were also named as a nominal defendant. The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. On May 24, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action, which provides that we implement certain corporate governance measures following final settlement approval.  The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them.  The settlement remains subject to execution of a formal settlement agreement, court approval and other customary conditions.

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

6. Appcito Acquisition

On June 23, 2016, we entered into an asset purchase agreement with Appcito, Inc. (“Appcito”), a privately held company engaged in providing a unified set of services for applications deployed on cloud infrastructure with facilities located in Santa Clara, California and Bangalore, India. Under the terms of the purchase agreement, we acquired substantially all of the assets of Appcito. This acquisition enhances our position as a comprehensive secure application services leader, and it represents a strategic step in our vision to help our customers become more secure and agile as they bridge traditional and cloud application environments.

The total purchase consideration was $6.5 million. The fair value of the total purchase consideration was $6.3 million, which consisted of $5.0 million in cash consideration, less a holdback of $0.7 million to cover any indemnification claims within the next twelve months, and 227,404 unregistered shares of our common stock with an aggregated fair value of $1.3 million. We allocated the total purchase consideration to the net assets acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired (in thousands):

Assets Acquired:
Developed technology	$5,050
Goodwill	1,235
Other tangible assets	58
Total assets acquired	$6,343

Developed technology is amortized on a straight-line basis over the estimated useful life of five years. Goodwill of $1.2 million was recognized as part of this acquisition is attributable primarily to the expected synergies and other benefits from this acquisition including adding to our existing momentum around providing secure application service solutions that meet several key demands like application analytics, visibility, and centralized control. The acquisition is expected to introduce secure application service offerings that span traditional data centers, private clouds, public clouds, and hybrid clouds.

We incurred approximately $0.2 million in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the three months ended June 30, 2016.

We do not consider the acquisition of Appcito to be material to our results of operations or financial position, and therefore, we are not presenting pro-forma financial information of combined operations.

This acquisition was taxable for income tax purposes, and the acquired assets have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded. The goodwill of $1.2 million and the $0.2 million of acquisition costs are capitalized and amortized over 15 years for income tax purposes.

7. Equity Award Plans

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

During the six months ended June 30, 2016, we granted 672,000 stock options and 3,604,561 stock awards under the 2014 Plan to our employees, directors and consultants. As of June 30, 2016, we had 4,553,483 shares available for future grant, excluding shares eligible to be added from the 2008 Plan as a result of awards that have been canceled, forfeited or repurchased by us after December 31, 2015.

As of June 30, 2016, 189,016 shares of our common stock were eligible to be added to the 2014 Plan share reserve which represents awards under our 2008 Plan that have been canceled, forfeited or repurchased by us during the six months ended June 30, 2016.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014.

As of December 31, 2015, we had 542,030 shares available for future purchase. Under the provisions of the 2014 Purchase Plan, on the first day of each fiscal year, starting with January 1, 2015, the number of shares in the reserve will increase by the lesser of (i) 3,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors or other committee administering the 2014 Purchase Plan. On January 1, 2016, the common shares reserved for future purchase was increased by 642,242 shares in accordance with the provisions of the 2014 Purchase Plan. In June 2016, our Board of Directors adopted, and our stockholders approved an amendment to our 2014 Purchase Plan which removed the automatic annual share increase and increased the number of shares available for issuance under the 2014 Purchase Plan by 4,000,000 shares.

The participants of the Purchase Plan purchased 552,554 shares during the first six months of 2016, and as of June 30, 2016, we had 631,718 shares available for future purchase, excluding the 4,000,000 shares added to the 2014 Purchase Plan in June 2016.

Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. The following is a summary of stock-based compensation for stock-based awards granted under the 2014 Plan, the 2008 Plan, and employee stock purchases under the 2014 Purchase Plan recognized during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation by type of award:
Stock options	$1,081	$1,503	$2,181	$2,979
Stock awards	3,423	2,130	6,383	4,065
Employee stock purchase plan (1)	(635)	372	(83)	1,594
Total stock-based compensation	$3,869	$4,005	$8,481	$8,638

Stock-based compensation by category of expense:
Cost of revenue	$224	$342	$589	$813
Sales and marketing	1,732	1,873	3,817	3,939
Research and development	1,090	1,273	2,521	2,858
General and administrative	823	517	1,554	1,028
	$3,869	$4,005	$8,481	$8,638
__________________________________________
(1) Our 2014 Purchase Plan generally provides twenty-four month offering periods which consist of four six-month purchase periods. We record periodic stock-based compensation expense based on estimated contributions determined at the beginning of each offering period and record purchase adjustments for the difference between the estimated and actual contributions at the end of each purchase period. For the purchase period ended on May 20, 2016, the actual contributions were significantly lower than the estimated contributions due to lower stock price which caused more employees to reach the maximum purchase contribution limit and therefore resulted in negative stock-based compensation expense for the three and six months ended June 30, 2016.

As of June 30, 2016, we had $33.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options, unvested stock awards and 2014 Purchase Plan purchases. This unamortized stock-based compensation expense will be recognized over a weighted-average period of 2.6 years.

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

Stock Option Activity

The following table summarizes our stock option activity and related information as of and for the six months ended June 30, 2016 (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	9,291	$4.78	7.0
Granted	672	$5.52
Exercised	(327)	$3.69
Canceled (1)	(418)	$6.07
Outstanding as of June 30, 2016	9,218	$4.81	6.6	$19,370
Vested and expected to vest as of June 30, 2016	9,023	$4.80	6.6	$19,048
Vested and exercisable as of June 30, 2016	6,091	$4.40	5.8	$15,181
__________________________________________
(1) Common shares granted under the 2008 Plan and canceled after March 20, 2014, are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During the six months ended June 30, 2016, 189,016 shares related to canceled stock options were eligible to be reallocated to the 2014 Plan share reserve.

As of June 30, 2016, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.47 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options for the six months ended June 30, 2016 and 2015 (in thousands, except weighted-average fair values):

	Six Months Ended June 30,
	2016	2015
Total fair value of options granted	$1,603	$869
Weighted-average fair value of options granted	$2.38	$2.13
Intrinsic value of options exercised	$832	$1,066

The estimated grant-date fair value of our stock options issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	n/a	4.8	4.9	4.8
Risk-free interest rate	n/a	1.71%	1.42%	1.60%
Expected volatility	n/a	50%	49%	50%
Dividend rate	n/a	—%	—%	—%

Stock Award Activity

We have granted time-based stock awards ("RSUs") to our employees, directors and consultants and performance-based stock awards ("PSUs") and market performance-based stock awards ("MSUs") to certain company executives.

A summary of stock award activities, including RSUs, PSUs and MSUs during the six months ended June 30, 2016, is as follows (in thousands, except years and per share amounts):

	Time-Based	Performance-Based	Market Performance-Based	Total
Outstanding as of December 31, 2015	2,872	—	580	3,452
Granted	3,058	547	—	3,605
Released	(283)	—	—	(283)
Canceled	(397)	(29)	—	(426)
Outstanding as of June 30, 2016	5,250	518	580	6,348

During the six months ended June 30, 2016, we granted 547,000 PSUs with performance-based conditions contingent upon meeting certain financial and operational targets. These PSUs are also subject to service condition vesting requirements with 25% of the eligible PSUs scheduled to vest on each of the first, second, third and fourth year anniversary of the PSU grant date, subject to continued service by the award holder.

We granted MSUs covering 540,000 shares and 40,000 shares of our common stock to certain company executives during 2014 and 2015, all of which were outstanding as of June 30, 2016. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on June 30, 2016. This amount will fluctuate based on the fair market value of our stock. As of June 30, 2016, the aggregated intrinsic value for RSUs, MSUs and PSUs was $41.1 million with a weighted-average remaining service period of 2.8 years.

Employee Stock Purchase Plan

The fair value of the option component of the 2014 Purchase Plan awards was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2016	2015
Expected term (in years)	1.3	1.2
Risk-free interest rate	0.65%	0.32%
Expected volatility	42.6%	39.6%
Dividend rate	—%	—%

8. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss	$(4,935)	$(9,977)	$(14,470)	$(23,711)
Denominator:
Weighted-average shares outstanding - basic	64,861	61,945	64,584	61,690
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	—	—	—	—
Weighted-average shares outstanding - diluted	64,861	61,945	64,584	61,690
Net loss per share:
Basic and diluted	$(0.08)	$(0.16)	$(0.22)	$(0.38)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options, stock awards and employee stock purchase plan	13,567	11,058	11,736	11,063
Common stock subject to repurchase	28	90	28	90
	13,595	11,148	11,764	11,153

9. Income Taxes

We recorded income tax expense of $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, which primarily consisted of foreign taxes. We recorded income tax expense of $0.3 million for each of the six months ended June 30, 2016 and 2015, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of June 30, 2016. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $2.9 million and $2.6 million of unrecognized tax benefits as of June 30, 2016 and December 31, 2015.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in the Condensed Consolidated Statements of Operations. All tax years remain open and are subject to future examinations by federal, state and foreign tax authorities. We are not under examination in any jurisdiction.

10. Segment Information

Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment structure.

The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$31,345	$27,448	$60,945	$50,306
Japan	10,954	6,618	21,838	15,458
Asia Pacific, excluding Japan	7,746	5,545	14,477	10,131
EMEA	5,860	6,831	10,927	13,055
Other	1,225	1,094	2,747	2,603
Total revenue	$57,130	$47,536	$110,934	$91,553

No other geographic regions comprised 10% or greater of our revenue for the three and six months ended June 30, 2016 and 2015.

 Geographical information relating to our long-lived assets which include property and equipment, net and intangible assets, net as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$14,070	$8,062
Other	1,933	1,708
Total property and equipment, net and intangible assets, net	$16,003	$9,770

11. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party. During the three and six months ended June 30, 2015, we recognized $1.6 million and $3.0 million of revenue from this reseller while it was a related party.

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

We currently offer four software based advanced application networking and network security solutions to address end-customer needs, including Application Delivery Controllers ("ADC") to optimize web and back-office application performance, Carrier Grade Network Address Translation ("CGN") to provide network address and protocol translation services for service provider networks, Threat Protection System ("TPS") for network-wide multi-vector DDoS security protection, and Convergent Firewall ("CFW") for protecting data centers and mobile infrastructure, improving web security, and encrypting site-to-site communications. Our solutions are cloud-ready and available in a variety of form factors as optimized hardware appliances, in the cloud as software, and as virtual appliances.

We derive revenue from sales of products and related support services. Products revenue is generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We also derive revenue from licenses to, or subscription services for, software-only versions of our solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our end-customers predominantly purchase maintenance and support in conjunction with purchases of our products. In addition, we also derive revenues from the sale of professional services.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2016, we had sold products to approximately 5,000 customers across 79 countries.

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

During the first half of 2016, 55% of our total revenue was generated from the United States, 20% from Japan, and 25% from other geographical regions. During the first half of 2015, 55% of our total revenue was generated from the United States, 17% from Japan, and 28% from other geographical regions. Our enterprise customers accounted for 58% and 57% of our total revenue during the first half of 2016 and 2015. Our service provider customers accounted for 42% and 43% of our total revenue during the first half of 2016 and 2015.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for approximately 35% of our total revenue in each of the six-month periods ended June 30, 2016 and 2015. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest end customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2016, we had $28.6 million of cash and cash equivalents and $85.1 million of marketable securities. Cash provided by operating activities was $19.3 million in the first half of 2016 compared to $3.5 million of cash provided by operating activities in the same period of 2015.

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

Results of Operations

The following table provides a summary of our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 as derived from our condensed consolidated financial statements included in Part I. Financial Information in this Quarterly Report on Form 10-Q (in thousands, except for percentages).

	Three Months Ended June 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$38,797	67.9%	$33,331	70.1	$5,466	16%
Services	18,333	32.1	14,205	29.9	4,128	29
Total revenue	57,130	100.0	47,536	100%	9,594	20
Cost of revenue:
Products	9,804	17.2	7,909	16.6	1,895	24
Services	4,405	7.7	3,692	7.8	713	19
Total cost of revenue	14,209	24.9	11,601	24.4	2,608	22
Gross profit	42,921	75.1	35,935	75.6	6,986	19
Operating expenses:
Sales and marketing	26,773	46.9	24,962	52.5	1,811	7
Research and development	14,486	25.4	13,671	28.8	815	6
General and administrative	7,230	12.7	5,703	12.0	1,527	27
Litigation and settlement expense	202	0.4	1,025	2.2	(823)	(80)
Total operating expenses	48,691	85.2	45,361	95.4	3,330	7
Loss from operations	(5,770)	(10.1)	(9,426)	(19.8)	3,656	(39)
Other income (expense), net:
Interest expense	(126)	(0.2)	(104)	(0.2)	(22)	21
Interest income and other income (expense), net	1,020	1.8	(216)	(0.5)	1,236	(572)
Total other income (expense), net	894	1.6	(320)	(0.7)	1,214	(379)
Loss before provision for income taxes	(4,876)	(8.5)	(9,746)	(20.5)	4,870	(50)
Provision for income taxes	59	0.1	231	0.5%	(172)	(74)
Net loss	$(4,935)	(8.6)%	$(9,977)	(21.0)%	$5,042	(51)%

	Six Months Ended June 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$75,171	67.8%	$63,847	69.7%	$11,324	18%
Services	35,763	32.2	27,706	30.3	8,057	29
Total revenue	110,934	100.0	91,553	100.0	19,381	21
Cost of revenue:
Products	18,502	16.7	14,972	16.4	3,530	24
Services	8,934	8.1	7,415	8.1	1,519	20
Total cost of revenue	27,436	24.7	22,387	24.5	5,049	23
Gross profit	83,498	75.3	69,166	75.5	14,332	21
Operating expenses:
Sales and marketing	53,541	48.3	49,484	54.0	4,057	8
Research and development	29,263	26.4	27,980	30.6	1,283	5
General and administrative	13,891	12.5	13,230	14.5	661	5
Litigation and settlement expense	1,993	1.8	1,470	1.6	523	36
Total operating expenses	98,688	89.0	92,164	100.7	6,524	7
Loss from operations	(15,190)	(13.7)	(22,998)	(25.1)	7,808	(34)
Other income (expense), net:
Interest expense	(252)	(0.2)	(231)	(0.3)	(21)	9
Interest income and other income (expense), net	1,235	1.1	(189)	(0.2)	1,424	(753)
Total other income (expense), net	983	0.9	(420)	(0.5)	1,403	(334)
Loss before provision for income taxes	(14,207)	(12.8)	(23,418)	(25.6)	9,211	(39)
Provision for income taxes	263	0.2	293	0.3	(30)	(10)
Net loss	$(14,470)	(13.0)%	$(23,711)	(25.9)%	$9,241	(39)%

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

A summary of our total revenue for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenue:
Products	$38,797	$33,331	$5,466	16%
Services	18,333	14,205	4,128	29
Total revenue	$57,130	$47,536	$9,594	20%
Revenue by geographic location:
United States	$31,345	$27,448	$3,897	14%
Japan	10,954	6,618	4,336	66
Asia Pacific, excluding Japan	7,746	5,545	2,201	40
EMEA	5,860	6,831	(971)	(14)
Other	1,225	1,094	131	12
Total revenue	$57,130	$47,536	$9,594	20%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Revenue:
Products	$75,171	$63,847	$11,324	18%
Services	35,763	27,706	8,057	29
Total revenue	$110,934	$91,553	$19,381	21%
Revenue by geographic location:
United States	$60,945	$50,306	$10,639	21%
Japan	21,838	15,458	6,380	41
Asia Pacific, excluding Japan	14,477	10,131	4,346	43
EMEA	10,927	13,055	(2,128)	(16)
Other	2,747	2,603	144	6
Total revenue	$110,934	$91,553	$19,381	21%

Total revenue increased by $9.6 million, or 20%, in the second quarter of 2016 compared to the second quarter of 2015. This increase was comprised of a $5.5 million increase in products revenue and a $4.1 million increase in services revenue. Revenue from enterprise and service provider customers increased 16% and 26%, respectively, in the second quarter of 2016 compared to the second quarter of 2015.

Total revenue increased by $19.4 million, or 21%, in the first half of 2016 compared to the first half of 2015. This increase was comprised of an $11.3 million increase in products revenue and an $8.1 million increase in services revenue. Revenue from enterprise and service provider customers increased 22% and 20%, respectively, in the first half of 2016 compared to the first half of 2015.

Products revenue increased by $5.5 million, or 16%, and $11.3 million, or 18%, in the second quarter and the first half of 2016 compared to the same periods in 2015. These increases were primarily attributable to revenue increases from the United States, Japan and Asia Pacific, excluding Japan partially offset by lower products revenue from EMEA.

Services revenue increased by $4.1 million, or 29%, and $8.1 million, or 29% ,in the second quarter and the first half of 2016 compared to the same periods in 2015. These increases were primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. Over 95% of our end-customers purchase one of our maintenance service products when purchasing our hardware products. During the first half of 2016, services revenue recognized from our installed base with contracts existing prior to 2016 grew by 29% as compared to the first half of 2015 services revenue from our installed base with contracts existing prior to 2015.

During the second quarter of 2016, $31.3 million, or 55%, of total revenue was generated from the United States, which represents a 14% increase compared to the second quarter of 2015. During the first half of 2016, $60.9 million, or 55%, of total revenue was generated from the United States, which represents a 21% growth compared to the first half of 2015. These increases were primarily attributable to an overall increase in products revenue as well as higher PCS sales in connection with our increased installed customer base.

During the second quarter of 2016, $11.0 million, or 19%, of total revenue was generated from Japan, which represents a 66% increase compared to the second quarter of 2015, primarily due to higher products revenue from enterprise customers and to a less extent an increase in PCS sales in connection with the increased customer base. During the first half of 2016, $21.8 million, or 19%, of total revenue was generated from Japan, which represents a 41% increase compared to the first half of 2015. This increase was primarily due to an overall increase in products revenue as well as higher PCS sales in connection with our increased installed customer base. In addition, total revenue from Japan during the second quarter and the first half of 2016 was increased by $0.9 million and $1.3 million, respectively, due to favorable currency exchange rates between the Japanese yen against the U.S. dollar compared to the same periods in 2015.

Total revenues from Asia Pacific regions, excluding Japan, increased by $2.2 million, or 40% and $4.3 million, or 43% in the second quarter and the first half of 2016 compared to the same periods in 2015. These increases were primarily due to significant increase in products revenue resulting from our efforts to continue expanding our presence in these regions as well as higher PCS sales in connection with our increased installed customer base.

Total revenue from EMEA decreased by $1.0 million, or 14%, and $2.1 million or 16%, in the second quarter and the first half of 2016 compared to the same periods in 2015. These decreases were primarily attributable to decreases in products revenue resulting from reduced sales and weakness in the EMEA market overall partially offset by an increase in services revenue.

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

A summary of our cost of revenue for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Cost of revenue:
Products	$9,804	$7,909	$1,895	24%
Services	4,405	3,692	713	19
Total cost of revenue	$14,209	$11,601	$2,608	22%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Cost of revenue:
Products	$18,502	$14,972	$3,530	24%
Services	8,934	7,415	1,519	20
Total cost of revenue	$27,436	$22,387	$5,049	23%

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

A summary of gross profit and gross margin for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except for gross margins and percentages):

	Three Months Ended June 30,
	2016		2015		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$28,993	74.7%	$25,422	76.3%	$3,571	(1.6)%
Services	13,928	76.0	10,513	74.0	3,415	2.0
Total gross profit	$42,921	75.1%	$35,935	75.6%	$6,986	(0.5)%

	Six Months Ended June 30,
	2016		2015		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$56,669	75.4%	$48,875	76.6%	$7,794	(1.2)%
Services	26,829	75.0	20,291	73.2	6,538	1.8
Total gross profit	$83,498	75.3%	$69,166	75.5%	$14,332	(0.2)%

Products gross margin decreased by 1.6% and 1.2% in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to changes in product and geographic mix and an increase in inventory reserves.

Services gross margins increased by 2.0% and 1.8% in the second quarter and the first half of 2016 compared to the same periods in 2015, primarily as a result of growth in services revenue partially offset by the impact of increases in cost of services. During the first half of 2016, services revenue recognized from our installed base with contracts existing prior to 2016 grew by 29% compared to the first half of 2015 for services revenue recognized from our installed base with contracts existing prior to 2015. The increase in cost of services was primarily due to increases in personnel related costs and professional services costs as a result of our investment to expand our service and support group in anticipation of future growth in our installed base.

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

A summary of our operating expenses for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$26,773	$24,962	$1,811	7%
Research and development	14,486	13,671	815	6
General and administrative	7,230	5,703	1,527	27
Litigation and settlement expense	202	1,025	(823)	(80)
Total operating expenses	$48,691	$45,361	$3,330	7%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$53,541	$49,484	$4,057	8%
Research and development	29,263	27,980	1,283	5
General and administrative	13,891	13,230	661	5
Litigation and settlement expense	1,993	1,470	523	36
Total operating expenses	$98,688	$92,164	$6,524	7%

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

Sales and marketing expenses increased by $1.8 million, or 7%, in the second quarter of 2016 compared to the second quarter of 2015, primarily attributable to a $2.0 million increase in personnel related costs and a $0.6 million increase in company meeting expenses. These increases were partially offset by a $0.5 million decrease in professional services costs due to lower contractors and recruiting costs and a $0.3 million decrease in depreciation expense as a result of fully depreciated assets. The increase in personnel related costs was primarily attributable to increased salaries, benefits and sales commissions in the second quarter of 2016 compared to the second quarter of 2015, partially offset by a decrease in stock-based compensation due to a favorable expense adjustment related to our Employee Stock Purchase Plan (the "2014 Purchase Plan").

Sales and marketing expenses increased by $4.1 million, or 8%, in the first half of 2016 compared to the same period in 2015, primarily attributable to a $4.8 million increase in personnel related costs and a $0.8 million increase in company meeting expenses. These increases were partially offset by a $0.8 million decrease in professional services costs due to lower contractors and recruiting costs and a $0.7 million decrease in depreciation expense as a result of fully depreciated assets. The increase in personnel related costs was primarily attributable to increased salaries, benefits and sales commissions in the first half of 2016 compared to the first half of 2015.

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

Research and development expense increased by $0.8 million, or 6%, in the second quarter of 2016 compared to the second quarter of 2015. This increase was primarily attributable to a $0.7 million increase in personnel related costs. The increase in personnel related costs in the second quarter of 2016 compared to the second quarter of 2015 was primarily attributable to an increase in research and development headcount, partially offset by a decrease in stock-based compensation due to a favorable expense adjustment related to our 2014 Purchase Plan.

Research and development expense increased by $1.3 million, or 5%, in the first half of 2016 compared to the first half of 2015. This increase was primarily attributable to a $1.4 million increase in personnel related costs. The increase in personnel related costs in the first half of 2016 compared to the first half of 2015 was primarily attributable to an increase in research and development headcount, partially offset by a decrease in stock-based compensation due to a favorable expense adjustment related to our 2014 Purchase Plan.

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

General and administrative expenses increased by $1.5 million, or 27%, in the second quarter of 2016 compared to the second quarter of 2015. This increase was primarily attributable to a $0.9 million increase in personnel related costs, a $0.7 million increase in bad debt expense and a $0.5 million increase in sales and use tax expense, partially offset by a $0.5 million decrease in professional services fees.

The increase in personnel related costs in the second quarter of 2016 compared to the second quarter of 2015 was primarily a result of increased salaries and benefits. The decrease in professional services fees was primarily due to a decrease in contractor and consultant headcount in the second quarter of 2016 compared to the second quarter of 2015 and a decrease in legal fees. In the second quarter of 2015, we completed several state sales tax registration processes and adjustments resulting from our reassessment of previously accrued sales and use tax liabilities which resulted in significantly lower sales and used tax for the period.

General and administrative expenses increased by $0.7 million, or 5%, in the first half of 2016 compared to the first half of 2015. This increase was primarily attributable to a $1.7 million increase in personnel related costs and a $0.6 million increase in sales and use tax expense due to the above mentioned factors, partially offset by a $1.5 million decrease in professional services fees.

The increase in personnel related costs in the first half of 2016 compared to the same period in 2015 was primarily a result of higher headcount and increased salaries, benefits and stock-based compensation.

We expect our general and administrative expenses to increase in the future.

Litigation and Settlement Expense

Litigation and settlement expense is comprised of legal expenses incurred related to litigation and, if applicable, charges for litigation reserves. Litigation expenses consist of professional fees incurred in defending ourselves against litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments in damages or settlements.

Litigation and settlement expense decreased by $0.8 million in the second quarter of 2016 compared to the second quarter of 2015, primarily attributable to less litigation related activity following the settlement of the class action lawsuit in the first quarter of 2016, and the settlement of the derivative lawsuit in the second quarter of 2016.

Litigation expense increased by $0.5 million in the first half of 2016 compared to the first half of 2015, primarily attributable to litigation activity leading up and relating to the settlement of the class action and derivative lawsuits in the first half of 2016.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, increased by $1.2 million in the second quarter of 2016 compared to the second quarter of 2015, primarily consisting of a $1.1 million increase in foreign exchange gains and a $0.1 million increase in interest income. Interest income and other income (expense), net, increased by $1.4 million in the first half of 2016 compared to the first half of 2015, primarily consisting of a $1.2 million increase in foreign exchange gains and a $0.3 million increase in interest income. The increase in foreign exchange gains was primarily due to the impact of favorable currency exchange rates of the Japanese yen against the U.S. dollar during the second quarter and the first half of 2016. The higher interest income was primarily attributable to increases in our cash, cash equivalents and our investment in marketable securities.

Provision for Income Taxes

We recorded income tax expense of $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2016 and 2015, which primarily consisted of foreign taxes. We recorded income tax expense of $0.3 million for each of the six months ended June 30, 2016 and 2015, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $28.6 million, including $3.2 million held outside the United States in our foreign subsidiaries, and $85.1 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2016, we had working capital of $84.8 million, accumulated deficit of $236.3 million and total stockholders' equity of $79.0 million.

As of June 30, 2016, our contractual obligations consist of capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

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

In addition, as described in Note 5. Commitments and Contingencies in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, we are currently, or may be from time to time be, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreement

In September 2013, we entered into a credit agreement with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. The revolving credit facility expires on September 30, 2016. As of June 30, 2016, we had no outstanding balance on our credit facility and were in compliance with our covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$19,256	$3,477
Investing activities	(92,041)	(1,811)
Financing activities	3,300	2,626
Net increase (decrease) in cash and cash equivalents	$(69,485)	$4,292

Cash Flows from Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products, management of working capital investments and, to a lesser extent, by up-front payments from end-customers under PCS contracts. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses, costs related to our facilities and litigation expenses. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel and sales and marketing activities, our working capital requirements, and litigation expenses.

During the six months ended June 30, 2016, cash provided by operating activities was $19.3 million, consisting of a net loss of $14.5 million, non-cash charges of $13.2 million and a $20.5 million cash increase resulting from changes in net operating assets and liabilities. Our non-cash charges consisted primarily of $8.5 million in stock-based compensation expense, $3.7 million in depreciation and amortization expenses and $1.1 million in other non-cash items. The changes in our net operating assets and liabilities were primarily due to a $17.5 million decrease in accounts receivable, a $3.0 million increase in deferred revenue and a $2.8 million decrease in inventory, partially offset by a $2.3 million decrease in accounts payable and accrued liabilities and a $0.5 million increase in prepaid expenses and other assets.

The decrease in accounts receivable in the first half of 2016 was primarily due to improved cash collections. The increase in deferred revenue was due to increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts payable and accrued liabilities was largely due to the timing of vendor invoice payments.

During the six months ended June 30, 2015, cash provided by operating activities was $3.5 million, consisting of a net loss of $23.7 million; non-cash charges of $13.6 million and a $13.6 million cash increase resulting from changes in net operating assets and liabilities. Our non-cash charges consisted primarily $8.6 million of stock-based compensation expense and $4.7 million in depreciation and amortization. The changes in our net operating assets and liabilities were primarily due to an $8.6 million increase in deferred revenue, a $7.7 million decrease in accounts receivable and a $1.9 million decrease in inventory, partially offset by a $4.7 million decrease in accounts payable and accrued liabilities.

The increase in deferred revenue was due to timing of billings of support contracts and the increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts receivable was primarily due to improved cash collection in 2015 and the timing of billing as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the June 30, 2015 outstanding accounts receivable. The decrease in inventory was primarily due to increased consumption of existing inventory. The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses and the timing of vendor invoice payments.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, cash used in investing activities was $92.0 million, primarily consisting of $85.1 million of net purchases in marketable securities, $4.4 million payment for the acquisition of Appcito Inc. and $2.6 million for purchases of property and equipment.

During the six months ended June 30, 2015, cash used in investing activities was $1.8 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, cash provided by financing activities was $3.3 million and $2.6 million, respectively, primarily consisting of proceeds from common stock issuance under our equity incentive plans, net of repurchases of common stock.

Contractual Obligations

In September 2013, we entered into a credit agreement with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The credit agreement provides a three-year $35.0 million revolving credit facility, which includes a maximum $10.0 million letter of credit facility. We have no outstanding borrowings under this credit facility as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We review goodwill for possible impairment annually in the fourth quarter or whenever events or changes in circumstances indicate its carrying amount may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or a severe deterioration in our operating environment and market conditions. These changes could affect the value of goodwill or a significant decrease in expected cash flows. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our reporting unit is less than our carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than our carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit is less than our carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

Impairment of Long-Lived Assets

Intangible assets consist primarily of developed technology, patent and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which ranges from five to ten years.

We review long-lived assets, including intangible assets, for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant underperformance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. We determine the recoverability of intangible assets based on estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value.

There were no other significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. As of June 30, 2016, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded a $0.9 million foreign exchange gain and a $0.3 million foreign exchange loss during the six months ended June 30, 2016 and 2015, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $113.7 million and $98.1 million as of June 30, 2016 and December 31, 2015, respectively, consisting of bank deposits, money market funds, certificates of deposit, corporate securities, commercial paper and asset-backed securities. Some of these securities earn interest and as such carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2015 and 2014 and the first half of 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 35%, 33% and 37% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 42%, 45%, and 46% of our total revenue during the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014.

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

We have been, may presently be, or in the future may be, a party to litigation and claims regarding intellectual property rights, resolution of which has been and may in the future be time-consuming, expensive and adverse to us, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.

Our industry is characterized by the existence of a large number of patents and by increasingly frequent claims and related litigation based on allegations of infringement or other violations of patent and other intellectual property rights. In the ordinary course of our business, we have been and may presently be in disputes and licensing discussions with others regarding their patents and other claimed intellectual property and proprietary rights. Intellectual property infringement and misappropriation lawsuits and other claims are subject to inherent uncertainties due to the complexity of the technical and legal issues involved, and we cannot be certain that we will be successful in defending ourselves against such claims or in concluding licenses on reasonable terms or at all.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, approximately 45%, 46% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•
economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe and the United Kingdom’s decision to exit the European Union (commonly referred to as “Brexit”);

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
Exposure to UK political developments, including the outcome of the UK referendum on membership in the European Union, could have a material adverse effect on us.
On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union (commonly referred to as “Brexit”). The Brexit vote creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.
The result of the Brexit vote means that the nature of the United Kingdom's long-term relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of economic instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition and prospects.
The political and economic uncertainty created by the Brexit vote has caused and may continue to cause significant volatility in global financial markets and in the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.
Consequently, no assurance can be given as to the overall impact of the Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

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

Our products may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in new or enhanced products after commencement of commercial distribution. These problems have in the past and may in the future cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also be subject to liability claims for damages related to product errors or defects. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business and results of operations.

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

Our credit facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. In the past, we were not in compliance with one of the covenants on one occasion and were able to obtain a waiver from our lenders regarding the non-compliance. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants or obtain waivers if we fail to meet a covenant. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If our lenders accelerate the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, our lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets, including our intellectual property, as collateral under the credit facility. As of June 30, 2016, we had no outstanding balance on our credit facility and were in compliance with the facility covenants.

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

We recently completed the acquisition of substantially all of the assets of Appcito and may make future acquisitions of complementary companies, products or technologies. With respect to the Appcito acquisition or any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. The Appcito acquisition or any future acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof;

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; or

•	examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regards to positions taken on tax filings.

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

Our executive officers and directors, together with affiliated entities, hold 32.0% of our outstanding common stock as of June 30, 2016. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2016, there were approximately 6.1 million vested and exercisable options to purchase our common stock, in addition to the 65,585,129 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,451,468 shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2016 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sale of Unregistered Securities

On June 23, 2016, we completed the acquisition of Appcito, pursuant to which we issued 227,404 shares of our common stock to stockholders of Appcito as part of the transaction consideration. No underwriters were involved in the foregoing sales of securities. The issuance of such shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

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

Date: August 5, 2016

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2016

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