Form 10-Q
period 2016-09-30
A10 Networks, Inc.
filed 2016-11-03
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 28, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 67,205,810.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$31,380	$98,117
Marketable securities	85,385	—
Accounts receivable, net of allowances of $4,048 and $4,067 as of September 30, 2016 and December 31, 2015	48,903	57,778
Inventory	14,537	18,291
Prepaid expenses and other current assets	4,652	5,064
Total current assets	184,857	179,250
Property and equipment, net	8,851	8,903
Goodwill and intangible assets	8,300	867
Other non-current assets	3,752	3,531
Total Assets	$205,760	$192,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,419	$10,508
Accrued liabilities	29,427	27,757
Deferred revenue, current	53,484	49,572
Total current liabilities	92,330	87,837
Deferred revenue, non-current	29,759	23,232
Other non-current liabilities	1,052	1,414
Total Liabilities	123,141	112,483
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 — 500,000 shares authorized as of September 30, 2016 and December 31, 2015; 67,089 and 64,172 shares issued and outstanding as of September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	323,555	301,886
Accumulated other comprehensive income	36	—
Accumulated deficit	(240,973)	(221,819)
Total Stockholders' Equity	82,619	80,068
Total Liabilities and Stockholders' Equity	$205,760	$192,551
See accompanying notes to the Condensed Consolidated Financial Statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$35,275	$34,990	$110,446	$98,837
Services	19,793	15,788	55,556	43,494
Total revenue	55,068	50,778	166,002	142,331
Cost of revenue:
Products	8,795	8,529	27,297	23,501
Services	4,153	4,186	13,087	11,601
Total cost of revenue	12,948	12,715	40,384	35,102
Gross profit	42,120	38,063	125,618	107,229
Operating expenses:
Sales and marketing	24,331	25,774	77,872	75,258
Research and development	15,968	13,562	45,231	41,542
General and administrative	6,305	6,892	20,196	20,122
Litigation and settlement expense	66	469	2,059	1,939
Total operating expenses	46,670	46,697	145,358	138,861
Loss from operations	(4,550)	(8,634)	(19,740)	(31,632)
Other income (expense), net:
Interest expense	(145)	(151)	(397)	(382)
Interest income and other income (expense), net	309	22	1,544	(167)
Total other income (expense), net	164	(129)	1,147	(549)
Loss before income taxes	(4,386)	(8,763)	(18,593)	(32,181)
Provision for income taxes	298	204	561	497
Net loss	$(4,684)	$(8,967)	$(19,154)	$(32,678)
Net loss per share:
Basic and diluted	$(0.07)	$(0.14)	$(0.29)	$(0.53)
Weighted-average shares used in computing net loss per share:
Basic and diluted	66,260	62,753	65,146	62,009

 See accompanying notes to the Condensed Consolidated Financial Statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,684)	$(8,967)	$(19,154)	$(32,678)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(52)	—	36	—
Comprehensive loss	$(4,736)	$(8,967)	$(19,118)	$(32,678)

See accompanying notes to the Condensed Consolidated Financial Statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,154)	$(32,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,919	6,784
Stock-based compensation	13,069	13,246
Other non-cash items	1,798	1,589
Changes in operating assets and liabilities:
Accounts receivable, net	7,311	11,223
Inventory	2,303	922
Prepaid expenses and other assets	349	(97)
Accounts payable	(878)	(1,086)
Accrued liabilities	906	(1,492)
Deferred revenue	10,440	9,118
Other	(224)	104
Net cash provided by operating activities	21,839	7,633
Cash flows from investing activities:
Purchases of marketable securities	(109,268)	—
Proceeds from sales and maturities of marketable securities	23,787	—
Payment for acquisition	(4,380)	—
Purchases of property and equipment	(4,256)	(2,558)
Purchase of intangible asset	(1,500)	—
Net cash used in investing activities	(95,617)	(2,558)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	7,116	3,238
Other	(75)	306
Net cash provided by financing activities	7,041	3,544
Net increase (decrease) in cash and cash equivalents	(66,737)	8,619
Cash and cash equivalents—beginning of period	98,117	91,905
Cash and cash equivalents—end of period	$31,380	$100,524
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued under asset purchase agreement	$1,313	$—
Inventory transfers to property and equipment	$1,451	$2,213
Purchases of property and equipment included in accounts payable	$275	$327
Vesting of early exercised stock options	$169	$366

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, fair value of marketable securities, contingencies and litigation, acquisition purchase price allocations, accrued liabilities, and determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the Condensed Consolidated Financial Statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

The following are changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Marketable securities

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as current assets (included in marketable securities on the Condensed Consolidated Balance Sheets) based on their availability for use in current operations. Unrealized gains or losses are reported in accumulated other comprehensive loss, net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method, and are reflected in our Condensed Consolidated Statements of Operations. Realized gains or losses and charges for other-than-temporary declines in value, if any, on marketable securities are reported in interest income and other income (expense), net as incurred.

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

Intangible Assets

Intangible assets consist primarily of developed technology, patents and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and are amortized on a straight-line basis over their estimated useful lives, which range from five to ten years.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A (a distribution channel partner)	19%	*	13%	*

* represents less than 10% of total revenue

As of September 30, 2016, one distribution channel partner (Customer A) accounted for 22% of our total gross accounts receivable. As of December 31, 2015, no customer accounted for 10% or more of our total gross accounts receivable.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. These accounting updates provide supplemental adoption guidance and clarification to ASC No. 2014-09 Revenue from Contracts with Customers. ASU No. 2016-08 and ASU No. 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. We are currently evaluating the impact of the adoption of ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10 on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2015, that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

As of September 30, 2016, the estimated fair value of our marketable securities, classified as available for sale, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,998	$17	$(1)	12,014
Corporate securities	37,043	42	(14)	37,071
Commercial paper	20,549	4	(2)	20,551
Asset-backed securities	15,740	9	—	15,749
	$85,330	$72	$(17)	$85,385

For the three and nine months ended September 30, 2016, realized gains were immaterial. During the three and nine months ended September 30, 2016, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses. We did not have any marketable securities as of December 31, 2015.

The following table summarizes the cost and estimated fair value of marketable securities based on contractual maturities as of September 30, 2016 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$56,291	$56,323
Mature in 1 - 3 years	29,039	29,062
	$85,330	$85,385

All available-for-sale securities have been classified as current, based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position as of September 30, 2016 consisted of the following (in thousands):

	Fair Value	Unrealized Losses
Certificates of deposit	$2,999	$(1)
Corporate securities	8,391	(14)
Commercial paper	$5,374	(2)
	$16,764	$(17)

As of September 30, 2016, no marketable securities were in a continuous unrealized loss position for more than twelve months. We do not intend to sell any of these investments, and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these marketable securities as of September 30, 2016.

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

Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance for measuring fair value establishes a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities;

Our Level 1 assets consist of highly liquid money market funds that are included in cash and cash equivalents.

Level 2 - Inputs are observable, quoted prices for identical assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities;

Our Level 2 assets consist of certificates of deposit, corporate securities, commercial paper and asset-backed securities.

Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

We did not have any Level 3 assets or liabilities as of September 30, 2016 and December 31, 2015.

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2016.

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2016			December 31, 2015
	Cash and Cash Equivalents	Marketable Securities	Total	Cash and Cash Equivalents	Marketable Securities	Total
Cash	$20,166		$20,166	$27,036		$27,036
Level I
Money market funds	$11,214	$—	$11,214	$71,081	$—	$71,081
	11,214	—	11,214	71,081	—	71,081
Level II
Certificates of deposit	—	12,014	12,014	—	—	—
Corporate securities	—	37,071	37,071	—	—	—
Commercial paper	—	20,551	20,551	—	—	—
Asset-backed securities	—	15,749	15,749	—	—	—
	—	85,385	85,385	—	—	—
	$31,380	$85,385	$116,765	$98,117	$—	$98,117

3. Condensed Consolidated Financial Statement Details

Inventory

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$6,451	$9,418
Finished goods	8,086	8,873
Total inventory	$14,537	$18,291

Property and Equipment, net

	September 30, 2016	December 31, 2015
	(in thousands)
Equipment	$40,901	$35,836
Software	3,801	3,548
Furniture and fixtures	864	864
Leasehold improvements	2,567	2,492
Construction in progress	—	83
Property and equipment, gross	48,133	42,823
Less: accumulated depreciation and amortization	(39,282)	(33,920)
Property and equipment, net	$8,851	$8,903

Depreciation expense on property and equipment was $1.9 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Goodwill and Intangible Assets

Activity related to goodwill for the nine months ended September 30, 2016 is as follows (in thousands):

Balance as of December 31, 2015	$72
Acquisitions	1,235
Balance as of September 30, 2016	$1,307

Purchased intangible assets, net consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$5,050	$(253)	$4,797	$—	$—	$—
Customer relationships	1,746	(1,746)	—	1,746	(1,746)	—
Patents	2,936	(740)	2,196	1,436	(641)	795
Total	$9,732	$(2,739)	$6,993	$3,182	$(2,387)	$795

Amortization expense related to purchased intangible assets was $0.3 million and $33,000 for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. Purchased intangible assets are amortized over a remaining weighted average useful life of 4.9 years.

Total future amortization expense for purchased intangible assets as of September 30, 2016 is as follows (in thousands):

Fiscal Years Ending December 31,
Remainder of 2016	$361
2017	1,442
2018	1,442
2019	1,442
2020	1,442
Thereafter	864
$6,993

Accrued Liabilities

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$20,458	$18,134
Accrued tax liabilities	2,639	4,520
Other	6,330	5,103
Total accrued liabilities	$29,427	$27,757

Deferred Revenue

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred revenue:
Products	$2,899	$3,233
Services	80,344	69,571
Total deferred revenue	83,243	72,804
Less: current portion	(53,484)	(49,572)
Non-current portion	$29,759	$23,232

4. Credit Facilities

In September 2013, we entered into a credit agreement (the “2013 Credit Facility”) with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The 2013 Credit Facility provided a three-year, $35.0 million, revolving credit facility, which included a maximum $10.0 million letter of credit facility. We were required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility. We had no outstanding borrowings under the 2013 Credit Facility as of December 31, 2015 or for any period during the nine months ended September 30, 2016. The 2013 Credit Facility expired on September 30, 2016.

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank ("SVB"), as lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit facility. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

 On April 6, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action and providing that we will make a payment of $0.8 million, net of the expected proceeds of insurance policies. The parties subsequently executed a stipulation of settlement, dated June 30, 2016, and filed a motion with the Court seeking preliminary approval of the settlement, which was granted on September 15, 2016. The payment was made in October 2016. The final fairness hearing is scheduled to be heard on January 13, 2017. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. The settlement remains subject to stockholder notice, final court approval and other customary conditions.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”).  We were also named as a nominal defendant. The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. On May 24, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action, which provides that we implement certain corporate governance measures following final settlement approval. The parties subsequently executed a stipulation of settlement, dated August 26, 2016, and filed a motion with the Court seeking preliminary approval of the settlement. On October 20, 2016, the Court issued an order continuing to November 18, 2016 on the motion for preliminary approval, to allow plaintiff to submit certain supplemental briefing. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them.  The settlement remains subject to execution of a formal settlement agreement, court approval and other customary conditions.

Lease Obligations and Other Commitments

We lease various operating spaces in the United States, Asia, and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2020. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

We have entered into agreements with some of our customers and channel partners that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Other guarantees or indemnification arrangements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to the indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any significant impact on our Condensed Consolidated Financial Statements to date.

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

The total purchase consideration was $6.5 million. The fair value of the total purchase consideration was $6.3 million, which consisted of $5.0 million in cash consideration, less a holdback of $0.7 million to cover any indemnification claims within twelve months of the acquisition date, and 227,404 unregistered shares of our common stock with an aggregated fair value of $1.3 million. We allocated the total purchase consideration to the net assets acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date.

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

We do not consider the acquisition of Appcito to be material to our results of operations or financial position, and therefore, we are not presenting pro-forma financial information of the combined operations.

This acquisition was taxable for income tax purposes, and the acquired assets have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded. The goodwill of $1.2 million and the $0.2 million of acquisition costs are capitalized and amortized over 15 years for income tax purposes.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the "2014 Plan") was adopted by our Board of Directors and approved by our stockholders in March 2014. The 2014 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants. In addition, effective as of June 10, 2015, our Board of Directors adopted and our stockholders approved an amendment and restatement of our 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares available from the 2008 Stock Plan (the "2008 Plan") that were or may in the future be canceled or otherwise forfeited or repurchased by us after March 20, 2014. A maximum of 8,310,566 shares may become available from the 2008 Plan for issuance under the 2014 Plan.

As of December 31, 2015, we had 3,364,304 shares available for future grant. Annually, the shares authorized for the 2014 Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2016, the number of shares in the 2014 Plan was increased by 4,851,535 shares, which consisted of 3,211,211 shares, representing 5% of the prior year end’s common stock outstanding and 1,640,324 shares for awards under our 2008 Plan that had been canceled, forfeited or repurchased by us between March 21, 2014 and December 31, 2015.

During the nine months ended September 30, 2016, we granted 672,000 stock options and 4,272,388 stock awards under the 2014 Plan to our employees, directors and consultants. As of September 30, 2016, we had 4,312,753 shares available for future grant, excluding shares eligible to be added from the 2008 Plan as a result of awards that have been canceled, forfeited or repurchased by us after December 31, 2015.

As of September 30, 2016, 243,546 shares of our common stock had been added to the 2014 Plan share reserve which represents awards under our 2008 Plan that have been canceled, forfeited or repurchased by us during the nine months ended September 30, 2016.

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

Stock-Based Compensation

The following tables summarize the allocation of the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation by type of award:
Stock options	$1,028	$1,347	$3,209	$4,326
Stock awards	3,231	2,412	9,614	6,477
Employee stock purchase rights	329	849	246	2,443
	$4,588	$4,608	$13,069	$13,246

Stock-based compensation by category of expense:
Cost of revenue	$332	$428	$921	$1,241
Sales and marketing	1,760	2,093	5,577	6,032
Research and development	1,730	1,489	4,251	4,347
General and administrative	766	598	2,320	1,626
	$4,588	$4,608	$13,069	$13,246
__________________________________________

(1)
Our 2014 Purchase Plan provides twenty-four month offering periods which consist of four six-month purchase periods. We record periodic stock-based compensation expense based on estimated contributions determined at the beginning of each offering period and record purchase adjustments for the difference between the estimated and actual contributions at the end of each purchase period. For the purchase period ended on May 20, 2016, the actual contributions were significantly lower than the estimated contributions due to lower stock price which caused more employees to reach the maximum purchase contribution limit.

As of September 30, 2016, we had $30.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards which will be recognized over a weighted average period of 2.6 years.

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

We estimate the grant date fair value of RSUs that have market based vesting conditions using the Monte Carlo simulation method.

Stock Options

The following tables summarize our stock option activities and related information (in thousands, except for years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	9,291	$4.78
Granted	672	$5.52
Exercised	(1,191)	$4.17
Canceled (1)	(562)	$6.20
Outstanding as of September 30, 2016	8,210	$4.83	6.4	$48,821
Vested and expected to vest as of September 30, 2016	8,063	$4.82	6.4	$47,985
Vested and exercisable as of September 30, 2016	5,590	$4.50	5.7	$35,114
__________________________________________

(1)
Common shares granted under the 2008 Plan and canceled after March 20, 2014 are reallocated to the 2014 Plan’s share reserve as they become available for issuance under the 2014 Plan. During the nine months ended September 30, 2016, 244 of the canceled stock options were reallocated to the 2014 Plan.

As of September 30, 2016, the aggregate intrinsic value represents the excess of the closing price of our common stock of $10.69 over the exercise price of the outstanding in-the-money options.

	Nine Months Ended September 30,
	2016	2015
Fair value of options granted	$1,603	$869
Weighted-average fair value of options granted	$2.38	$2.13
Intrinsic value of options exercised	$5,003	$1,535

We did not grant stock options during the three months ended September 30, 2016 and 2015.

The estimated grant-date fair value of our stock options issued to employees was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected term (in years)	4.9	4.8
Risk-free interest rate	1.42%	1.60%
Volatility	49%	50%
Dividend rate	—%	—%

Stock Awards

We have granted time-based stock awards ("RSUs") to our employees, directors and consultants and performance-based stock awards ("PSUs") and market performance-based stock awards ("MSUs") to certain company executives.

The following table summarizes our stock award activities (in thousands):

	RSUs	PSUs	MSUs	Total
Outstanding as of December 31, 2015	2,872	—	580	3,452
Granted	3,725	547	—	4,272
Released	(915)	—	—	(915)
Canceled	(734)	(29)	—	(763)
Outstanding as of September 30, 2016	4,948	518	580	6,046

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. These PSUs are also subject to service condition vesting requirements with 25% of the eligible PSUs scheduled to vest on each of the first, second, third and fourth year anniversary of the PSU grant date.

We granted MSUs covering 540,000 shares and 40,000 shares of our common stock to certain executives during 2014 and 2015, all of which were outstanding as of September 30, 2016. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the award’s grant date, subject to continued service by the award holder.

The aggregate intrinsic value is the amount that would have been received by the unit holders had all RSUs been vested and released on September 30, 2016. This amount will fluctuate based on the fair market value of our stock. As of September 30, 2016, the aggregated intrinsic value for RSUs, MSUs and PSUs was $64.6 million with a weighted-average remaining service period of 2.8 years.

Employee Stock Purchase Plan

Employees purchased 552,554 shares at an average price of $3.88 and 542,102 shares at an average price of $3.45 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, 4,317,184 shares were available for future issuance under the 2014 Purchase Plan. The intrinsic value of shares purchased during the nine months ended September 30, 2016 and 2015 was $1.3 million and $1.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

We did not grant employee stock purchase rights during the three months ended September 30, 2016 and 2015.

The fair value of the employee stock purchase rights granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected term (in years)	1.3	1.2
Risk-free interest rate	0.65%	0.32%
Expected volatility	42.6%	39.6%
Dividend rate	—%	—%

Stock Repurchase Program

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

8. Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss	$(4,684)	$(8,967)	$(19,154)	$(32,678)
Denominator:
Weighted-average shares outstanding - basic and diluted	66,260	62,753	65,146	62,009
Net loss per share:
Basic and diluted	$(0.07)	$(0.14)	$(0.29)	$(0.53)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options, stock awards and employee stock purchase rights	14,163	11,058	12,878	11,063
Common stock subject to repurchase	21	90	21	90
	14,184	11,148	12,899	11,153

9. Income Taxes

We recorded income tax expense of $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of September 30, 2016. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.0 million and $2.6 million of unrecognized tax benefits as of September 30, 2016 and December 31, 2015.  We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in our Condensed Consolidated Statements of Operations. All tax years remain open and are subject to future examinations by federal, state and foreign tax authorities. We are not under examination in any jurisdiction.

10. Segment Information

Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment and operating segment.

The following table represents revenue by geographic areas based on customers' location, as determined by their ship to addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$24,297	$25,059	$85,242	$75,365
Japan	16,008	8,764	37,846	24,222
Asia Pacific, excluding Japan	7,434	7,991	21,911	18,122
EMEA	6,046	7,317	16,973	20,372
Other	1,283	1,647	4,030	4,250
Total revenue	$55,068	$50,778	$166,002	$142,331

No other geographic regions comprised 10% or greater of our revenue for the three and nine months ended September 30, 2016 and 2015.

Our property and equipment, net is primarily located in the United States. No other geographic regions comprise 10% or more of our property and equipment, net as of September 30, 2016.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2016, we had sold products to approximately 5,000 customers across 82 countries.

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

During the first nine months of 2016, 51% of our total revenue was generated from the United States, 23% from Japan, and 26% from other geographical regions. During the first nine months of 2015, 53% of our total revenue was generated from the United States, 17% from Japan, and 30% from other geographical regions. Our enterprise customers accounted for 57% and 58% of our total revenue during the first nine months of 2016 and 2015, respectively. Our service provider customers accounted for 43% and 42% of our total revenue during the first nine months of 2016 and 2015, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for 38% and 30% of our total revenue during the nine months ended September 30, 2016 and 2015, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest end customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2016, we had $31.4 million of cash and cash equivalents and $85.4 million of marketable securities. Cash provided by operating activities was $21.8 million during the first nine months of 2016 as compared to $7.6 million during the same period of 2015.

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

Results of Operations

The following table provides a summary of our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$35,275	64.1%	$34,990	68.9%	$285	1%
Services	19,793	35.9	15,788	31.1	4,005	25%
Total revenue	55,068	100.0	50,778	100%	4,290	8%
Cost of revenue:
Products	8,795	16.0	8,529	16.8	266	3%
Services	4,153	7.5	4,186	8.2	(33)	(1)%
Total cost of revenue	12,948	23.5	12,715	25.0	233	2%
Gross profit	42,120	76.5	38,063	75.0	4,057	11%
Operating expenses:
Sales and marketing	24,331	44.2	25,774	50.8	(1,443)	(6)%
Research and development	15,968	29.0	13,562	26.7	2,406	18%
General and administrative	6,305	11.5	6,892	13.6	(587)	(9)%
Litigation and settlement expense	66	0.1	469	0.9	(403)	(86)%
Total operating expenses	46,670	84.8	46,697	92.0	(27)	0%
Loss from operations	(4,550)	(8.3)	(8,634)	(17.0)	4,084	(47)%
Other income (expense), net:
Interest expense	(145)	(0.3)	(151)	(0.3)	6	(4)%
Interest income and other income (expense), net	309	0.6	22	—	287	1,305%
Total other income (expense), net	164	0.3	(129)	(0.3)	293	(227)%
Loss before income taxes	(4,386)	(8.0)	(8,763)	(17.3)	4,377	(50)%
Provision for income taxes	298	0.5	204	0.4%	94	46%
Net loss	$(4,684)	(8.5)%	$(8,967)	(17.7)%	$4,283	(48)%

	Nine Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$110,446	66.5%	$98,837	69.4%	$11,609	12%
Services	55,556	33.5	43,494	30.6	12,062	28%
Total revenue	166,002	100.0	142,331	100.0	23,671	17%
Cost of revenue:
Products	27,297	16.4	23,501	16.5	3,796	16%
Services	13,087	7.9	11,601	8.2	1,486	13%
Total cost of revenue	40,384	24.3	35,102	24.7	5,282	15%
Gross profit	125,618	75.7	107,229	75.3	18,389	17%
Operating expenses:
Sales and marketing	77,872	47.0	75,258	52.9	2,614	3%
Research and development	45,231	27.2	41,542	29.2	3,689	9%
General and administrative	20,196	12.2	20,122	14.1	74	—%
Litigation and settlement expense	2,059	1.2	1,939	1.4	120	6%
Total operating expenses	145,358	87.6	138,861	97.6	6,497	5%
Loss from operations	(19,740)	(11.9)	(31,632)	(22.2)	11,892	(38)%
Other income (expense), net:
Interest expense	(397)	(0.2)	(382)	(0.3)	(15)	4%
Interest income and other income (expense), net	1,544	0.9	(167)	(0.1)	1,711	(1,025)%
Total other income (expense), net	1,147	0.7	(549)	(0.4)	1,696	(309)%
Loss before income taxes	(18,593)	(11.2)	(32,181)	(22.6)	13,588	(42)%
Provision for income taxes	561	0.3	497	0.3	64	13%
Net loss	$(19,154)	(11.5)%	$(32,678)	(23.0)%	$13,524	(41)%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN, TPS, and CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$35,275	64.1%	$34,990	68.9%	$285	1%
Services	19,793	35.9	15,788	31.1	4,005	25%
Total revenue	$55,068	100.0%	$50,778	100.0%	$4,290	8%
Revenue by geographic region:
United States	$24,297	44.1%	$25,059	49.4%	$(762)	(3)%
Japan	16,008	29.1	8,764	17.3	7,244	83%
Asia Pacific, excluding Japan	7,434	13.5	7,991	15.7	(557)	(7)%
EMEA	6,046	11.0	7,317	14.4	(1,271)	(17)%
Other	1,283	2.3	1,647	3.2	(364)	(22)%
Total revenue	$55,068	100.0%	$50,778	100.0%	$4,290	8%

	Nine Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$110,446	66.5%	$98,837	69.4%	$11,609	12%
Services	55,556	33.5	43,494	30.6	12,062	28%
Total revenue	$166,002	100.0%	$142,331	100.0%	$23,671	17%
Revenue by geographic location:
United States	$85,242	51.4%	$75,365	53.0%	$9,877	13%
Japan	37,846	22.8	24,222	17.0	13,624	56%
Asia Pacific, excluding Japan	21,911	13.2	18,122	12.7	3,789	21%
EMEA	16,973	10.2	20,372	14.3	(3,399)	(17)%
Other	4,030	2.4	4,250	3.0	(220)	(5)%
Total revenue	$166,002	100.0%	$142,331	100.0%	$23,671	17%

Total revenue increased by $4.3 million, or 8%, during the third quarter of 2016 as compared to the same period of 2015. This increase was comprised of a $0.3 million increase in products revenue and a $4.0 million increase in services revenue. Total revenue increased primarily due to higher revenue from enterprise and service provider customers by 3% and 17%, respectively, during the third quarter of 2016 as compared to the same period of 2015.

Total revenue increased by $23.7 million, or 17%, during the first nine months of 2016 as compared to the same period of 2015. This increase was comprised of an $11.6 million increase in products revenue and a $12.1 million increase in services revenue. Revenue from enterprise and service provider customers increased 15% and 19%, respectively, during the first nine months of 2016 as compared to the same period of 2015.

Products revenue increased by $0.3 million, or 1%, during the third quarter of 2016 as compared to the same period of 2015 as the products revenue increase from Japan was partially offset by the products revenue decrease from the United States, Asia Pacific excluding Japan and EMEA. Products revenue increased by $11.6 million, or 12%, during the first nine months of 2016 as compared to the same period of 2015. The increase was primarily attributable to the products revenue increase from Japan, the United States and Asia Pacific excluding Japan, partially offset by the products revenue decrease from EMEA.

Services revenue increased by $4.0 million, or 25%, and $12.1 million, or 28%, during the third quarter and the first nine months of 2016 as compared to the same periods of 2015. The services revenue increase during the third quarter and the first nine months of 2016 was primarily due to the increase in PCS sales in connection with our increasing installed customer base as well as an increase in our professional services revenue. During the first nine months of 2016, services revenue recognized from our installed customer base with contracts existing prior to 2016 grew by 31% as compared to the same period of 2015.

During the third quarter of 2016, $24.3 million, or 44%, of total revenue was generated from the United States, which represents a 3% decrease as compared to the same period of 2015. The decrease was primarily due to lower products revenue, partially offset by higher services revenue. During the first nine months of 2016, $85.2 million, or 51%, of total revenue was generated from the United States, which represents a 13% increase as compared to the same period of 2015. The increase was primarily due to higher products revenue as well as higher PCS sales in connection with our increased installed customer base.

During the third quarter of 2016, $16.0 million, or 29%, of total revenue was generated from Japan, which represents an 83% increase as compared to the same period of 2015. During the first nine months of 2016, $37.8 million, or 23%, of total revenue was generated from Japan, which represents a 56% increase as compared to the same period of 2015. The increase during both periods was primarily due to higher products revenue from service provider customers. In addition, the favorable currency exchange impact of the Japanese Yen on the revenue was $2.2 million and $3.5 million for the third quarter and the first nine months of 2016, respectively.

During the third quarter of 2016, $7.4 million, or 13% of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 7% decrease as compared to the same period of 2015. The decrease was primarily due to lower products revenue, partially offset by higher services revenue. During the first nine months of 2016, $21.9 million, or 13%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 21% increase as compared to the same period of 2015. The increase was primarily due to higher products revenue resulting from our continuous efforts in expanding our presence in these regions as well as higher PCS sales in connection with our increased installed customer base.

During the third quarter of 2016, $6.0 million, or 11%, of total revenue was generated from EMEA, which represents a 17% decrease as compared to the same period of 2015. During the first nine months of 2016, $17.0 million, or 10%, of total revenue was generated from EMEA, which represents a 17% decrease as compared to the same period of 2015. The decrease during both periods was primarily due to lower products revenue as a result of overall economic weakness in the EMEA markets, partially offset by an increase in services revenue.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue

Cost of products revenue is primarily comprised of cost of third-party manufacturing services and cost of component inventory for the hardware component of our products. It also includes warehouse personnel costs, shipping costs, inventory write-downs, certain allocated facilities and information technology infrastructure costs, and expenses associated with logistics and quality control.

Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

A summary of our cost of revenue for the three and nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Cost of revenue:
Products	$8,795	$8,529	$266	3%
Services	4,153	4,186	(33)	(1)%
Total cost of revenue	$12,948	$12,715	$233	2%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Cost of revenue:
Products	$27,297	$23,501	$3,796	16%
Services	13,087	11,601	1,486	13%
Total cost of revenue	$40,384	$35,102	$5,282	15%

Gross Margin

Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, inventory write-downs and foreign currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in Japanese yen. Changes in the exchange rates between the U.S. dollar and Japanese yen will therefore affect our revenue and gross margin. Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$26,480	75.1%	$26,461	75.6%	$19	(0.5)%
Services	15,640	79.0%	11,602	73.5%	4,038	5.5%
Total gross profit	$42,120	76.5%	$38,063	75.0%	$4,057	1.5%

	Nine Months Ended September 30,
	2016		2015		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$83,149	75.3%	$75,336	76.2%	$7,813	(0.9)%
Services	42,469	76.4%	31,893	73.3%	10,576	3.1%
Total gross profit	$125,618	75.7%	$107,229	75.3%	$18,389	0.4%

Products gross margin remained relatively unchanged during the third quarter and the first nine months of 2016 as compared to the same periods of 2015.

Services gross margins increased by 5.5% and 3.1% during the third quarter and the first nine months of 2016 as compared to the same periods of 2015 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance increased only modestly during both periods.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation. We expect our personnel costs to increase as our business continues to grow and we hire new employees.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$24,331	$25,774	$(1,443)	(6)%
Research and development	15,968	13,562	2,406	18%
General and administrative	6,305	6,892	(587)	(9)%
Litigation and settlement expense	66	469	(403)	(86)%
Total operating expenses	$46,670	$46,697	$(27)	—%

	Nine Months Ended September 30,		Increase
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$77,872	$75,258	$2,614	3%
Research and development	45,231	41,542	3,689	9%
General and administrative	20,196	20,122	74	—%
Litigation and settlement expense	2,059	1,939	120	6%
Total operating expenses	$145,358	$138,861	$6,497	5%

Sales and Marketing

Sales and marketing expenses are our largest functional category of total operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs.

Sales and marketing expenses decreased by $1.4 million, or 6%, during the third quarter of 2016 as compared to the same period of 2015. The decrease was primarily due to a $0.7 million decrease in personnel costs mainly as a result of lower sales commissions, a $0.5 million decrease in travel and entertainment expense and a $0.2 million decrease in depreciation expense.

Sales and marketing expenses increased by $2.6 million, or 3%, during the first nine months of 2016 as compared to the same period of 2015. The increase was primarily due to a $4.1 million increase in personnel costs as a result of higher salaries and sales commissions, partially offset by a $0.8 million decrease in depreciation expense and a $0.6 million decrease in travel and entertainment expense.

We expect our sales and marketing expenses to increase in the future as we expand our sales presence in existing countries and into new countries.

Research and Development

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses primarily consist of personnel costs, and, to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology infrastructure costs. We expense research and development costs as incurred.

Research and development expense increased by $2.4 million, or 18%, during the third quarter of 2016 as compared to the same period of 2015. This increase was primarily due to a $1.7 million increase in personnel costs mainly due to the impact of higher headcount from the acquisition of Appcito, a $0.3 million increase in depreciation and a $0.3 million increase in professional services.

Research and development expense increased by $3.7 million, or 9%, during the first nine months of 2016 as compared to the same period of 2015. This increase was primarily due to a $3.1 million increase in personnel costs mainly due to the impact of higher headcount from the acquisition of Appcito and a $0.5 million increase in professional services.

We expect our research and development expenses to increase in the future as we continue to develop new products and enhance our existing products.

General and Administrative

General and administrative expenses primarily consist of personnel costs, professional services and office expenses. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation) related expenses. Professional services primarily consist of fees for outside accounting, tax, legal, recruiting and other administrative services.

General and administrative expenses decreased by $0.6 million, or 9%, during the third quarter of 2016 as compared to the same period of 2015. This decrease was primarily due to a $0.9 million decrease in professional services as a result of lower contractor and consultant headcount and lower legal fees and a $0.5 million decrease in bad debt expense, partially offset by a $0.5 million increase in personnel costs.

General and administrative expenses remained relatively unchanged during the first nine months of 2016 as compared to the same period of 2015 as a $2.3 million increase in personnel costs was partially offset by a $2.1 million decrease in professional services and a $0.2 million decrease in depreciation expense.

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

Litigation and settlement expense decreased by $0.4 million during the third quarter of 2016 as compared to the same period of 2015 primarily due to less litigation related activities following the settlement of the class action and the Derivative Action lawsuits in the first half of 2016.

Litigation expense increased by $0.1 million during the first nine months of 2016 compared to the same period of 2015 primarily due to litigation activity leading up to and relating to the settlement of the class action and the Derivative Action lawsuits during the first nine months of 2016.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, increased by $0.3 million during the third quarter of 2016 as compared to the same period of 2015 primarily due to an increase in interest income. Interest income and other income (expense), net, increased by $1.7 million during the first nine months of 2016 as compared to the same period of 2015 primarily due to a $0.8 million increase in foreign exchange gains and a $0.7 million increase in interest income. The increase in foreign exchange gains was primarily due to the impact of favorable currency exchange rates of the Japanese yen against the U.S. dollar during the third quarter and the first nine months of 2016. The higher interest income was primarily attributable to increases in our investment in marketable securities.

Provision for Income Taxes

We recorded income tax expense of $0.3 million and $0.2 million during the third quarter of 2016 and 2015, respectively, and $0.6 million and $0.5 million during the first nine months of 2016 and 2015, respectively. The income tax expense primarily consists of foreign taxes and is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $31.4 million, including $3.0 million held outside the United States in our foreign subsidiaries, and $85.4 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2016, we had working capital of $92.5 million, accumulated deficit of $241.0 million and total stockholders' equity of $82.6 million.

We plan to continue to invest for long-term growth and anticipate our investment will continue to increase. We believe that our existing cash and cash equivalents, marketable securities and other available financial resources will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

In addition, as described in Note 5. Commitments and Contingencies in our Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we are currently, or may be from time to time be, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreements

In September 2013, we entered into the 2013 Credit Facility with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The 2013 Credit Facility provided a three-year $35.0 million revolving credit facility, which included a maximum $10.0 million letter of credit facility. The 2013 Credit Facility expired on September 30, 2016.

In November 2016, we entered into the 2016 Credit Facility with SVB, as lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit facility.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions. In addition, the 2016 Credit Facility provides that we must maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. Upon an event of default, SVB may declare the outstanding obligations payable by us to be immediately due and payable, terminate the commitments and exercise other rights and remedies provided for under the 2016 Credit Facility. The events of default under the 2016 Credit Facility include, among others, payment defaults, covenant defaults, bankruptcy and insolvency defaults, judgment defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness and defaults relating to government approvals. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$21,839	$7,633
Investing activities	(95,617)	(2,558)
Financing activities	7,041	3,544
Net increase (decrease) in cash and cash equivalents	$(66,737)	$8,619

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

During the nine months ended September 30, 2016, cash provided by operating activities was $21.8 million, consisting of a net loss of $19.2 million, non-cash charges of $20.8 million and a $20.2 million cash increase resulting from changes in net operating assets and liabilities. Our non-cash charges consisted of $13.1 million of stock-based compensation expense, $5.9 million of depreciation and amortization expenses and $1.8 million of other non-cash items (primarily a provision for doubtful accounts and sales returns allowance). The changes in our net operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $10.4 million, accounts receivable of $7.3 million, inventory of $2.3 million and accrued liabilities of $0.9 million, and an outflow from the change in accounts payable of $0.9 million.

The increase in deferred revenue was primarily due to increased PCS sales in connection with higher installed customer base. The decrease in accounts receivable was primarily due to improved cash collections. The decrease in inventory was primarily due to improved management of inventory balances and increased inventory reserves. The decrease in accounts payable was largely due to the timing of vendor invoice payments.

During the nine months ended September 30, 2015, cash provided by operating activities was $7.6 million, consisting of a net loss of $32.7 million, non-cash charges of $21.6 million and an $18.7 million cash increase resulting from changes in net operating assets and liabilities. Our non-cash charges consisted of $13.2 million of stock-based compensation, $6.8 million of depreciation and amortization expenses and $1.6 million of other non-cash items (primarily a provision for doubtful accounts and sales returns allowance). The changes in our net operating assets and liabilities primarily reflect an inflow from the changes in accounts receivable of $11.2 million, deferred revenue of $9.1 million, inventory of $0.9 million, and an outflow from the aggregate change in accounts payable and accrued liabilities of $2.6 million.

The decrease in accounts receivable was primarily due to improved cash collection in 2015 and the timing of billing, as a higher portion of the December 31, 2014 outstanding accounts receivable were billed during the latter part of the quarter compared to the September 30, 2015 outstanding accounts receivable. The increase in deferred revenue was due to timing of billings of support contracts, the increase in PCS sales in connection with our increasing installed customer base and an increase in deferred professional services revenue. The decrease in inventory was primarily due to increased consumption of existing inventory. The decreases in accounts payable and accrued liabilities were primarily attributable to a decrease in accrued compensation costs largely due to the payment of accrued commissions and bonuses and the timing of vendor invoice payments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, cash used in investing activities was $95.6 million, primarily consisting of $85.5 million of net purchases of marketable securities, $4.4 million for payment for the acquisition of Appcito Inc., $4.3 million for purchases of property and equipment and $1.5 million for purchase of intangible assets.

During the nine months ended September 30, 2015, cash used in investing activities was $2.6 million, primarily for purchases of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, cash provided by financing activities was $7.0 million and $3.5 million, respectively, primarily consisting of proceeds from common stock issuance under our employee stock purchase plan and the exercise of stock options.

Contractual Obligations

As of September 30, 2016, our contractual obligations consist of capital leases, operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2016 compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following are changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We review long-lived assets, including intangible assets, for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, significant under performance relative to estimated results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. We determine the recoverability of intangible assets based on estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds the assets fair market value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. As of September 30, 2016, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded a $0.9 million foreign exchange gain and a $0.3 million foreign exchange loss during the nine months ended September 30, 2016 and 2015, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $116.8 million and $98.1 million as of September 30, 2016 and December 31, 2015, respectively, consisting of bank deposits, money market funds, certificates of deposit, corporate securities, commercial paper and asset-backed securities. Some of these securities earn interest and carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of

1934, as amended, or the Exchange Act, as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been and may currently be involved in various legal proceedings, the outcomes of which are not within our complete control or may not be known for prolonged periods of time. Management is required to assess the probability of loss and amount of such loss, if any, in preparing our Condensed Consolidated Financial Statements. We evaluate the likelihood of a potential loss from legal proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. Due to the inherent uncertainties of the legal processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions and results of operations.

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

We experienced net losses for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2015 and 2014 and the first nine months of 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of end-customer buying patterns and the efforts of our sales force and distribution channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of purchase orders and generated a substantial portion of revenue during the last few weeks of each quarter. We can recognize such revenue in the quarter received, however, only if all of the requirements of revenue recognition, especially shipment, are met by the end of the quarter. In addition, any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, could result in delayed order fulfillment and thus decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (including delays by our customers or potential customers in consummating such purchase orders), our third-party manufacturers’ inability to manufacture and ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments or achieving specified acceptance criteria, our revenue for that quarter could fall below our, or our investors’ or securities analysts’ expectations, resulting in a decline in the trading price of our common stock. We have experienced such delays in revenue in the past, including the quarter ended September 30, 2016.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 38%, 33% and 37% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 43%, 45%, and 46% of our total revenue during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, approximately 49%, 46% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

The terms of the 2016 Credit Facility could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit Facility requires us to satisfy a specified financial covenant. Our ability to meet the financial covenant can be affected by events beyond our control, and we may not be able to continue to meet the covenant. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

Our executive officers and directors, together with affiliated entities, hold 31.2% of our outstanding common stock as of September 30, 2016. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our IPO in March 2014. In January 2015, several substantially identical lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers (which actions were consolidated on May 29, 2015) and in June 2015, the related Derivative Action was filed. These and any future securities litigation, including any related to shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2016, there were approximately 5.6 million vested and exercisable options to purchase our common stock, in addition to the 67,088,850 common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9,451,468 shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2016 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We have, in the past, experienced issues with our internal control over financial reporting, such as the material weakness discovered in connection with our review of internal control over financial reporting as of December 31, 2014, related to an incorrect methodology used to compute share-based compensation associated with our 2014 Purchase Plan for the fourth quarter of 2014, and which resulted in a material adjustment to decrease share-based compensation in our fourth quarter ended December 31, 2014. While we believe that this material weakness was remediated during the year ended December 31, 2015, it is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, the 2016 Credit Facility currently restricts our ability to pay cash dividends while this facility remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Subsequent Event

We have elected to include the following information with respect to an event that occurred on November 1, 2016 in this Quarterly Report on Form 10-Q in lieu of reporting it in a separately filed Current Report on Form 8-K. This information would otherwise have been reported in a Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement.” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”
On November 1, 2016, we entered into a Loan and Security Agreement (the “2016 Credit Facility”) with Silicon Valley Bank ("SVB"), as lender.

The 2016 Credit Facility provides for a $25.0 million revolving credit facility, which includes a $25.0 million letter of credit facility. When our net cash equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When our net cash falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. Loan proceeds may be used for general corporate purposes. We may prepay loans under the 2016 Credit Facility in whole or in part at any time without premium or penalty. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. Interest is due and payable in arrears monthly for prime rate loans and at the end of an interest period for LIBOR rate loans (or at each three month interval in the case of loans with interest periods greater than three months). Principal, together with all accrued and unpaid interest, is due and payable on November 1, 2019 (the “Maturity Date”). We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

All of our future domestic subsidiaries are required to guaranty our obligations under the 2016 Credit Facility. Our obligations are secured by substantially all of our assets, excluding intellectual property, and subject to certain exceptions and limitations.

The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions. In addition, the 2016 Credit Facility provides that we must maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility.

Upon an event of default, SVB may declare the outstanding obligations payable by us to be immediately due and payable, terminate the commitments and exercise other rights and remedies provided for under the 2016 Credit Facility. The events of default under the 2016 Credit Facility include, among others, payment defaults, covenant defaults, bankruptcy and insolvency defaults, judgment defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness and defaults relating to government approvals. A default interest rate will apply on all obligations during the existence of an event of default under the 2016 Credit Facility at a per annum rate of interest equal to 5.00% above the applicable interest rate; except that LIBOR advances will be subject to a per annum rate of interest equal to 5.00% above the prime rate reported in The Wall Street Journal in the event the applicable interest period applicable to such LIBOR advance expires during the existence of an event of default.

SVB and its affiliates have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with us or our affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the 2016 Credit Facility is qualified in its entirety by reference to the full text of the 2016 Credit Facility, a copy of which is filed as Exhibit 10.1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

See the Exhibit Index of this Quarterly Report on Form 10-Q for a list of exhibits filed or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A10 NETWORKS, INC.

Date: November 3, 2016

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2016

By: /s/ Greg Straughn
Greg Straughn
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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