Form 10-K
period 2016-12-31
A10 Networks, Inc.
filed 2017-02-24
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $288.7 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of February 13, 2017 the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 68,346,582.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive proxy statement to be filed in conjunction with the Registrant's 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2016.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to attract and retain end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of existing and future litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies; and

•	our ability to effectively integrate operations of entities we have acquired or may acquire.
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

PART I.

BUSINESS
Overview

We are a leading provider of software and hardware solutions designed to address our customers’ needs for secure application services. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. We deliver a broad portfolio of hardware, software, and cloud offerings to our customers. These solutions are designed to give customers the visibility, performance, and security their applications need across both on-premise and cloud environments to produce greater agility for their businesses. Our customers include cloud providers, web-scale companies, service providers, government organizations and enterprises.

Industry Trends & Market Drivers

Applications are critical to our customers’ business operations. How safely and efficiently their applications perform dictates how their businesses perform; how they compete, how they grow and how they stand out. The applications networking industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized, and protected. Our corporate positioning and strategy are aimed at addressing these evolving needs of our customers. As an industry, we are all facing key trends, such as the following:

Increased Adoption of Cloud Applications. For decades, businesses operated with applications based in physical, appliance-based data centers. While these traditional applications remain central to businesses around the world, a new genre of cloud-based applications is emerging, presenting new opportunities and challenges. Some of these challenges relate to how a business effectively manages secure application services across various data centers and cloud type - whether private, public or hybrid clouds. Over time, more and more applications may be born in the cloud. Also some applications that existed in traditional data centers may migrate to clouds as well. We believe businesses will need solutions that bridge both traditional and cloud-based application environments and centrally manage all secure application services holistically. We believe the confluence of addressing visibility, performance, and security needs for businesses’ critical applications presents significant risks and opportunities for many organizations.

Increased Network Complexity and New Infrastructure Paradigms. For years now, our industry has deliberated and innovated new ways of creating more efficient, automated information technology (“IT”) infrastructures. In the past, applications were forced to comply with the way networks were architected and innovated. Now IT vendors may increasingly build networks to conform to applications. As a result, traditional IT vendors may need to shift from hardware-centric models to software-defined approaches to improve agility for critical applications, and subsequently their business operations. Ensuring product portfolios adapt and diversify to include traditional hardware as well as newer software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

Rapid Growth of Internet-Connected Devices and the Exhaustion of the Existing IP Address Space. The rapid growth of mobile and other internet-connected devices threatens to overwhelm the current Internet Protocol (“IP”) addressing scheme, IPv4. This “Internet of Things” trend, combined with mobility and widespread access to the internet globally, all feed each other. To support the continuing and rapid growth of internet-connected devices, application networking technology plays a significant role in managing two internet connection standards simultaneously, extending the viability of IPv4 while enabling customers to move to IPv6. As new trends like 5G emerge in coming years, the need for IPv4 preservation and IPv6 transition may increase in importance.

The Rise of DDoS Attacks. Cyber criminals such as hacktivists, amateur hackers, and foreign military and intelligence organizations target data centers of every type. Attack types continue to diversify. Distributed Denial of Service (“DDoS”) attacks are prominent examples and are increasing in notoriety. They are increasing in volume, attack vectors and regularity. A DDoS attacker seeks to render a target network or website unavailable by orchestrating coordinated attacks from massive worldwide networks of compromised endpoints, called botnets. Compromised endpoints can be computing devices or Internet of Things-driven devices like video cameras. Any internet-connected device can be compromised and utilized as part of a botnet. In September 2016, a DDoS attack registered more than 600 Gbps. Days later, a new DDoS attack reached more than 1 Tbps in size, the largest volumetric attack reported publicly by that year’s end. Businesses increasingly seek to rely on DDoS protection solutions to enhance protection of their business operations and brand.

Rapid growth of SSL, encrypted applications, and hidden threats. Many applications use the Secure Sockets Layer ("SSL") protocol. Cyber criminals exploit the protocol to hide malicious malware within encrypted channels and carry out attacks against businesses and users. This malicious trend drives demand for greater visibility within SSL-encrypted channels. Businesses need a way to efficiently decrypt traffic. They need an effective way to inspect, identify, and remediate malicious traffic. Also they need to re-encrypt traffic and deliver it quickly to its destination. Conducting this process without placing a “security performance tax” on the application delivery is a critical requirement.

Need for Advanced Secure Application Service Solutions

In order to address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements needed, some of the more critical include:

Ability to Centrally Manage Traditional and Cloud Environments. As more applications are born in the cloud, and they operate alongside traditional applications supported by on-premise and appliance-based data centers, application delivery and security solutions will be called upon to span traditional and cloud-based environments. In doing so, solutions must centrally control and manage secure application services across any combination of traditional data centers and clouds. To support data centers and different cloud types, solutions require a variety of form factors; hardware, software (i.e. virtual, bare metal) and cloud-based offerings.

Clear Visibility and Sophisticated Analytics. The effectiveness of application performance and security depends greatly on the level of visibility a business has into its application traffic. That visibility must be able to span any number of data centers and cloud types to ensure a holistic view into security threats and performance issues affecting applications. The deeper and clearer the visibility, the better the analytics and actionable information that can be applied to enhancing application performance and protection. Secure application service solutions must be driven by solid visibility and per-app analytics.

Ability to Scale. Performance and security at scale are paramount in today’s dynamic application environments. Solutions need to analyze application traffic quickly and enhance performance and security in traditional and cloud-based application environments in a centrally managed manner.

Sophisticated Security Functionality. Secure application service solutions must detect and mitigate sophisticated cyber security threats, such as malicious threats hiding in encrypted traffic and DDoS attacks. In order to defend against the rising volume of sophisticated cyber-attacks, solutions require exceptional performance and scale without dramatically increasing footprint and total cost of ownership.

Our Product Portfolio

Our portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six advanced application delivery and security products.

1) Application Delivery Controllers (“ADC”)
2) Lightning Application Delivery Service (“Lightning ADS”)
3) Carrier Grade Network Address Translation (“CGN”)
4) Threat Protection System (“TPS”)
5) SSL Insight (“SSLi”)
6) Convergent Firewall (“CFW”)

They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software. These choices make our portfolio among the most comprehensive in the industry.

The following is an overview of our portfolio:

1) Application Delivery Controller. Thunder ADC provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP virtualization delivery for multi-tenancy, SSL, acceleration, SSL intercept, caching and compression, web application firewall, domain name server application firewall and others. ADCs are typically deployed in front of a server farm within a data center, including web, application and database servers.

2) Lightning Application Delivery Service. Lightning ADS allows us to service growing demand for ADC functionality in the cloud, increasing the agility and reducing costs for our customers. Introduced after the acquisition of Appcito, Inc. (“Appcito”) in 2016, Lightning ADS is a cloud-native software-as-a-service (“SaaS”) platform designed to boost the delivery and security of applications and microservices across public, private and hybrid clouds, enabling “ADC-as-a-service.” Central to the Lightning ADS, is the SaaS based A10 Lightning Controller, which provides central management, policy configuration, and a big data repository and analytics engine.

3) Carrier Grade Networking. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade NAT (“CGNAT” or “CGN”), and also provides migration solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses. It is considered an industry-leading product and has been successfully implemented in many large service providers around the world.

4) Threat Protection System. Thunder TPS solution provides high-volume, large-scale protection for our customers’ networks and server resources against massive DDoS attacks. TPS is typically deployed at the perimeter of customer networks to protect their internal network resources from large-scale, volumetric and multi-vector attacks from distributed networks of compromised machines, commonly referred to as “botnets.” TPS is augmented by the A10 Threat Intelligence Service which can block known bad connections (i.e., IP addresses) from entering protected networks. This service is based on software we license from ThreatSTOP, Inc.

5) SSL Insight. Thunder SSLi eliminates the inherent blind spot created by SSL encryption, offloading CPU-intensive SSL decryption functions that enable security devices to inspect and remove malware within encrypted traffic. Thunder SSLi decrypts SSL-encrypted traffic and forwards it to a third-party security device, such as a firewall, for deep packet inspection (“DPI”). Once the traffic has been analyzed and scrubbed, Thunder SSLi re-encrypts the traffic and forwards it to its intended destination.

6) Convergent Firewall. Thunder CFW consolidates multiple critical security capabilities in one package by consolidating multiple security and networking functions in a single appliance. CFW helps significantly lower capital and operating expenses for our customers. Its performance and scale, all within a small form factor, delivers superior value to customers. It streamlines customer operations with a cloud-ready programmable platform. CFW includes:

•	A high-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility. It enables security policy enforcement for outbound HTTP/HTTPS client traffic.

•
A high-performance data center firewall with integrated network denial-of-service protection and server load balancing. It provides a Layer 4 stateful firewall and Layer 7 application-level gateway functionality for protecting data center applications from emerging network and DDoS threats.

•	A high-performance Gi/SGi firewall with integrated network DDoS and CGNAT. The Gi/SGi firewall protects the mobile operator infrastructures from Internet-based DDoS and other security threats.

•	A high-performance IPsec site-to-site VPN that helps businesses secure application traffic between sites and global enterprises to use public networks for securely transporting application traffic.

Product Form Factors

Thunder Series. ADC, CGN, TPS, SSLi, and CFW products are available on our Thunder Series family of physical appliances. The Thunder Series products support throughput ranges from 2 Gbps to 300 Gbps. The appliance family provides a variety of other security and performance options.

vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft Hyper-V and Linux KVM. vThunder is available from cloud providers like Amazon Web Services (“AWS”), Microsoft Azure, and service providers offering our Pay-as-you-Go licensing model.

Thunder for Bare Metal appliances run on a variety of Intel x86-based servers, enabling a software version in which the customer chooses the dedicated hardware platform. We offer Thunder ADC and CGN for bare metal.

Lightning is our cloud-native SaaS platform designed to boost the delivery and security of applications and microservices across public, private and hybrid clouds. A10 Lightning’s multi-cloud management capabilities allow flexible application deployment across multiple clouds with the ability to maintain and manage diverse workloads. A10 Lightning ADS will run natively on public cloud environments, such as Amazon Web Services, Microsoft Azure and Google Cloud Platforms.

AX Series: Our ADC and CGN solutions are available on select older models from our AX Series line.

Centralized Management

Our aGalaxy multi-device network management solution enables a network administrator to manage multiple A10 Thunder devices for both base configurations or advanced ADC or TPS configurations. While full control of our appliances can be achieved effectively out of the box, the benefit of central and automated management increases as more appliances are added. The user interface provides a quick, at-a-glance view of status using a standard web browser. aGalaxy is designed to provide lower operational costs, as staff are freed from repetitive tasks, while also increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. aGalaxy is available as a hardware appliance or a software-only virtual machine.

Our Underlying Technology

Since our inception, we have been known for providing a portfolio geared for high performance at scale. The value and significance of our high-performance offerings reside in our portfolio’s underlying operating system. With the exception of Lightning ADS, our products are built on our Advanced Core Operating System (“ACOS”) platform and leverage its performance optimization and security features.

Our ACOS platform is optimized for modern 64-bit central processing units (“CPUs”), which increasingly have multiple parallel processing cores that operate within a single CPU for higher efficiency and performance scalability. In order to maximize the capabilities of these increasingly dense multi-core CPUs, ACOS implements a proprietary shared memory architecture that provides all cores with simultaneous access to common memory. This shared memory architecture enables our products to utilize these multi-core CPUs efficiently and scale performance with increasing CPU cores. As a result, we believe ACOS enables us to provide our customers with products that can deliver superior price performance benefits over products that lack these capabilities.

ACOS’ high-performance design enables our products to address a wide range of performance-driven networking challenges. The flexible software design of ACOS allows us to apply our portfolio to a variety of markets for a variety of needs. For example, ACOS’ design is a technological backbone for defending against the rising volume of large-scale, sophisticated Distributed Denial of Service (“DDoS”) attacks. In 2016, we delivered the industry’s most powerful DDoS protection appliance, which provides 300 Gbps throughput. Some notable details about ACOS include:

High Performance and Intelligent Network I/O Processing. In order to maximize the efficiency of high density, multi-core processors, we have developed a high performance intelligent network I/O technology that can balance application traffic flows equitably across processor cores. Our Flexible Traffic Accelerator logic can be implemented either as software running within a standard x86 processor or a Field Programmable Gate Array (“FPGA”) semiconductor. Our Flexible Traffic Accelerator also performs certain hardware-based security checks for each packet and can discard suspicious traffic before it can impact system performance.

Scalable and Efficient Memory Usage. To improve the performance of our multi-core processor architecture, we have developed a shared memory technology to allow all processors to share common memory and the state of the system simultaneously. As a result, we avoid the overhead associated with Inter-Processor Communication architectures deployed in first-generation approaches. We optimize memory to be visible to all cores simultaneously, while minimizing communication overhead and contention among processors for allocated memory space. All processors share a common memory pool, allowing us to dynamically allocate memory space based on application processing requirements without constraints. Because configurations, policies and network databases are efficiently stored within a shared memory architecture, we can achieve greater performance and scalability from memory and processor resources.

Optimized Application Networking and Security. Once data is processed and placed into a shared memory, then a processor can begin to apply ACOS common services and function-specific logic. To ensure that every processor is utilized to perform every function and thereby achieve greater system utilization, we designed ACOS to use all processor cores symmetrically for all functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System, or aVCS, aXAPI for management integration, Application Delivery Partitions, or ADP, virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by ensuring that modifications made to one module will not have unwanted side effects on other system functions.

Other noteworthy ACOS Technologies. ACOS incorporates a number of other technologies to provide a rich environment for developing Layer 4-7 application networking solutions, including:

aFleX Scripting. aFleX scripting technology is based on industry-standard tool command language and enables customers to write custom scripts to augment the application processing.

ADP. ADP enables multi-tenancy in the ACOS common services so that multiple departments of an organization or multiple customers can share a physical/virtual appliance.

aVCS. aVCS enables multiple physical/virtual appliances to be managed as a single chassis.

aXAPI. aXAPI is an industry standard representational state transfer (“RESTful”) program interface to enable management integration for automated management.

Support & Services

One of our founding principles is to provide top-notch customer support. Our global support team is part of our engineering organization and is trained across all products and solutions. Our support team takes complete ownership of customer issues from the beginning to the end to achieve rapid response and resolution. We believe that our ability to provide consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers of all sizes. Accordingly, we offer a broad range of support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

All customers receive standard warranty support for 90 days with purchase of A10 products. Greater than 95 percent of our customers purchase one of our maintenance offerings, which entitles them to the support provided by our global support team. We offer four maintenance options - Basic, Basic Plus, Gold and Platinum support programs (Platinum available in select countries). Maintenance contracts may be purchased with products in 12 month increments up to five years. The average maintenance contract term is approximately 18 months. We invoice our channel partners or customers directly for maintenance contracts at the time of hardware purchase. All of our maintenance contracts are non-cancellable and are generally renewed through the same channel as originally purchased. Software updates are provided to all customers with a current maintenance contract on a when-and-if-available basis. We maintain technical support centers in the United States, Japan, China, India and the Netherlands.

In October 2016, we officially launched an enhanced support offering for Thunder TPS. The enhanced Thunder TPS support offering now includes access to the A10 DDoS Security Incident Response Team (“DSIRT”). Augmenting the standard support, the offering includes access to a dedicated team of DDoS mitigation experts specializing in DDoS prevention, offering immediate assistance for mitigating attacks, and a subscription to the A10 Threat Intelligence Service, leveraging collective intelligence to block known threats.

We have a professional services team that provides a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services, on-site installation and ongoing support.

Customers

Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. Since our inception, our customer base has grown rapidly. As of December 31, 2016, we had sold our products to more than 5,400 customers across 82 countries. Our customers include the top four United States wireless carriers, seven of the top 10 United States cable providers, and the top three service providers in Japan, in addition to other global enterprises, Web giants and governmental organizations. Our business is geographically diversified with 52% of our total revenue from the United States, 23% from Japan and 25% from other geographic regions for the year ended December 31, 2016.  During the years ended December 31, 2016, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 35%, 33% and 37% of our total revenue, respectively.

In 2016 and 2014, one distribution channel partner accounted for 14% and 13% of our total revenue, respectively.
In 2015, no customer accounted for more than 10% of our total revenue.

Competition

As cloud and security trends continue to gain prominence, the business and changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements to address application performance and security. These trends and the novel solutions we provide to address these demands have expanded our addressable market into DDoS protection, CGN and multiple areas of network security, where we compete with a number of companies not included among traditional ADC vendors. The agility and flexibility of the ACOS platform enables us to rapidly innovate and deploy solutions into adjacent markets to ADC. We have also enhanced our portfolio of offerings with the availability of Lightning, our cloud-native SaaS offering, and now offer a comprehensive set of hardware, software and cloud offerings to better serve our customers.

To explore our competitive landscape in more detail, it is important to understand that the ADC, CGN, and networking security markets are characterized by a set of identifiable participants. We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our strategy is to compete across our entire portfolio and provide a multi-dimensional value proposition to our customers. We believe that our main competitors fall into the following categories:

•
Companies that sell products in the traditional ADC market which includes companies that are established in this market, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”).

•
Companies that sell open source, software-only, cloud-based ADC services, which include many startups. These companies include Avi Networks Inc. (“Avi Networks”), NGINX Inc. (“NGiNX”), and HAProxy Technologies, Inc. (“HAProxy”).

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Alcatel-Lucent USA Inc. (“Alcatel-Lucent”), Cisco Systems, Inc. (“Cisco Systems”) and Juniper Networks, Inc. (“Juniper Networks”).

•	Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”).

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks.

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Gi/SGi firewalls.

Going forward, we believe that key competitive factors in our markets include:

•	Ability to innovate and respond to customer needs rapidly

•	Ability to address on-premise and cloud application environments in a secure, centrally managed manner

•	Ability to accommodate any IT delivery model or combination of models, regardless of form factor

•	Breadth and depth of product features and functionality

•	Level of customer satisfaction

•	Price, performance, and efficiency

•	Ability for products to scale with high-speed network traffic

•	Flexible and agile design of products

•	Ability to detect and mitigate large-scale cyber security threats

•	Brand awareness and reputation

•	Strength of sales and marketing

•	Ability to attract and retain talented employees

Sales and Marketing

Sales

Our high-touch salesforce engages customers directly and through distribution channels. We believe that a high-touch, customer-focused selling process is important before, during and after the sale of our products to maximize our customers’ and our own success. Depending on size, geography,and complexity, some customer sales are originated and completed by our OEM and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators.

Revenue fulfilled through our distribution channel partners accounted for 85%, 81% and 85% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We also work closely with OEM partners. We believe that our high-touch sales organization is unique given our deep focus on technology competence and partnership with our end-customers’ network engineers and architects. We believe this sales approach allows us to leverage the benefits of the channel, such as expanding our market coverage, as well as maintain face-to-face relationships with our end-customers.

Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 30 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization also includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering for our end-customers, proof of concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We expect to continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Marketing

Our strategy is focused on continuously modernizing our marketing practices to successfully increase awareness of our brand, drive greater demand for our products and services, and enable sales to win as that demand broadens. Our marketing efforts focus on positioning us as the only vendor who can centrally manage secure application services across traditional data center and cloud-based application environments. Our demand generation campaigns utilize the entire marketing mix on a global scale. In addition to our organic marketing efforts, we create additional awareness and demand via joint marketing campaigns with channel partners and strategic alliance partners worldwide. We are also actively engaged in driving global thought leadership via market research, industry analyst engagement, financial analyst engagement, media outreach, blogs, social media, events and speakerships, and other marcom strategies. Everything we do is based on the fundamental principles of integrated marketing: creating longitudinal campaign-based programs that combine the power of brand awareness, demand generation, and sales enablement into one well-oiled global machine.

Manufacturing

We outsource the manufacturing of our hardware products to original design manufacturers. This approach allows us to benefit from the scale and experience of our manufacturing partners to reduce our costs, overhead and inventory while allowing us to adjust more quickly to changing customer demand. Our manufacturers are Lanner Electronics Inc. (“Lanner”) and AEWIN Technologies Co., Ltd. (“AEWIN”). These companies manufacture and assemble our hardware products using design specifications, quality assurance programs and standards that we establish. Our manufacturers procure components and assemble our products based on our demand forecasts and purchase orders. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. The component parts incorporated into our products are sourced either by our manufacturing partners or directly by us.

We have agreements with both Lanner and AEWIN pursuant to which they manufacture, assemble, and test our products. The Lanner agreement has an initial one-year term, and the AEWIN agreement has an initial term of six years. Each agreement automatically renews for successive one-year terms unless either party gives notice that they do not want to renew. We do not have any long-term manufacturing contracts that guarantee us any fixed capacity or pricing. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse for the Americas. We also outsource warehousing and delivery to a third-party logistics provider in some regions.

Research and Development

Our research and development effort is focused on developing new products and enhancing our existing products. Our engineering team works closely with customers and technology partners to identify future needs. A majority of our research and development team is focused on software development, with substantial experience in networking, network management, application delivery, performance optimization, security, software quality engineering and automation.

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

Our engineering teams are located mainly in our headquarters in San Jose, California, Beijing, China, Bangalore, India and Taipei, Taiwan. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $60.7 million, $54.8 million and $49.9 million, representing 26%, 28% and 28% of our total revenue, respectively.

Backlog

As of December 31, 2016 and 2015, we had product backlog of approximately $19.5 million and $10.5 million. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2016, 2015 and 2014, our total revenue was $230.0 million, $199.0 million and $179.5 million, respectively, representing growth of 28% from 2014 to 2016. Our total revenue grew 11% in 2015 as compared to 2014 and grew 16% in 2016 as compared to 2015. For the years ended December 31, 2016, 2015 and 2014, our gross margin was 76.1%, 75.5% and 76.1%, respectively. We had net losses of $20.9 million, $40.0 million and $34.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2016, we had 81 United States ("U.S.") patents issued and 67 U.S. patent applications pending, and 40 overseas patents issued and 44 overseas patent applications pending. Our issued U.S. patents, excluding 22 patents that we acquired, expire between 2026 and 2036. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of or integration into our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the United States and other jurisdictions.

See Part-I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for additional information regarding the risks associated with protecting our intellectual property.

Employees

As of December 31, 2016, we had 837 full-time employees, including 410 engaged in research and development and customer support, 348 in sales and marketing and 79 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Appcito Acquisition

On June 23, 2016, we entered into an asset purchase agreement with Appcito, a privately held company engaged in providing a unified set of services for applications deployed on cloud infrastructure with facilities located in Santa Clara, California and Bangalore, India. Under the terms of the purchase agreement, we acquired substantially all of the assets of Appcito. This acquisition enhances our position as a comprehensive secure application services leader, and it represents a strategic step in our vision to help our customers become more secure and agile as they bridge traditional data center and cloud application environments. This acquisition has led to the launch of the cloud-native Lightning ADS. We expect to introduce additional options spanning public and private clouds.

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

We experienced net losses for the years ended December 31, 2016, 2015 and 2014. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During 2016, 2015 and 2014, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

Our operating results have varied and are likely to continue to vary significantly from period to period and may be unpredictable, which could cause the trading price of our common stock to decline.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•fluctuations in and timing of purchases from, or loss of, large customers;

•the budgeting cycles and purchasing practices of end-customers;

•our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•our ability to improve our overall sales productivity, and successfully execute our marketing strategies;

•the effect of currency exchange rates on our revenue and expenses;

•the cost and potential outcomes of existing and future litigation;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•changes in the growth rate of the application networking market or changes in market needs;

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

The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•	Companies that sell products in the traditional ADC market which includes companies that are established in this market, such as F5 Networks and Citrix Systems

•	Companies that sell open source, software-only, cloud-based ADC services, which include many startups. These companies include Avi Networks, NGiNX, and HAProxy

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Alcatel-Lucent, Cisco Systems, and Juniper Networks

•	Companies that sell traditional DDoS protection products, such as Arbor Networks and Radware

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Gi/SGi firewalls.
.
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

•longer operating histories;

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

•access to larger end-customer bases;

•	the ability to use their greater financial resources to attract our research and development engineers as well as other employees of ours;

•larger intellectual property portfolios; and

•the ability to bundle competitive offerings with other products and services.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2016, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 35%, 33% and 37% of our total revenue. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 41%, 45%, and 46% of our total revenue during the years ended December 31, 2016, 2015 and 2014.

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

We may have fewer issued patents than some of our major competitors, and therefore may not be able to utilize our patent portfolio effectively to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners that have no relevant products revenue and against which our potential patents may provide little or no deterrence. In addition, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. We expect that infringement claims may increase as the number of product types and the number of competitors in our market increases. Also, to the extent we gain greater visibility, market exposure and competitive success, we face a higher risk of being the subject of intellectual property infringement claims.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2016, 2015 and 2014, approximately 48%, 46% and 52% of our total revenue was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 30 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•general economic and political conditions in these foreign markets;

•
economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe and the United Kingdom’s decision to exit the European Union (commonly referred to as “Brexit”);

•management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•the uncertainty of protection for intellectual property rights in some countries;

•
greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act (“FCPA”), and any trade regulations ensuring fair trade practices; and

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The unfavorable currency exchange impact of the foreign exchange rates on our net loss was $2.4 million and $1.6 million for the three and twelve months ended December 31, 2016, respectively. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers could severely impair our ability to fulfill orders. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

We incorporate open source software such as the Linux operating system kernel into our products. We have implemented a formal open source use policy, including written guidelines for use of open source software and business processes for approval of that use. We have developed and implemented our open source policies according to industry practice; however, best practices in this area are subject to change, because there is little reported case law on the interpretation of material terms of many open source licenses. We are in the process of reviewing our open source use and our compliance with open source licenses and implementing remediation and changes necessary to comply with the open source licenses related thereto. We cannot guarantee that our use of open source software has been, and will be, managed effectively for our intended business purposes and/or compliant with applicable open source licenses. We may face legal action by third parties seeking to enforce their intellectual property rights related to our use of such open source software. Failure to adequately manage open source license compliance and our use of open source software may result in unanticipated obligations regarding our products and services, such as a requirement that we license proprietary portions of our products or services on unfavorable terms, that we make available source code for modifications or derivative works we created based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license and/or that we redesign the affected products or services, which could result, for example, in a loss of intellectual property rights, or delay in providing our products and services. From time to time, there have been claims against companies that distribute or use third-party open source software in their products and services, asserting that the open source software or its combination with the products or services infringes third parties’ patents or copyrights, or that the companies’ distribution or use of the open source software does not comply with the terms of the applicable open source licenses. Use of certain open source software can lead to greater risks than use of warranted third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of such open source software. From time to time, there have been claims against companies that use open source software in their products, challenging the ownership of rights in such open source software. As a result, we could also be subject to suits by parties claiming ownership of rights in what we believe to be open source software and so challenging our right to use such software in our products. If any such claims were asserted against us, we could be required to incur significant legal expenses defending against such a claim. Further, if our defenses to such a claim were not successful, we could be, for example, subject to significant damages, be required to seek licenses from third parties in order to continue offering our products and services without infringing such third party’s intellectual property rights, be required to re-engineer such products and services, or be required to discontinue making available such products and services if re-engineering cannot be accomplished on a timely or successful basis. The need to engage in these or other remedies could increase our costs or otherwise adversely affect our business, operating results and financial condition.

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

We believe that our ability to provide consistent, high quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes and is critical to the deployment of our products. When support is purchased our end-customers depend on our support organization to provide a broad range of support services, including on-site technical support, 24-hour support and shipment of replacement parts on an expedited basis. If our support organization or our distribution channel partners do not assist our end-customers in deploying our products effectively, succeed in helping our end-customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers. We currently have technical support centers in the United States, Japan, China, India and the Netherlands. As we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 16%, 11% and 27% in 2016, 2015 and 2014 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

Our business and operations have experienced rapid growth in certain prior periods and may experience rapid growth at certain times in the future, and if we do not effectively manage any future growth or are unable to improve our controls, systems and processes, our operating results will be adversely affected.

In certain recent periods, we have significantly increased the number of our employees and independent contractors. As we hire new employees and independent contractors and expand into new locations outside the United States, we are required to comply with varying local laws for each of these new locations. We anticipate that further expansion of our infrastructure and headcount will be required. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and financial resources. Our ability to manage our operations and growth across multiple countries will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

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

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit Facility requires us to satisfy a specified financial covenant. Our ability to meet the financial covenant can be affected by events beyond our control, and we may not be able to continue to meet the covenant. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

We discovered that trial software was inadvertently available for download by any international user and, on limited occasions, was downloaded by individuals located in a U.S. sanctioned country. We implemented corrective actions and filed a Voluntary Self Disclosure in February 2017 with the U.S. Department of Commerce and U.S. Department of Treasury

regarding these technical violations. We do not believe the potential imposition of any fines by the U.S. government would be material to us.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Our company must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business. We are also subject to laws, which restrict certain hazardous substances, including lead, used in the construction of our products, such as the European Union Restriction on the Use of Hazardous Substances in electrical and electronic equipment directive. We are also subject to the European Union Directive, known as the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), which requires producers of certain electrical and electronic equipment to properly label products, register as a WEEE producer, and provide for the collection, disposal, and recycling of waste electronic products. Failure to comply with these environmental directives and other environmental laws could result in the imposition of fines and penalties, inability to sell covered products in certain countries, the loss of revenue, or subject us to third-party property damage or personal injury claims, or require us to incur investigation, remediation or engineering costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time.

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

Our business could be adversely impacted by changes demanded by our customers in the deployment and payment models for our products

Our customers have traditionally demanded products deployed in physical, appliance-based on-premise data centers that are paid in full at the time of purchase and include perpetual licenses for our software products. While these products remain central to our business, new deployment and payment models are emerging in our industry that may provide some of our customers with additional technical, business agility and flexibility options. These new models include cloud-based applications provided as SaaS and software subscription licenses where license and service fees are ratable and correlate to the type of service used, the quantity of services consumed or the length of time of the subscription. These models have accounting treatments that may require us to recognize revenue ratably over an extended period of time. If a substantial portion of our customers transition from on-premise-based products to such cloud-based, consumption and subscription-based models, this could adversely affect our operating results and could make it more difficult to compare our operating results during such transition period with our historical operating results.

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

We completed the acquisition of substantially all of the assets of Appcito in June 2016 and may make future acquisitions of complementary companies, products or technologies. With respect to the Appcito acquisition or any other future acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. The Appcito acquisition or any future acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

Our executive officers and directors, together with affiliated entities, own 30.8% of our outstanding common stock as of December 31, 2016. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering (“IPO”) in March 2014. In January 2015, several substantially identical lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers (which actions were consolidated on May 29, 2015) and in June 2015, the related Derivative Action (as defined below) was filed. These and any future securities litigation, including any related to shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2016, there were approximately 5.7 million vested and exercisable options to purchase our common stock, in addition to the 67.9 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2016 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in San Jose, California, where we currently lease 79,803 square feet of space under a lease agreement that expires in February 2022. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including, among others, China, Japan, the United Kingdom, the Netherlands, Taiwan, Korea, Singapore and India. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

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

None.

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “ATEN” since March 21, 2014. Prior to that time, there was no public market for our stock. The following table sets forth the high and low closing sales price per share of our common stock for the periods indicated.

	Fiscal Year 2016 Quarter Ended				Fiscal Year 2015 Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Low	$4.92	$5.74	$6.52	$7.44	$3.96	$4.18	$4.98	$5.68
High	$6.61	$6.92	$10.69	$10.77	$5.58	$7.38	$7.40	$8.30

There were approximately 165 stockholders of record on February 13, 2017. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions. Currently, the agreement for our revolving credit facility contains restrictions on our ability to pay cash dividends.

Equity Compensation Plan Information

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Comparison of Stockholder Return

The following graph compares the quarterly percentage change in the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on March 21, 2014 in our common stock and each index and all dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

140
120
100
80
60
40
20
0
Value
03/21/14
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
A10 Networks, Inc.
Russell 1000 Index
NASDAQ Composite

	3/21/14	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
A10 Networks., Inc.	100.00	92.78	82.05	56.20	26.90	26.71	39.73	36.95	40.47	36.52	39.91	65.95	51.27
NASDAQ Composite	100.00	98.18	103.07	105.06	110.74	114.59	116.6	108.03	117.08	113.86	113.23	124.20	125.86
Russell 1000	100.00	100.23	104.84	105.02	109.61	110.81	110.4	102.34	108.41	109.08	111.25	115.15	118.92

Stock Repurchase Program

On October 27, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

Share repurchase activity during the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Beginning repurchase authority				$20,000
Shares repurchased:
October 1, 2016 - October 31, 2016	—	—	—	$20,000
November 1, 2016 - November 30, 2016	145,876	$7.85	145,876	$18,855
December 1, 2016 - December 31, 2016	80,800	$8.04	80,800	$18,205
Total	226,676		226,676

Unregistered Sales of Equity Securities

None.

ITEM 6. Selected Financial Data

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2016. These selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information is included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from the consolidated audited financial statements included in Item 8. Financial Statements and Supplemental Data in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$230,003	$198,955	$179,507	$141,738	$120,066
Cost of revenue	$54,910	$48,768	$42,937	$33,396	$24,510
Gross profit	$175,093	$150,187	$136,570	$108,342	$95,556
Loss from operations	$(19,119)	$(38,446)	$(30,271)	$(22,843)	$(87,020)
Net loss attributable to common stockholders	$(20,940)	$(40,034)	$(35,870)	$(29,078)	$(90,150)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$114,347	$98,117	$91,905	$20,793	$23,867
Working capital (deficit)	$98,599	$91,413	$100,656	$15,122	$(61,460)
Total assets	$221,338	$192,551	$186,980	$93,794	$76,794
Total debt	$—	$—	$—	$20,000	$5,631
Deferred revenue, net - current and non-current	$92,908	$72,804	$57,220	$41,232	$27,707
Redeemable convertible preferred stock	$—	$—	$—	$81,426	$—
Convertible preferred stock	$—	$—	$—	$44,749	$41,737
Total stockholders' equity (deficit)	$86,066	$80,068	$96,565	$(134,880)	$(111,892)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading provider of software and hardware solutions designed to address our customers’ needs for secure application services. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. We deliver a broad portfolio of hardware, software, and cloud offerings to our customers. These solutions are designed to give customers the visibility, performance, and security their applications need across both on-premise and cloud environments to produce greater agility for their businesses. Our customers include cloud providers, web-scale companies, service providers, government organizations and enterprises.

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six advanced application delivery and security products; ADC, Lightning ADS, CGN, TPS, SSLi and CFW. They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software. These choices make our portfolio among the most comprehensive in the industry.

We derive revenue from sales of products and related support services. Products revenue is generated primarily by sales of hardware appliances with perpetual licenses to our embedded software solutions. We also derive revenue from licenses to, or subscription services for, software-only versions of our solutions. We generate services revenue primarily from sales of maintenance and support contracts. Our customers predominantly purchase maintenance and support in conjunction with purchases of our products. In addition, we also derive revenue from the sale of professional services.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2016, we had sold products to more than approximately 5,400 customers across 82 countries.

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

During the year ended December 31, 2016, 52% of our total revenue was generated from the United States, 23% from Japan and 25% from other geographical regions. During the year ended December 31, 2015, 54% of our total revenue was generated from the United States, 18% from Japan and 28% from other geographical regions. During 2014, 48% of our total revenue was generated from the United States, 26% from Japan and 26% from other geographical regions.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. During the years ended December 31, 2016, 2015 and 2014, purchases from our ten largest end-customers accounted for approximately 35%, 33% and 37% of our total revenue, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

We had $29.0 million of cash and cash equivalents and $85.4 million of marketable securities as of December 31, 2016. Cash generated by operating activities was $18.8 million in 2016 as compared to $3.4 million in 2015.

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

	Years Ended December 31,
	2016		2015		Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percent
Revenue:
Products	$153,920	66.9%	$138,301	69.5%	$15,619	11.3%
Services	76,083	33.1	60,654	30.5	15,429	25.4%
Total revenue	230,003	100.0	198,955	100.0	31,048	15.6%
Cost of revenue:
Products	37,680	16.4	33,096	16.6	4,584	13.9%
Services	17,230	7.5	15,672	7.9	1,558	9.9%
Total cost of revenue	54,910	23.9	48,768	24.5	6,142	12.6%
Gross profit	175,093	76.1	150,187	75.5	24,906	16.6%
Operating expenses:
Sales and marketing	104,360	45.3	104,531	52.5	(171)	(0.2)%
Research and development	60,700	26.4	54,843	27.6	5,857	10.7%
General and administrative	27,063	11.8	27,055	13.6	8	—%
Litigation expense (benefit)	2,089	0.9	2,204	1.1	(115)	(5.2)%
Total operating expenses	194,212	84.4	188,633	94.8	5,579	3.0%
Loss from operations	(19,119)	(8.3)	(38,446)	(19.3)	19,327	50.3%
Other expense, net:
Interest expense	(424)	(0.2)	(509)	(0.2)	85	16.7%
Interest and other income (expense), net	(640)	(0.3)	(332)	(0.2)	(308)	(92.8)%
Total other expense, net	(1,064)	(0.5)	(841)	(0.4)	(223)	(26.5)%
Loss before income taxes	(20,183)	(8.8)	(39,287)	(19.7)	19,104	48.6%
Provision for income taxes	757	0.3	747	0.4	10	1.3%
Net loss	$(20,940)	(9.1)%	$(40,034)	(20.1)%	$19,094	47.7%

	Years Ended December 31,
	2015		2014		Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percent
Revenue:
Products	$138,301	69.5%	$134,486	74.9%	$3,815	2.8%
Services	60,654	30.5	45,021	25.1	15,633	34.7%
Total revenue	198,955	100.0	179,507	100.0	19,448	10.8%
Cost of revenue:
Products	33,096	16.6	31,084	17.3	2,012	6.5%
Services	15,672	7.9	11,853	6.6	3,819	32.2%
Total cost of revenue	48,768	24.5	42,937	23.9	5,831	13.6%
Gross profit	150,187	75.5	136,570	76.1	13,617	10.0%
Operating expenses:
Sales and marketing	104,531	52.5	96,837	54.0	7,694	7.9%
Research and development	54,843	27.6	49,903	27.8	4,940	9.9%
General and administrative	27,055	13.6	22,938	12.8	4,117	17.9%
Litigation expense (benefit)	2,204	1.1	(2,837)	(1.6)	5,041	(177.7)%
Total operating expenses	188,633	94.8	166,841	93.0	21,792	13.1%
Loss from operations	(38,446)	(19.3)	(30,271)	(16.9)	(8,175)	(27.0)%
Other expense, net:
Interest expense	(509)	(0.2)	(1,028)	(0.5)	519	50.5%
Interest and other income (expense), net	(332)	(0.2)	(1,914)	(1.1)	1,582	82.7%
Total other expense, net	(841)	(0.4)	(2,942)	(1.6)	2,101	71.4%
Loss before income taxes	(39,287)	(19.7)	(33,213)	(18.5)	(6,074)	(18.3)%
Provision for income taxes	747	0.4	1,507	0.8	(760)	(50.4)%
Net loss	$(40,034)	(20.1)%	$(34,720)	(19.3)%	$(5,314)	(15.3)%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.
We generate services revenue from sales of post contract support (“PCS”), which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-released basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years.

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2016	2015	Amount	Percent
Revenue:
Products	$153,920	$138,301	$15,619	11%
Services	76,083	60,654	15,429	25%
Total revenue	$230,003	$198,955	$31,048	16%
Revenue by geographic location:
United States	$118,750	$106,842	$11,908	11%
Japan	52,951	35,636	17,315	49%
Asia Pacific, excluding Japan	29,829	23,847	5,982	25%
EMEA	23,093	27,193	(4,100)	(15)%
Other	5,380	5,437	(57)	(1)%
Total revenue	$230,003	$198,955	$31,048	16%

	Years Ended December 31,		Net Change
	2015	2014	Amount	Percent
Revenue:
Products	$138,301	$134,486	$3,815	3%
Services	60,654	45,021	15,633	35%
Total revenue	$198,955	179,507	$19,448	11%
Revenue by geographic location:
United States	$106,842	$85,325	$21,517	25%
Japan	35,636	45,787	(10,151)	(22)%
Asia Pacific, excluding Japan	23,847	20,434	3,413	17%
EMEA	27,193	19,254	7,939	41%
Other	5,437	8,707	(3,270)	(38)%
Total revenue	$198,955	$179,507	$19,448	11%

2016 Revenue Compared to 2015 Revenue

Total revenue increased $31.0 million, or 16%, in 2016 as compared to 2015, which consisted of a $15.6 million increase in products revenue and a $15.4 million increase in services revenue. Revenue from enterprise and service provider customers increased 22% and 7%, respectively, in 2016 as compared to 2015.

Products revenue increased $15.6 million, or 11%, in 2016 as compared to 2015, which is primarily attributable to increases from Japan, Asia Pacific excluding Japan and the United States, partially offset by a decrease from EMEA. Products revenue from enterprise and service provider customers increased 22% and decreased 1%, respectively, in 2016 as compared to 2015. The number of our customers increased to approximately 5,400 in 2016 as compared to 4,700 in 2015.

Services revenue increased $15.4 million, or 25%, in 2016 as compared to 2015, which is primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as an increase in our professional services and subscription revenue. During 2016, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 28% as compared to the same measure in 2015. Services revenue from enterprise and service provider customers increased 23% and 29%, respectively, in 2016 as compared to 2015.

During 2016, $118.8 million, or 52%, of total revenue was generated from the United States, which represents an 11% increase in revenue as compared to 2015. The increase was primarily due to higher products revenue as well as higher PCS sales in connection with our increased installed customer base.

During 2016, $53.0 million, or 23%, of total revenue was generated from Japan, which represents a 49% increase in revenue as compared to 2015. The increase was primarily due to higher revenue from service provider customers and expansion to new customers in Japan. In addition, the favorable currency exchange impact of the Japanese yen on products revenue was $4.5 million during 2016.

During 2016, $29.8 million, or 13%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 25% increase in revenue as compared to 2015. The increase was primarily due to higher products revenue resulting from our continuous efforts in expanding our presence in these regions as well as higher PCS sales in connection with our increased installed customer base.

During 2016, $23.1 million, or 10%, of total revenue was generated from EMEA, which represents a 15% decrease in revenue as compared to 2015. The decrease was primarily due to lower products revenue as a result of overall economic weakness and uncertainty in the EMEA markets as well as personnel turnover in our Middle East operations, partially offset by an increase in services revenue.

2015 Revenue Compared to 2014 Revenue

Total revenue increased $19.4 million, or 11%, in 2015 as compared to 2014, which consisted of a $3.8 million increase in products revenue and a $15.6 million increase in services revenue.

Products revenue increased $3.8 million, or 3%, in 2015 as compared to 2014, which is primarily attributable to increases from the United States, EMEA and Asia Pacific excluding Japan, partially offset by a decrease from Japan. In 2014, our products revenue from Japan was positively impacted by a higher backlog entering the year that resulted from strong demand for our products in Japan in the fourth quarter of 2013. In addition, Japan's revenue was more adversely impacted by the unfavorable currency exchange impact of the Japanese yen in 2015 as compared to 2014.  Product revenue from enterprise customers and service provider customers increased 4% and 2%, respectively, in 2015 as compared to 2014.

Services revenue increased $15.6 million, or 35%, in 2015 as compared to 2014, which is primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as increases in our professional services revenue. During 2015, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 41% as compared to the same measure in 2014. Services revenue from enterprise and service provider customers increased 42% and 25%, respectively, in 2015 as compared to 2014.

During 2015, $106.8 million, or 54% of total revenue was generated from the United States, which represents a 25% increase as compared to 2014. The increase was primarily attributable to higher products revenue from service provider customers as well as higher PCS sales in connection with our increased installed customer base.

During 2015, $35.6 million, or 18%, of total revenue was generated from Japan, which represents a 22% decrease as compared to 2014. In 2014, our products revenue from Japan was positively impacted by a higher backlog entering the year that resulted from strong demand in the fourth quarter of 2013. The decrease in products revenue was partially offset by an increase in services revenue. In addition, Japan's revenue was adversely impacted by the unfavorable currency exchange impact of the Japanese yen in 2015 as compared to 2014.

During 2015, $23.8 million, or 12%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 17% increase as compared to 2014. During 2015, $27.2 million, or 14%, of total revenue was generated from EMEA, which represents a 41% increase as compared to 2014. These increases were primarily due to our efforts in expanding our presence in these regions.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2016	2015	Amount	Percent
Cost of revenue:
Products	$37,680	$33,096	$4,584	14%
Services	17,230	15,672	1,558	10%
Total cost of revenue	$54,910	$48,768	$6,142	13%

	Years Ended December 31,		Change
	2015	2014	Amount	Percent
Cost of revenue:
Products	$33,096	$31,084	$2,012	6%
Services	15,672	11,853	3,819	32%
Total cost of revenue	$48,768	$42,937	$5,831	14%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$116,240	75.5%	$105,205	76.1%	$11,035	(0.6)%
Services	58,853	77.4%	44,982	74.2%	13,871	3.2%
Total gross profit	$175,093	76.1%	$150,187	75.5%	$24,906	0.6%

	Years Ended December 31,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$105,205	76.1%	$103,402	76.9%	$1,803	(0.8)%
Services	44,982	74.2%	33,168	73.7%	11,814	0.5%
Total gross profit	$150,187	75.5%	$136,570	76.1%	$13,617	(0.6)%

2016 Gross Margin to 2015 Gross Margin

Products gross margin decreased by 0.6% in 2016 as compared to 2015 primarily due to higher inventory reserve for excess and obsolete products, partially offset by improved geographic revenue mix. We had more sales from geographic regions and products with higher gross margins in 2016 as compared to 2015.

Services gross margin increased by 3.2% in 2016 as compared to 2015 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

2015 Gross Margin to 2014 Gross Margin

Products gross margin decreased by 0.8% in 2015 as compared to 2014 primarily due to the unfavorable currency exchange impact of the Japanese Yen, partially offset by improved geographic sales mix. We had more sales from geographic regions and products with higher gross margins in 2015 as compared to 2014.

Services gross margin increased by 0.5% in 2015 as compared to 2014 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance increased only modestly.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$104,360	$104,531	$(171)	—%
Research and development	60,700	54,843	5,857	11%
General and administrative	27,063	27,055	8	—%
Litigation expense	2,089	2,204	(115)	(5)%
Total operating expenses	$194,212	$188,633	$5,579	3%

	Years Ended December 31,		Change
	2015	2014	Amount	Percent
Operating expenses:
Sales and marketing	$104,531	$96,837	$7,694	8%
Research and development	54,843	49,903	4,940	10%
General and administrative	27,055	22,938	4,117	18%
Litigation expense (benefit)	2,204	(2,837)	5,041	178%
Total operating expenses	$188,633	$166,841	$21,792	13%

Sales and Marketing

Sales and marketing expenses are our largest functional category of operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs.

Sales and marketing expenses remained relatively unchanged in 2016 as compared to 2015 as a $0.9 million decrease in depreciation expense, a $0.8 million decrease in contractors and consultants fees and $0.7 million decrease in recruiting fees were partially offset by a $1.9 million increase in personnel costs due to higher headcount and commissions, and a $0.3 million increase in rent for sales offices.

Sales and marketing expenses increased $7.7 million, or 8%, in 2015 as compared to 2014 primarily attributable to an $8.1 million increase in personnel costs and a $0.7 million increase in company meeting expenses. The increase in personnel costs, which includes a $4.5 million increase in sales commission and a $1.9 million increase in stock-based compensation, was primarily attributable to higher headcount and higher bonus and sales commissions. The increase was partially offset by a $1.1 million decrease in trade show and market development costs.

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

Research and development expenses increased $5.9 million, or 11%, in 2016 as compared to 2015. This increase was primarily due to a $4.5 million increase in personnel costs due to higher headcount and impact from the acquisition of Appcito, a $0.6 million increase in amortization expense mainly due to purchased intangibles from the acquisition of Appcito and a $0.6 million increase in professional services.

Research and development expenses increased $4.9 million, or 10%, in 2015 as compared to 2014 primarily attributable to a $6.5 million increase in personnel costs, which includes a $1.5 million increase in stock-based compensation. The increase in personnel costs was primarily attributable to higher salaries and benefits and to a lesser extent higher headcount in 2015 as compared to 2014. The increase was partially offset by a $0.7 million decrease in professional services due to lower product certification related activities and a $0.8 million decrease in depreciation expense.

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

General and administrative expenses remained relatively unchanged in 2016 as compared to 2015 as a $2.8 million increase in personnel costs was partially offset by a $1.6 million decrease in contractors and consultants fees, a $0.5 million decrease in professional services, a $0.4 million decrease in bad debt expense and a $0.2 million decrease in depreciation expense.

General and administrative expenses increased $4.1 million, or 18% in 2015 as compared to 2014 primarily attributable to a $3.1 million increase in personnel costs due to higher headcount and a $1.5 million increase in bad debt expense. The increase was partially offset by a $0.8 million decrease in sales and use tax expense due to adjustments related to reassessment of previously accrued sales and use tax liabilities.

We expect general and administrative expenses to increase in the future.

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

Litigation expense decreased $0.1 million in 2016 as compared to 2015 due to fewer litigation-related activities following the agreements to settle the Class Action and the Derivative Action lawsuits in 2016.
Litigation expense increased $5.0 million from $2.8 million litigation benefit in 2014 to $2.2 million litigation expense in 2015. The litigation benefit of $2.8 million in 2014 was due to a $7.0 million reduction of previously accrued contractual liability following a settlement agreement with one of our legal services providers. Other litigation expense decreased by $2.0 million in 2015 as compared to 2014 mainly due to a reduction in litigation related activities.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At December 31, 2016 and 2015, we had no outstanding balances on our credit facility.  We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility.  At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense remained relatively unchanged in 2016 as compared to 2015.

Interest expense decreased $0.5 million in 2015 as compared to 2014, primarily due to lower borrowing related activities in 2015 as compared to 2014. During 2014, we recorded a $0.3 million contingent payment due to a lender upon completion of our initial public offering and $0.2 million of interest expense related to our revolving credit facility. We completed our initial public offering and repaid the outstanding balance under our revolving credit facility in March 2014.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, increased by $0.3 million in 2016 as compared to 2015 primarily due to a $1.0 million increase in foreign exchange losses, partially offset by a $0.8 million increase in interest income attributable to increases in our investment in marketable securities.
 Interest and other income (expense), net, decreased by $1.6 million in 2015 as compared to 2014 primarily due to a $1.4 million decrease in foreign exchange losses.

Provision for Income Taxes

We recorded income tax provision of $0.8 million, $0.7 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our provision for income taxes consists primarily of income and withholding taxes in foreign jurisdictions in which we conduct business, state income taxes in the United States and the effect of unrecognized tax benefits. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. We maintain a full valuation allowance against our U.S. deferred tax assets as management does not believe that it is more likely than not that the said deferred taxes will be realized. As a result, our provision for income taxes primarily relates only to foreign taxes at this time.

Liquidity and Capital Resources

 As of December 31, 2016, we had cash and cash equivalents of $29.0 million, including approximately $3.7 million held outside the United States in our foreign subsidiaries, and $85.4 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2016, we had working capital of $98.6 million, an accumulated deficit of $242.8 million and total stockholders' equity of $86.1 million.

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

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. Since the authorization and through December 31, 2016, we repurchased 226,676 shares at a weighted average effective price of $7.92 per share and used approximately $1.8 million of cash.

In addition, as described in Note 5. Commitments and Contingencies to the consolidated financial statements, we are currently, or may be from time to time be, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Facilities

In September 2013, we entered into a credit agreement with Royal Bank of Canada, acting as administrative agent and lender, and JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders (the “2013 Credit Facility”). The 2013 Credit Facility provided a three-year $35.0 million revolving credit facility, which included a maximum $10.0 million letter of credit facility. The 2013 Credit Facility expired on September 30, 2016.

In November 2016, we entered into the 2016 Credit Facility with SVB, as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When our net cash equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When our net cash falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of the our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1:50:1.00, as determined in accordance with the 2016 Credit Facility. As of December 31, 2016, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
Cash provided by (used in):	2016	2015	2014
Operating activities	$18,778	$3,391	$(30,538)
Investing activities	(96,355)	(3,477)	(6,100)
Financing activities	8,435	6,298	107,750
Net increase (decrease) in cash and cash equivalents	$(69,142)	$6,212	$71,112

Cash Flows from Operating Activities

Our cash provided by (used in) operating activities is driven primarily by sales of our products and management of working capital investments. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses, costs related to our facilities and litigation expenses. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on our business, our working capital requirements, and litigation expenses.

During the year ended December 31, 2016, cash provided by operating activities was $18.8 million, consisting of a net loss of $20.9 million, cash increase resulting from the net change in operating assets and liabilities of $11.9 million and non-cash charges of $27.8 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, depreciation and amortization of $8.3 million and provision for doubtful accounts and sales returns allowance of $1.7 million. The net change in our operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $20.1 million, accrued liabilities of $3.1 million and inventory of $0.9 million, and an outflow from the change in accounts receivable of $11.3 million.

The increase in deferred revenue was primarily due to increased PCS sales in connection with higher installed customer base. The increase in accrued liabilities was primarily due to higher commissions accrual. The decrease in inventory was primarily due to improved management of inventory balances and increased inventory reserves. The increase in accounts receivable was primarily due to higher revenues.

During the year ended December 31, 2015, cash provided by operating activities was $3.4 million, consisting of a net loss of $40.0 million, cash increase resulting from the net change in operating assets and liabilities of $15.4 million and non-cash charges of $28.0 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, depreciation and amortization of $8.7 million and provision for doubtful accounts and sales returns allowance of $2.5 million. Net change in our operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $15.6 million, accounts payable and accrued liabilities of $6.5 million, and an outflow from the change in accounts receivable of $6.0 million.

During the year ended December 31, 2014, cash used in operating activities was $30.5 million, consisting of a net loss of $34.7 million, cash decrease resulting from the net change in operating assets and liabilities of $12.2 million and non-cash charges of $16.4 million. Our non-cash charges consisted primarily of stock-based compensation of $12.4 million and depreciation and amortization of $10.1 million, partially offset by gain on the settlement of a contractual liability $7.0 million which represents a reduction of a previously accrued contractual liability. The net change in our operating assets and liabilities primarily reflect an outflow from the changes in accounts receivable of $17.3 million, inventory of $8.9 million, accrued litigation of $6.1 million and prepaid expense and other current assets of $3.0 million, and an inflow from the changes in deferred revenue of $16.0 million and accounts payable and accrued liabilities of $7.6 million.

Cash Flows from Investing Activities

During the year ended December 31, 2016, cash used in investing activities was $96.4 million, primarily consisting of  $85.6 million of net purchases of marketable securities,  $4.9 million for purchases of property and equipment, $4.4 million for payment for the acquisition of Appcito and $1.5 million for purchase of intangible assets.

During the years ended December 31, 2015 and 2014, cash used in investing activities was $3.5 million and $6.1 million, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2016, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock of issuances of $10.3 million related to the exercise of stock options and our employee stock purchase plan, partially offset by the stock repurchase of $1.8 million.

During the year ended December 31, 2015, cash provided by financing activities was $6.3 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans, net of repurchases of common stock.

During the year ended December 31, 2014, cash provided by financing activities was $107.8 million, primarily consisting of net proceeds from the issuance of our common stock to outside investors in our IPO of $121.0 million and proceeds from common stock issuance under our equity incentive plans of $7.0 million, partially offset by the repayment of our revolving credit facility of $20.0 million.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments, and other contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Leases and Other Contractual Obligations	$7,647	$2,811	$4,385	$444	$7
Purchase Commitments	14,900	14,900	—	—	—
	$22,547	$17,711	$4,385	$444	$7

The contractual obligations table above excludes $3.3 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Inventory

Inventory consists primarily of finished goods and related component parts and is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value (estimated net realizable value). We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the accompanying consolidated statements of operations.

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

Stock-Based Compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award, net of estimated forfeitures, and recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units ("RSUs") is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market-performance based restricted stock units ("MSUs") is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

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

The factors used to assess the likelihood of realization of our deferred tax assets include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent our best estimates and involve inherent uncertainties and the application of our judgment.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited, in thousands)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Products	$36,374	$38,797	$35,275	$43,474
Services	17,430	18,333	19,793	20,527
Total revenue	53,804	57,130	55,068	64,001
Cost of revenue:
Products	8,698	9,804	8,795	10,383
Services	4,529	4,405	4,153	4,143
Total cost of revenue	13,227	14,209	12,948	14,526
Gross profit	40,577	42,921	42,120	49,475
Operating expenses:
Sales and marketing	26,768	26,773	24,331	26,488
Research and development	14,777	14,486	15,968	15,469
General and administrative	6,661	7,230	6,305	6,867
Litigation expense	1,791	202	66	30
Total operating expenses	49,997	48,691	46,670	48,854
Income (loss) from operations	(9,420)	(5,770)	(4,550)	621
Other income (expense), net:
Interest expense	(126)	(126)	(145)	(27)
Interest and other income (expense), net	215	1,020	309	(2,184)
Total other income (expense), net	89	894	164	(2,211)
Loss before provision for income taxes	(9,331)	(4,876)	(4,386)	(1,590)
Provision for income taxes	204	59	298	196
Net loss	$(9,535)	$(4,935)	$(4,684)	$(1,786)
Net loss per share - basic and diluted	$(0.15)	$(0.08)	$(0.07)	$(0.03)

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue:
Products	$30,516	$33,331	$34,990	$39,464
Services	13,501	14,205	15,788	17,160
Total revenue	44,017	47,536	50,778	56,624
Cost of revenue:
Products	7,063	7,909	8,529	9,595
Services	3,723	3,692	4,186	4,071
Total cost of revenue	10,786	11,601	12,715	13,666
Gross profit	33,231	35,935	38,063	42,958
Operating expenses:
Sales and marketing	24,522	24,962	25,774	29,273
Research and development	14,309	13,671	13,562	13,301
General and administrative	7,527	5,703	6,892	6,933
Litigation expense	445	1,025	469	265
Total operating expenses	46,803	45,361	46,697	49,772
Loss from operations	(13,572)	(9,426)	(8,634)	(6,814)
Other expense, net:
Interest expense	(127)	(104)	(151)	(127)
Interest and other income (expense), net	27	(216)	22	(165)
Total other expense, net	(100)	(320)	(129)	(292)
Loss before provision for income taxes	(13,672)	(9,746)	(8,763)	(7,106)
Provision for income taxes	62	231	204	250
Net loss	(13,734)	(9,977)	(8,967)	(7,356)
Net loss per share - basic and diluted	$(0.22)	$(0.16)	$(0.14)	$(0.12)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in the Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and to a lesser extent EMEA and the Asia Pacific region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest income and other income (expense), net in the consolidated statements of operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen, British Pounds and Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

We recorded $1.6 million, $0.5 million and $2.0 million foreign exchange loss during the years ended December 31, 2016, 2015 and 2014, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Risk

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of December 31, 2016, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At December 31, 2016, our investment portfolio included marketable securities with an aggregate fair market value of $85.4 million and a cost basis of $85.4 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2016 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2016	50 BPS	100 BPS	150 BPS
Marketable securities	$86,087	$85,919	$85,648	$85,372	$85,097	$84,821	$84,546

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.
San Jose, California

We have audited the accompanying Consolidated Balance Sheets of A10 Networks, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders' Equity (Deficit), and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A10 Networks, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Jose, California
February 23, 2017

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$28,975	$98,117
Marketable securities	85,372	—
Accounts receivable, net of allowances of $3,619 and $4,067 as of December 31, 2016 and December 31, 2015	66,755	57,778
Inventory	15,070	18,291
Prepaid expenses and other current assets	5,137	5,064
Total current assets	201,309	179,250
Property and equipment, net	8,219	8,903
Goodwill and intangible assets	7,940	—
Other non-current assets	3,870	4,398
Total Assets	$221,338	$192,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,851	$10,508
Accrued liabilities	31,525	27,757
Deferred revenue, current	61,334	49,572
Total current liabilities	102,710	87,837
Deferred revenue, non-current	31,574	23,232
Other non-current liabilities	988	1,414
Total Liabilities	135,272	112,483
Commitments and contingencies (Note 5)
Stockholder's equity :
Common stock, par value $0.00001 - 500,000 shares authorized as of December 31, 2016 and 2015; 67,873 and 64,172 shares issued and outstanding as of December 31, 2016 and 2015	1	1
Additional paid-in capital	328,869	301,886
Accumulated other comprehensive loss	(45)	—
Accumulated deficit	(242,759)	(221,819)
Total Stockholders’ Equity	86,066	80,068
Total Liabilities and Stockholders' Equity	$221,338	$192,551

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Products	$153,920	$138,301	$134,486
Services	76,083	60,654	45,021
Total revenue	230,003	198,955	179,507
Cost of revenue:
Products	37,680	33,096	31,084
Services	17,230	15,672	11,853
Total cost of revenue	54,910	48,768	42,937
Gross profit	175,093	150,187	136,570
Operating expenses:
Sales and marketing	104,360	104,531	96,837
Research and development	60,700	54,843	49,903
General and administrative	27,063	27,055	22,938
Litigation expense (benefit)	2,089	2,204	(2,837)
Total operating expenses	194,212	188,633	166,841
Loss from operations	(19,119)	(38,446)	(30,271)
Other income (expense), net:
Interest expense	(424)	(509)	(1,028)
Interest and other income (expense), net	(640)	(332)	(1,914)
Total other expense, net	(1,064)	(841)	(2,942)
Loss before income taxes	(20,183)	(39,287)	(33,213)
Provision for income taxes	757	747	1,507
Net loss	$(20,940)	$(40,034)	$(34,720)
Accretion of redeemable convertible preferred stock dividend	—	—	(1,150)
Net loss attributable to common stockholders	$(20,940)	$(40,034)	$(35,870)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.64)	$(0.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	65,701	62,428	48,682

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(20,940)	$(40,034)	$(34,720)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(45)	—	—
Comprehensive loss	$(20,985)	$(40,034)	$(34,720)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at December 31, 2013	80	$81,426	30,569	$44,749	10,032	$—	$12,185	$(147,065)	$—	$(134,880)
Stock based compensation expense	—	—	—	—	—	—	12,359	—		12,359
Accretion of Series D redeemable convertible preferred stock dividend	—	1,150	—	—	—	—	(1,150)	—	—	(1,150)
Issuance of common stock in connection with initial public offering net of offering costs	—	—	—	—	9,000	—	120,286	—	—	120,286
Conversion of preferred stock to common stock in connection with initial public offering	(80)	(82,576)	(30,569)	(44,749)	39,997	1	127,324	—	—	127,325
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	2,352	—	6,574	—	—	6,574
Vesting of early exercise stock options, net of repurchases	—	—	—	—	(4)	—	771	—	—	771
Net loss	—	—	—	—	—	—	—	(34,720)	—	(34,720)
Balance at December 31, 2014	—	—	—	—	61,377	1	278,349	(181,785)	—	96,565
Stock based compensation expense	—	—	—	—	—	—	16,861	—	—	16,861
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	2,700	—	6,232	—	—	6,232
Vesting of early exercise stock options, net of repurchases	—	—	—	—	95	—	444	—	—	444
Net loss	—	—	—	—	—	—	—	(40,034)	—	(40,034)
Balance at December 31, 2015	—	—	—	—	64,172	1	301,886	(221,819)	—	80,068
Stock based compensation expense	—	—	—	—		—	16,922	—	—	16,922
Common stock issued under employee equity incentive plans, net of unvested portion	—	—	—	—	3,664	—	10,336	—	—	10,336
Common stock issued under asset purchase agreement	—	—	—	—	227	—	1,313	—	—	1,313
Vesting of early exercise stock options, net of repurchases	—	—	—	—	37	—	211	—	—	211
Repurchase and retirement of common stock	—	—	—	—	(227)	—	(1,799)	—	—	(1,799)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—		—	—	(20,940)		(20,940)
Balance at December 31, 2016	—	—	—	—	67,873	$1	$328,869	$(242,759)	$(45)	$86,066

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,940)	$(40,034)	$(34,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,267	8,716	10,121
Stock-based compensation	16,922	16,861	12,359
Gain on settlement of contractual liability	—	—	(6,993)
Provision for doubtful accounts and sales returns	1,731	2,531	935
Other non-cash items	875	(82)	32
Changes in operating assets and liabilities:
Accounts receivable, net	(11,319)	(5,977)	(17,281)
Inventory	892	(430)	(8,914)
Prepaid expenses and other assets	(96)	(405)	(3,017)
Accounts payable	(334)	1,109	903
Accrued liabilities	3,140	5,345	6,724
Accrued litigation expenses	(151)	6	(6,066)
Deferred revenue	20,104	15,584	15,989
Other	(313)	167	(610)
Net cash provided by (used in) operating activities	18,778	3,391	(30,538)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	40,628	—	—
Purchases of marketable securities	(126,231)	—	—
Purchases of property and equipment	(4,872)	(3,477)	(6,100)
Purchase of intangible asset	(1,500)	—	—
Payment for acquisition	(4,380)	—	—
Net cash used in investing activities	(96,355)	(3,477)	(6,100)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	10,336	6,019	7,030
Repurchase and retirement of common stock	(1,799)	—	—
Proceeds from initial public offering, net of offering costs	—	—	121,017
Principal payments on revolving credit facility	—	—	(20,000)
Other	(102)	279	(297)
Net cash provided by financing activities	8,435	6,298	107,750
Net increase (decrease) in cash and cash equivalents	(69,142)	6,212	71,112
Cash and cash equivalents - beginning of period	98,117	91,905	20,793
Cash and cash equivalents - end of period	$28,975	$98,117	$91,905
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$581	$980	$1,108
Cash paid for interest	$194	$170	$503

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$2,360	$2,840	$5,379
Vesting of early exercised stock options	$211	$444	$771
Purchases of property and equipment included in accounts payable	$162	$486	$78
Conversion of preferred stock into common stock	$—	$—	$127,325
Accretion of Series D redeemable convertible preferred stock	$—	$—	$1,150
Costs related to the initial public offering included in accounts payable and accrued liabilities	$—	$—	$75
Common stock issued under asset purchase agreement	$1,313	$—	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our product portfolio consists of six advanced application delivery and security products; Application Delivery Controllers ("ADC"), Lightning Application Delivery Service (“Lightning ADS”), Carrier Grade Network Address Translation ("CGN"), Threat Protection System ("TPS"), SSL Insight (“SSLi”) and Convergent Firewall ("CFW"). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software. These choices make our portfolio among the most comprehensive in the industry.

Basis of Presentation

The accompanying consolidated financial statements include those of A10 Networks, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, acquisition related purchase price allocations, accrued liabilities, and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Marketable securities

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. These investments are classified as current assets and included in marketable securities on the consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method and are reflected in our consolidated statements of operations. Realized gains and losses and other-than-temporary impairment charges, if any, on marketable securities are reported in interest and other income (expense), net as incurred.

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

Fair Value Measurement

Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable and accounts payable. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. Our cash equivalents, which include money market funds, are measured and recorded at fair value on a recurring basis. Marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and are measured at fair value using the three-level valuation hierarchy as described below.

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs are observable, quoted prices for identical assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoice amounts, net of allowances for doubtful accounts. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on the length of time the receivables are past due and our historical experience of collections and write-offs.

Inventory

Inventory consists primarily of finished goods and related component parts and is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value (estimated net realizable value). We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the accompanying consolidated statements of operations.

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, ranges from 1 to 3 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements ranges from 2 to 8 years.

Goodwill

Goodwill represents the excess of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed for possible impairment annually in the fourth quarter or more frequently if impairment indicators arise. We have one reporting unit for goodwill impairment tests, and the fair value of our reporting unit has been determined by our enterprise value.
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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we perform a two-step impairment test on goodwill. The first step requires the identification of the reporting units and a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

Intangible Assets

Intangible assets consist primarily of developed technology, patents and acquired customer relationships resulting from acquisitions. Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years.

Impairment of Long-Lived Assets

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of our long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware and perpetual software license revenue; and (ii) services revenue, which includes post contract support (“PCS”), subscription, professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

We define each of the four criteria above as follows:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of a purchase order issued pursuant to the terms and conditions of a master sales agreement.

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We do not have significant obligations for future performance, such as customer rights of return or pricing credits associated with our sales.

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

Deferred Revenue

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred services revenue primarily represents PCS contracts billed in advance and revenue is recognized ratably over the service contract term, typically 1 to 5 years.

Shipping and Handling

Shipping and handling charges billed to customers are included in revenue in the period shipped and the related costs are included in cost of revenue.

Research and Development Costs

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology costs. We expense research and development costs as incurred.

Stock-Based Compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award, net of estimated forfeitures, and recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units (“RSUs”) is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market-performance based restricted stock units (“MSUs”) is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2016, 2015 and 2014.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in non-functional currencies are remeasured to the functional currency at the average exchange rate for the period. Non-functional currency monetary assets and liabilities are remeasured to the functional currency using the exchange rate in effect at the balance sheet date, and non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest and other income (expense), net in the consolidated statements of operations.

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

The factors used to assess the likelihood of realization of our deferred tax assets include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent our best estimates and involve inherent uncertainties and the application of our judgment.

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

Segment Information

An operating segment is a component of an enterprise for which its discrete financial information is available and its operating results are regularly reviewed by chief operating decision maker for resource allocation decisions and performance assessment. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance of the Company. Accordingly, we have one reportable segment and one operating segment.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and investments are held and invested in high-credit quality financial instruments by recognized financial institutions and therefore subject to minimum credit risk.

Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk in respect to accounts receivable by performing periodic credit evaluations based on a number of factors, including past transaction experience, evaluation of credit history and review of the invoicing terms of the contract. We generally do not require our customers to provide collateral to support accounts receivable.

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented, or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2016	2015	2014
Customer A	14%	*	13%

* represents less than 10% of total revenue

Three customers accounted for 15%, 13% and 11% of our total gross accounts receivable as of December 31, 2016. Two customers accounted for 27% and 11% of our gross accounts receivable as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a contract asset on our balance sheets. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of one year prior to the required effective date is permitted. However, we do not plan to early adopt. Accordingly, the updated standard is effective for us in the first quarter of 2018. The ASU allows for either full retrospective or modified retrospective adoption. We are still in the process of evaluating which transition method we plan to adopt with such decision depending on a number of factors, including system readiness and the magnitude of the potential impact on our financial statements. While we are continuing to assess all potential impacts of the new standard, we currently do not believe this standard will have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. We will be adopting this guidance in the first quarter of fiscal year 2017 and do not believe this standard will have a material impact on our consolidated financial statements.

2. Marketable Securities and Fair Value Measurements

As of December 31, 2016, the estimated fair value of our marketable securities, classified as available for sale, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$12,499	$9	$—	$12,508
Corporate securities	42,765	9	(42)	42,732
U.S. Treasury and agency securities	5,190	—	(14)	5,176
Commercial paper	11,470	1	(2)	11,469
Asset-backed securities	13,493	—	(6)	13,487
	$85,417	$19	$(64)	$85,372

During the year ended December 31, 2016, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses. We did not have any marketable securities as of December 31, 2015.

The following table summarizes the cost and estimated fair value of marketable securities based on contractual maturities as of December 31, 2016 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$53,500	$53,503
Mature in 1 - 3 years	31,917	31,869
	$85,417	$85,372

All available-for-sale securities have been classified as current assets, based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position as of December 31, 2016 consisted of the following (in thousands):

	Fair Value	Unrealized Losses
Corporate securities	$28,537	$(42)
U.S. Treasury and agency securities	5,176	(14)
Commercial paper	8,974	(2)
Asset-backed securities	10,664	(6)
	$53,351	$(64)

As of December 31, 2016, no marketable securities were in a continuous unrealized loss position for more than twelve months. Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges for the year ended December 31, 2016.

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$18,672	$—	$—	$18,672	$27,036	$—	$—	$27,036
Cash equivalents	10,303	—	—	10,303	71,081	—	—	71,081
Certificates of deposit	—	12,508	—	12,508	—	—	—	—
Corporate securities	—	42,732	—	42,732	—	—	—	—
U.S. Treasury and agency securities	—	5,176	—	5,176	—	—	—	—
Commercial paper	—	11,469	—	11,469	—	—	—	—
Asset-backed securities	—	13,487	—	13,487	—	—	—	—
	$28,975	$85,372	$—	$114,347	$98,117	$—	$—	$98,117

3. Balance Sheets and Statement of Operations Components

Allowance for Doubtful Accounts and Sales Return Reserve

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Allowance for doubtful accounts, beginning balance	$2,887	$1,904	$1,836
Charged to expenses	1,166	1,590	76
Write-offs	(1,147)	(607)	(8)
Allowance for doubtful accounts, ending balance	$2,906	$2,887	$1,904

	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Sales return reserve, beginning balance	$1,180	$1,342	$902
Charged to revenue	565	940	858
Utilization	(1,032)	(1,102)	(418)
Sales return reserve, ending balance	$713	$1,180	$1,342

Inventory

	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$6,669	$9,418
Finished goods	8,401	8,873
Total inventory	$15,070	$18,291

Property and Equipment, Net

	Useful Life	December 31, 2016	December 31, 2015
	(in years)	(in thousands)
Equipment	1-3	$41,815	$35,836
Software	1-3	3,801	3,548
Furniture and fixtures	1-3	865	864
Leasehold improvements	2-8	2,724	2,492
Construction in progress		258	83
Property and equipment, gross		49,463	42,823
Less: accumulated depreciation and amortization		(41,244)	(33,920)
Total property and equipment, net		$8,219	$8,903

Depreciation and amortization on our property and equipment for the years ended December 31, 2016, 2015 and 2014 was $7.6 million, $8.6 million and $10.0 million, respectively.

Goodwill and Intangible Assets

Activity related to goodwill for the year ended December 31, 2016 is as follows (in thousands):

Balance as of December 31, 2015	$72
Acquisitions	1,235
Balance as of December 31, 2016	$1,307

Purchased intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$5,050	$(505)	$4,545	$—	$—	$—
Patents	2,936	(848)	2,088	1,436	(641)	795
Total	$7,986	$(1,353)	$6,633	$3,182	$(2,387)	$795

Amortization expense related to purchased intangible assets for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $0.1 million and $0.1 million, respectively. Purchased intangible assets are amortized over a remaining weighted average useful life of 4.6 years.

Future amortization expense for purchased intangible assets as of December 31, 2016 is as follows (in thousands):

Fiscal Years Ending December 31,
2017	$1,442
2018	1,442
2019	1,442
2020	1,442
2021	865
$6,633

Accrued Liabilities

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$22,326	$18,134
Accrued tax liabilities	3,340	4,520
Other	5,859	5,103
Total accrued liabilities	$31,525	$27,757

Deferred Revenue

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred revenue:
Products	$4,182	$3,233
Services	88,726	69,571
Total deferred revenue	92,908	72,804
Less: current portion	(61,334)	(49,572)
Non-current portion	$31,574	$23,232

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

4. Credit Facility

In September 2013, we entered into a credit agreement (the “2013 Credit Facility”) with Royal Bank of Canada, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as lenders. The 2013 Credit Facility provided a three-year $35.0 million revolving credit facility, which included a maximum $10.0 million letter of credit facility. We were required to pay quarterly facility fees of 0.45% per annum on the average daily unused portion of the revolving credit facility. We had no outstanding borrowings under this credit facility for any period prior to its expiration on September 30, 2016.

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit subfacility, which includes a maximum of $25.0 million letter of credit subfacility. When our net cash equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When our net cash falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of the our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1:50:1.00, as determined in accordance with the 2016 Credit Facility. We had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants as of December 31, 2016.

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

On January 29, 2015, the Company, the members of our Board of Directors, our Chief Financial Officer, and the underwriters of our March 21, 2014 IPO were named as defendants in a putative class action lawsuit alleging violations of the federal Securities Act of 1933 filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207. Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015). On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207 (the “Class Action”). On July 31, 2015, the defendants filed demurrers to all claims, which were overruled in part on November 12, 2015.
.

 On April 6, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action and providing that we will make a payment of $0.8 million, net of the expected proceeds of insurance policies. The parties subsequently executed a stipulation of settlement, dated June 30, 2016, and filed a motion with the Court seeking preliminary approval of the settlement, which was granted on September 15, 2016. The payment was made in October 2016. The final fairness hearing is scheduled to be held on February 24, 2017. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. The settlement remains subject to final court approval and other customary conditions.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”). We were also named as a nominal defendant. The complaint seeks to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff seeks unspecified compensatory damages and other equitable relief. On January 29, 2016, the defendants filed demurrers and a motion to strike parts of the complaint as well as a motion to stay. On May 24, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action, which provides that we implement certain corporate governance measures following final settlement approval. The parties subsequently executed a stipulation of settlement, dated August 26, 2016, and filed a motion with the Court seeking preliminary approval of the settlement. On November 22, 2016, the Court issued an order preliminarily approving the settlement. The final fairness hearing is scheduled to be held on February 24, 2017. The settlement releases all claims asserted against all defendants and includes the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them. The settlement remains subject to final court approval and other customary conditions.

Leases and Other Commitments

We lease various operating spaces in the United States, Asia, and Europe under non-cancellable operating lease arrangements that expire on various dates through February 2022. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date.

The following table summarizes our non-cancellable operating leases and unconditional purchase obligations as of December 31, 2016 (in thousands):

Years Ending December 31,	Leases and Other Contractual Obligations	Purchase Commitments	Total
2017	$2,811	$14,900	$17,711
2018	2,393	—	2,393
2019	1,992	—	1,992
2020	365	—	365
2021	79	—	79
Thereafter	7	—	7
	$7,647	$14,900	$22,547

Rent expense was $3.5 million, $3.5 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Guarantees and Indemnifications

In the normal course of business, we provide indemnifications to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Other guarantees or indemnification arrangements include guarantees of product and service performance, and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

6. Equity Award Plans

Equity Incentive Plans

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) was adopted by our board of directors and approved by our stockholders in March 2014. The 2014 Plan provides for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted and our stockholders approved an amendment and restatement of our 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares subject to awards granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased by us after March 20, 2014. A maximum of 8,310,566 shares may become available from such awards granted under the 2008 Plan for issuance under the 2014 Plan.

As of December 31, 2015, we had 3,364,304 shares available for future grant. Annually, the shares authorized for the 2014 Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. On January 1, 2016, the number of shares in the 2014 Plan was increased by 3,211,211 shares, representing 5% of the prior year end’s common stock outstanding. In addition, 1,640,324 shares subject to awards granted under the 2008 Plan that had been canceled or otherwise forfeited or repurchased between March 21, 2014 and December 31, 2015 became available for issuance under the 2014 Plan.

As of December 31, 2016, we had 4,241,980 shares available for future grant. On January 1, 2017, the number of shares in the 2014 Plan was increased by 3,394,376 shares, representing 5% of the prior year end’s common stock outstanding. In addition 266,799 shares subject to awards granted under the 2008 Plan that had been canceled or otherwise forfeited or repurchased during the year ended December 31, 2016 became available for issuance under the 2014 Plan.

Vesting periods of awards granted under the 2014 Plan are determined by our board of directors or other committees responsible for administering the 2014 Plan (the "Plan Administrator"). The Plan Administrator determines the contractual terms of awards granted under the 2014 Plan, provided that incentive stock options and stock appreciation rights granted expire no more than ten years from the grant date. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price shall be no less than 110% of the fair value per share on the date of grant, and the incentive stock option shall expire no later than five years from the date of grant. For incentive stock options granted to any other employee, and nonstatutory stock options and stock appreciation rights granted to employees, consultants, or members of our board of directors, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") was adopted by our board of directors and approved by our stockholders in March 2014.

The 2014 Purchase Plan consists of a twenty-four month offering period with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower.  If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits.

The 2014 Purchase Plan provided for an automatic share reserve increase on the first day of each fiscal year beginning 2015 by a number of shares equal to the least of (i) 3,500,000 shares, (ii) 1% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. On January 1, 2016, the number of shares in the 2014 Purchase Plan was increased by 642,242 shares, representing 1% of the prior year end’s common stock outstanding. In June 2016, our board of directors adopted, and our stockholders approved an amendment to our 2014 Purchase Plan which removed the automatic annual share increase and increased the number of shares available for issuance under the 2014 Purchase Plan by 4,000,000 shares. As of December 31, 2016, 4,104,060 shares were available for future issuance under the 2014 Purchase Plan.

Employees purchased 1,080,142 shares at an average price of $3.93 and 1,105,015 shares at an average price of $3.56 during the year ended December 31, 2016 and 2015, respectively. The intrinsic value of shares purchased during the year ended December 31, 2016 and 2015 was $3.5 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Early Exercise of Stock Options

We have allowed certain employees and directors to exercise options granted prior to vesting. The unvested shares are subject to our repurchase right at the original purchase price. The proceeds from the early exercise of stock options initially are recorded in other non-current liabilities and reclassified to common stock as our repurchase right lapses. As of December 31, 2016 and 2015, 14,307 and 51,884 shares were subject to repurchase at an aggregate price of $0.1 million and $0.3 million, respectively.

Option Exchange Program

On November 19, 2015, we commenced an option exchange which permitted certain employees and service providers to surrender certain outstanding stock options in exchange for replacement RSUs with a lesser number of shares, subject to a different vesting schedule. This option exchange was completed on December 17, 2015. A total of 344,248 options to purchase shares of common stock with a weighted-average exercise price of $13.58 per share were canceled and replaced with 109,743 RSUs with per share market value of $6.76, on December 17, 2015. The replacement RSUs started to vest on the one-year anniversary of the grant date. We accounted for this option exchange as a stock option modification in accordance with the provisions of ASC 718 Share-Based Compensation. We are recording the incremental expense of $56,000 in addition to the remaining expense attributable to the exchanged stock options over the vesting period of the new awards.

Stock-based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation by type of award:
Stock options	$4,153	$5,565	$5,852
Restricted stock units	12,567	8,871	3,217
Employee stock purchase rights	202	2,425	3,290
	$16,922	$16,861	$12,359

Stock-based compensation by category of expense:
Cost of revenue	$1,105	$1,533	$1,063
Sales and marketing	7,006	7,735	5,829
Research and development	5,732	5,437	3,932
General and administrative	3,079	2,156	1,535
	$16,922	$16,861	$12,359

As of December 31, 2016, we had $32.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards which will be recognized over a weighted-average period of 2.4 years.

The fair values of the options and employee stock purchase rights are estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Options			Employee Stock Purchase Rights
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Expected term (in years)	4.9	4.8	4.8	1.3	1.3	1.3
Risk-free interest rate	1.4%	1.6%	1.8%	0.8%	0.5%	0.3%
Expected volatility	49%	50%	41%	42%	41%	27%
Dividend rate	—%	—%	—%	—%	—%	—%

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

•	Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2015	9,291	$4.78
Granted	672	$5.52
Exercised	(1,444)	$4.22
Canceled (1)	(651)	$6.23
Outstanding as of December 31, 2016	7,868	$4.82	6.2	$28,931
Vested and expected to vest as of December 31, 2016	7,758	$4.82	6.2	$28,554
Vested and exercisable as of December 31, 2016	5,688	$4.57	5.6	$22,363
_____________________________________
(1) Common shares subject to awards granted under the 2008 Plan and canceled after March 21, 2014 are reallocated to the 2014 Plan’s share reserve and become available for issuance under the 2014 Plan. During the years ended 2016 and 2015, 266,799 shares and 1,640,324 shares of the canceled stock options, respectively, were reallocated and became available for issuance under the 2014 Plan.

As of December 31, 2016, the aggregate intrinsic value represents the excess of the closing price of our common stock of $8.31 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2016	2015	2014
Fair value of options granted	$1,603	$869	$11,683
Weighted-average fair value of options granted	$2.38	$2.13	$2.79
Intrinsic value of options exercised	$5,990	$2,299	$14,863

Stock Awards

We have granted restricted stock unit awards (“RSUs”) to our employees, consultants and members of our board of directors, and performance-based stock awards (“PSUs”) and market performance-based stock restricted stock unit awards (“MSUs”) to certain company executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. No MSUs were vested as of December 31, 2016.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. These PSUs are subject to service condition vesting requirements with 25% of the PSUs that become eligible to vest upon achievement of the performance targets scheduled to vest on each of the first, second, third and fourth year anniversary of the PSU grant date. None of these PSUs were vested as of December 31, 2016.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. These PSUs are subject to service condition vesting requirements with scheduled vesting dates March 2017 through June 2018 to the extent they become eligible to vest upon achievement of the performance targets. None of these PSUs were vested as of December 31, 2016.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2015	3,452	$5.88
Granted	4,550	$6.50
Released	(1,139)	$8.16
Canceled	(904)	$6.56
Outstanding as of December 31, 2016	5,959	$5.81	1.6	$49,517

The aggregate intrinsic value of outstanding awards is calculated based on the closing price of our common stock of $8.31 on December 31, 2016.

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $9.7 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively.

Stock Repurchase Program

On October 27, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

During 2016, we repurchased 226,676 shares at an average price of $7.92 as a part of publicly announced program. The repurchased shares were retired upon delivery to us.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the years ended December 31, 2016, 2015 and 2014, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options, RSUs and employee stock purchase rights	13,631	10,124	6,415
Common stock subject to repurchase	14	52	196
	13,645	10,176	6,611

8. Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic loss	$(22,978)	$(41,677)	$(35,593)
Foreign income	2,795	2,390	2,380
Loss before provision for income taxes	$(20,183)	$(39,287)	$(33,213)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current provision for income taxes:
State	$41	$55	$24
Foreign	1,009	675	1,054
Total current	1,050	730	1,078
Deferred tax expense (benefit):
Federal	17	—	—
Foreign	(310)	17	429
Total deferred	(293)	17	429
Provision for income taxes	$757	$747	$1,507

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$(6,862)	34.0%	$(13,358)	34.0%	$(11,292)	34.0%
State tax - net of federal benefits	27	(0.1)	36	(0.1)	16	(0.1)
Foreign rate differential	(666)	3.3	(422)	1.1	231	(0.7)
Changes in federal valuation allowance	7,141	(35.4)	11,926	(30.4)	10,547	(31.8)
Stock-based compensation	88	(0.4)	1,845	(4.7)	1,041	(3.1)
Other permanent items	583	(2.9)	415	(1.1)	513	(1.5)
Expenses for uncertain tax positions	358	(1.8)	227	(0.6)	330	(1.0)
Other	88	(0.4)	78	(0.1)	121	(0.4)
Provision for income taxes	$757	(3.7)%	$747	(1.9)%	$1,507	(4.6)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$47,197	$46,317
Research and development credits, net of uncertain tax positions	12,953	9,517
Accruals, reserves, and other	21,288	17,904
Stock-based compensation	4,055	2,700
Depreciation and amortization	2,892	2,735
Gross deferred tax assets	88,385	79,173
Valuation allowance	(86,935)	(77,643)
Total deferred tax assets	1,450	1,530
Deferred tax liabilities:
Other	(431)	(805)
Total deferred tax liabilities	(431)	(805)
Net deferred tax assets	$1,019	$725

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $86.9 million and $77.6 million against the net U.S. deferred tax assets as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, the valuation allowance increased by $9.3 million, $14.0 million and $11.2 million, respectively.

As of December 31, 2016 and 2015, we had U.S. federal net operating loss carryforwards of $139.0 million and $130.6 million and state net operating loss carryforwards of $68.6 million and $68.4 million, respectively. We track the portion of our net operating loss attributable to stock option benefits in accordance with ASC 718 Compensation-Share Compensation, therefore, these amounts are no longer included in our gross or net deferred tax assets. The gross tax benefit of stock options totals $10.8 million at December 31, 2016, and will only be recorded to additional paid in capital when these benefits reduce cash taxes payable. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2026, if not utilized. The state net operating losses expire in various years ending between 2017 and 2036, if not utilized.

Additionally, as of December 31, 2016 and 2015, we had U.S. federal research and development credit carryforwards of $8.5 million and $6.4 million and state research and development credit carryforwards of $8.8 million and $6.4 million. The federal credit carryforwards will begin to expire at various dates beginning in 2027 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code Section 382 and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries' earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings' in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2016 and 2015, the undistributed earnings approximated $5.1 million and $3.9 million, respectively. The determination of the future tax consequence of the remittance of these earnings is not practicable.

Uncertain Tax Positions

As of December 31, 2016 and 2015, we had gross unrecognized tax benefits of $3.3 million and $2.6 million. We have accrued net interest expense of $9,000 (i.e., there was $20,000 of gross accrued interest expense offset by $11,000 of interest released due to a lapse of statute of limitations) related to unrecognized tax benefits reflected in the consolidated financial statements for the year ended December 31, 2016. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits—beginning balance	$2,552	$2,195	$1,846
Increases (decrease) related to tax positions from prior years	66	(4)	340
Increases related to tax positions taken during current year	690	361	278
Decreases related to tax positions taken during the current year	—	—	(269)
Gross unrecognized tax benefits—ending balance	$3,308	$2,552	$2,195

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2016, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.1 million. We believe that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2004 through the current period. During January 2017, the Internal Revenue Service (IRS) notified us that it intends to examine the 2014 and 2015 tax returns beginning in the first quarter of 2017.

9. Geographic Information

The following table is a summary of revenue by geographic regions based on ship to location (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$118,750	$106,842	$85,325
Japan	52,951	35,636	45,787
Asia Pacific, excluding Japan	29,829	23,847	20,434
EMEA	23,093	27,193	19,254
Other	5,380	5,437	8,707
Total revenue	$230,003	$198,955	$179,507

Our long-lived assets which include property and equipment, net and intangible assets, net is primarily located in the United States. No other geographic regions comprise 10% or more of long-lived assets as of December 31, 2016 and 2015.

10. Related-Party Transactions

An affiliate of one of our significant stockholders is also acting as a reseller of our products. On May 27, 2015, the significant stockholder reduced its ownership of our common stock, and ceased to be a related party. During the years ended December 31, 2015 and 2014, we recognized $2.2 million and $2.8 million, respectively, revenue from this reseller.

11. Employee Benefit Plan

We adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code which is offered to all of our United States employees. Participants in the plan may elect to contribute up to $18,000 of their annual compensation to the plan for the 2016 calendar year. Individuals who are 50 or older may contribute an additional $6,000 of their annual income. In 2016, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $0.9 million, $0.8 million and zero during the years ended December 31, 2016, 2015 and 2014, respectively.

12. Appcito Acquisition

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

Developed technology is amortized on a straight-line basis over the estimated useful life of five years. Goodwill of $1.2 million was recognized as part of this acquisition is attributable primarily to the expected synergies and other benefits from this acquisition including adding to our existing momentum around providing secure application service solutions that meet several key demands like application analytics, visibility, and centralized control. This acquisition enhances our position as a comprehensive secure application services leader, and it represents a strategic step in our vision to help our customers become more secure and agile as they bridge traditional data center and cloud application environments. This acquisition has led to the launch of the cloud-native Lightning ADS. We expect to introduce additional options spanning public and private clouds.

We incurred approximately $0.2 million in legal, accounting and other professional fees related to this acquisition, all of which were expensed during the year ended December 31, 2016.

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
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting  based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Deloitte & Touche, LLP, is not required to and has not issued a formal attestation report as of December 31, 2016 and will not be required to do so until the year following the date that we are no longer an emerging growth company as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the captions ““Executive Officers,” Executive Compensation,” “Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the 2017 Annual Meeting in our Proxy Statement with the SEC within 120 days of the year end December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our 2017 Proxy Statement under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management will be set forth in our 2017 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders,” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2017 Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2017 Proxy Statement under the captions “Audit and Related Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and is incorporated herein by reference.

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

Date: February 23, 2017

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lee Chen	Chief Executive Officer, President and Director	February 23, 2017
Lee Chen	(Principal Executive Officer)

/s/ Greg Straughn	Chief Financial Officer	February 23, 2017
Greg Straughn	(Principal Accounting and Financial Officer)

/s/ Robert Cochran	Executive Vice President, Legal and Corporate Collaboration	February 23, 2017
Robert Cochran	and Secretary and Director

/s/ Peter Y. Chung	Director	February 23, 2017
Peter Y. Chung

/s/ Alan S. Henricks	Director	February 23, 2017
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	February 23, 2017
Phillip J. Salsbury

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-194015	3.1	March 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013.	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2004 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.1	May 13, 2014
10.3*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.4*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen.	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan.	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated May 31, 2011, by and between the Registrant and Greg Straughn.	S-1/A	333-194015	10.8	March 10, 2014
10.13*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran.	S-1/A	333-194015	10.9	March 10, 2014
10.14*	Offer Letter, dated July 18, 2013, by and between the Registrant and Ray Smets.	S-1/A	333-194015	10.10	March 10, 2014
10.15*	Offer Letter, dated March 15, 2015, by and between the Registrant and Sanjay Kapoor.	10-K	001-6343	10.15	March 1, 2016
10.16	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.12	February 18, 2014
10.17	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.13	February 18, 2014
10.18	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.14	February 18, 2014
10.19	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.15	February 18, 2014
10.20	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.16	February 18, 2014
10.21	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.17	February 18, 2014

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date
10.22	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.18	February 18, 2014
10.23	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.19	February 18, 2014
10.24	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation.	S-1/A	333-194015	10.20	February 18, 2014
10.25	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.26	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.21	February 18, 2014
10.27	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA).	S-1/A	333-194015	10.22	February 18, 2014
10.28	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.29	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.30	Credit Agreement, dated as of September 30, 2013, among the Registrant, Royal Bank of Canada, as lender and administrative agent, and JPMorgan Chase Bank, N.A., and Bank of America, N.A., as lenders.	S-1/A	333-194015	10.24	March 10, 2014
10.31*	Form of Change in Control and Severance Agreement.	S-1/A	333-194015	10.25	March 10, 2014
10.32*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.33*	Separation Agreement, dated March 31, 2016, by and between the Registrant and Sanjay Kapoor.	10-Q	001-36343	10.1	May 5, 2016
10.34*	Offer Letter, dated March 2, 2016, by and between the Registrant and Neil Wu Becker.	10-Q	001-36343	10.2	May 5, 2016
10.35	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank.	10-Q	001-36343	10.1	November 3, 2016
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.

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