Form 10-Q
period 2017-03-31
A10 Networks, Inc.
filed 2017-05-05
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 25, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 69,337,156.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$30,580	$28,975
Marketable securities	85,595	85,372
Accounts receivable, net of allowances of $2,994 and $3,619 as of March 31, 2017 and December 31, 2016, respectively	61,842	66,755
Inventory	16,509	15,070
Prepaid expenses and other current assets	6,210	5,137
Total current assets	200,736	201,309
Property and equipment, net	8,131	8,219
Goodwill and intangible assets	7,579	7,940
Other non-current assets	4,569	3,870
Total Assets	$221,015	$221,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,522	$9,851
Accrued liabilities	29,887	31,525
Deferred revenue, current	58,780	61,334
Total current liabilities	97,189	102,710
Deferred revenue, non-current	34,325	31,574
Other non-current liabilities	912	988
Total Liabilities	132,426	135,272
Commitments and contingencies (Note 5)
Stockholders' Equity:
Common stock, par value $0.00001 - 500,000 shares authorized as of March 31, 2017 and December 31, 2016; 69,265 and 67,873 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Additional paid-in-capital	335,493	328,869
Accumulated other comprehensive loss	(46)	(45)
Accumulated deficit	(246,859)	(242,759)
Total Stockholders' Equity	88,589	86,066
Total Liabilities and Stockholders' Equity	$221,015	$221,338

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Products	$39,706	$36,374
Services	20,580	17,430
Total revenue	60,286	53,804
Cost of revenue:
Products	9,784	8,698
Services	4,360	4,529
Total cost of revenue	14,144	13,227
Gross profit	46,142	40,577
Operating expenses:
Sales and marketing	26,263	26,768
Research and development	17,042	14,777
General and administrative	7,161	6,661
Litigation and settlement expense	—	1,791
Total operating expenses	50,466	49,997
Loss from operations	(4,324)	(9,420)
Other income (expense), net:
Interest expense	(44)	(126)
Interest and other income (expense), net	842	215
Total other income (expense), net	798	89
Loss before income taxes	(3,526)	(9,331)
Provision for income taxes	374	204
Net loss	$(3,900)	$(9,535)
Net loss per share:
Basic and diluted	$(0.06)	$(0.15)
Weighted-average shares used in computing net loss per share:
Basic and diluted	68,571	64,309

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,900)	$(9,535)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(1)	56
Comprehensive loss	$(3,901)	$(9,479)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,900)	$(9,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,202	1,906
Stock-based compensation	4,316	4,612
Other non-cash items	(278)	276
Changes in operating assets and liabilities:
Accounts receivable, net	5,214	15,641
Inventory	(2,222)	772
Prepaid expenses and other assets	(1,699)	(1,167)
Accounts payable	(1,624)	(824)
Accrued liabilities	(1,647)	(3,351)
Deferred revenue	197	2,039
Other	(14)	69
Net cash provided by operating activities	545	10,438
Cash flows from investing activities:
Purchases of marketable securities	(18,616)	(69,530)
Proceeds from sales and maturities of marketable securities	18,314	214
Purchases of property and equipment	(678)	(1,388)
Net cash used in investing activities	(980)	(70,704)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans, net of repurchases	2,065	370
Other	(25)	(25)
Net cash provided by financing activities	2,040	345
Net increase (decrease) in cash and cash equivalents	1,605	(59,921)
Cash and cash equivalents - beginning of period	28,975	98,117
Cash and cash equivalents - end of period	$30,580	$38,196
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$783	$345
Purchases of property and equipment included in accounts payable	$458	$364
Vesting of early exercised stock options	$41	$—

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our product portfolio consists of six advanced application delivery and security products; Application Delivery Controllers (“ADC”), Lightning Application Delivery Service (“Lightning ADS”), Carrier Grade Network Address Translation (“CGN”), Threat Protection System (“TPS”), SSL Insight (“SSLi”) and Convergent Firewall (“CFW”). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of A10 Networks, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

We have prepared the accompanying unaudited condensed consolidated financial statement pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements have been prepared on the same basis as our annual financial statements and, in management's opinion, reflect all adjustments consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016 on file with the SEC (our “Annual Report”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, allowance for doubtful accounts, sales return reserve, valuation of inventory, fair value of marketable securities, contingencies and litigation, acquisition related purchase price allocations, accrued liabilities, and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash and marketable securities are held and invested in high-credit quality financial instruments by recognized financial institutions and therefore subject to minimum credit risk.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
	2017	2016
Customer A (a distribution channel partner)	13%	*
Customer B (a distribution channel partner)	12%	11%

* represents less than 10% of total revenue

As of March 31, 2017, two customers accounted for 18% and 13% of our total gross accounts receivable. As of December 31, 2016, three customers accounted for 15%, 13% and 11% of our total gross accounts receivable.

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in-capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. We adopted the standard in the first quarter of 2017 and elected to account for forfeitures as they occur rather than estimate expected forfeiture. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a contract asset on our balance sheets. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU allows for either full retrospective or modified retrospective adoption. We intend to adopt the standard in the first quarter of 2018 applying the modified retrospective method. While we are continuing to assess all potential impacts of the new standard, we currently do not believe this standard will have a material impact on revenue recognized in our condensed consolidated financial statements. We are in the process of evaluating both the impact of capitalizing and amortizing incremental customer acquisition costs and the disclosure requirements relating to this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,500	$6	$(7)	$11,499	$12,499	$9	$—	$12,508
Corporate securities	48,433	8	(32)	48,409	42,765	9	(42)	42,732
U.S. Treasury and agency securities	5,191	—	(10)	5,181	5,190	—	(14)	5,176
Commercial paper	7,977	—	—	7,977	11,470	1	(2)	11,469
Asset-backed securities	12,540		(11)	12,529	13,493	—	(6)	13,487
	$85,641	$14	$(60)	$85,595	$85,417	$19	$(64)	$85,372

During the three months ended March 31, 2017, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$54,672	$54,657
Mature in 1 - 3 years	30,969	30,938
	$85,641	$85,595

All available-for-sale securities have been classified as current based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

As of March 31, 2017	Fair Value	Gross Unrealized Losses
Certificates of deposit	$3,493	$(7)
Corporate securities	32,236	(32)
U.S. Treasury and agency securities	5,181	(10)
Commercial paper	5,482	—
Asset-backed securities	12,530	(11)
	$58,922	$(60)

As of December 31, 2016	Fair Value	Gross Unrealized Losses
Corporate securities	$28,537	$(42)
U.S. Treasury and agency securities	5,176	(14)
Commercial paper	8,974	(2)
Asset-backed securities	10,664	(6)
	$53,351	$(64)

As of March 31, 2017, no marketable securities were in a continuous unrealized loss position for more than twelve months. Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2017 and 2016.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$20,290	$—	$—	$20,290	$18,672	$—	$—	$18,672
Cash equivalents	10,290	—	—	10,290	10,303	—	—	10,303
Certificates of deposit	—	11,499	—	11,499	—	12,508	—	12,508
Corporate securities	—	48,409	—	48,409	—	42,732	—	42,732
U.S. Treasury and agency securities	—	5,181	—	5,181	—	5,176	—	5,176
Commercial paper	—	7,977	—	7,977	—	11,469	—	11,469
Asset-backed securities	—	12,529	—	12,529	—	13,487	—	13,487
	$30,580	$85,595	$—	$116,175	$28,975	$85,372	$—	$114,347

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2017 and 2016.

3. Condensed Consolidated Financial Statement Details

Inventory

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$7,379	$6,669
Finished goods	9,130	8,401
Total inventory	$16,509	$15,070

Property and Equipment, net

	Useful Life	March 31, 2017	December 31, 2016
	(in years)	(in thousands)
Equipment	1-3	$43,530	$41,815
Software	1-3	3,816	3,801
Furniture and fixtures	1-3	865	865
Leasehold improvements	2-8	2,724	2,724
Construction in progress		—	258
Property and equipment, gross		50,935	49,463
Less: accumulated depreciation		(42,804)	(41,244)
Property and equipment, net		$8,131	$8,219

Depreciation expense on property and equipment was $1.8 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill as of March 31, 2017 and December 31, 2016 was $1.3 million.

Purchased intangible assets, net, consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(758)	$4,292	$5,050	$(505)	$4,545
Patents	2,936	(956)	1,980	2,936	(848)	2,088
Total	$7,986	$(1,714)	$6,272	$7,986	$(1,353)	$6,633

Amortization expense related to purchased intangible assets was $0.4 million and $33,000 for the three months ended March 31, 2017 and 2016, respectively. Purchased intangible assets are amortized over a remaining weighted average useful life of 4.4 years.

Future amortization expense for purchased intangible assets as of March 31, 2017 is as follows (in thousands):

Fiscal Year
Remainder of 2017	$1,082
2018	1,442
2019	1,442
2020	1,442
2021	864
$6,272

Accrued Liabilities

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$20,852	$22,326
Accrued tax liabilities	2,894	3,340
Other	6,141	5,859
Total accrued liabilities	$29,887	$31,525

Deferred Revenue

	March 31, 2017	December 31, 2016
	(in thousands)
Deferred revenue:
Products	$3,355	$4,182
Services	89,750	88,726
Total deferred revenue	93,105	92,908
Less: current portion	(58,780)	(61,334)
Non-current portion	$34,325	$31,574

4. Credit Facility

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank ("SVB"), as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit subfacility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings have involved, and may involve, claims that are subject to substantial uncertainties and unascertainable damages. Accordingly, except as disclosed, we have not established reserves or ranges of possible loss related to these proceedings, if any, as at this time in the proceedings the matters do not relate to a probable loss and/or amounts that can be reasonably estimated.

On January 29, 2015, the Company, the members of our Board of Directors, our former Chief Financial Officer, and the underwriters of our March 21, 2014 initial public offering ("IPO") were named as defendants in a putative class action lawsuit alleging violations of the federal Securities Act of 1933 filed in the Superior Court of the State of California, County of Santa Clara, captioned City of Warren Police and Fire Retirement System v. A10 Networks, Inc., et al., 1-15-CV-276207.  Several substantially identical lawsuits were subsequently filed in the same court, bringing the same claims against the same defendants, captioned Arkansas Teacher Retirement System v. A10 Networks, Inc., et al., 1-15-CV-278575 (filed March 25, 2015) and Kaveny v. A10 Networks, Inc., et al., 1-15-CV-279006 (filed April 6, 2015). On May 29, 2015, the aforementioned putative class actions were consolidated under the caption In re A10 Networks, Inc. Shareholder Litigation, 1-15-CV-276207.

 On April 6, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action and providing that we will make a payment of $0.8 million, net of the expected proceeds of insurance policies. The parties subsequently executed a stipulation of settlement, dated June 30, 2016, and filed a motion with the Court seeking preliminary approval of the settlement, which was granted on September 15, 2016. The payment was made in October 2016. Following a February 24, 2017 hearing, the Court on March 2, 2017 issued an order granting final approval of the parties’ settlement, as well as lead counsel’s motion for an award of attorneys’ fees. The settlement released all claims asserted against all defendants and included the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them.

On June 24, 2015, our directors and certain of our officers were named as defendants in a putative derivative lawsuit filed in the Superior Court of the State of California, County of Santa Clara, captioned Hornung v. Chen, et al., 1-15-CV-282286 (the “Derivative Action”). We were also named as a nominal defendant. The complaint sought to allege breaches of fiduciary duties and other related claims, arising out of allegations that our officers and directors caused us to infringe patents and intellectual property, improperly approved the settlement of prior litigation, failed to adopt and implement effective internal controls, and caused us to issue false and misleading statements in connection with our IPO. Plaintiff sought unspecified compensatory damages and other equitable relief. On May 24, 2016, all parties entered into a memorandum of understanding reflecting an agreement in principle to settle all claims against all defendants asserted in the action, which provides that we implement certain corporate governance measures following final settlement approval. The parties subsequently executed a stipulation of settlement, dated August 26, 2016, and filed a motion with the Court seeking preliminary approval of the settlement. On November 22, 2016, the Court issued an order preliminarily approving the settlement. Following a February 24, 2017 hearing, the Court on March 1, 2017 issued an order granting final approval of the parties’ settlement, as well as plaintiff’s counsel’s motion for an award of attorneys’ fees. The settlement released all claims asserted against all defendants and included the dismissal of all claims against all defendants without any liability or wrongdoing attributed to them.

Lease Commitments

We lease various operating spaces in the United States, Asia, and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2022. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

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

6. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. A maximum of 8,310,566 shares may become available from such awards granted under the 2008 Plan for issuance under the 2014 Plan.

As of December 31, 2016, we had 4,241,980 shares available for future grant. Annually, the shares authorized for the 2014 Plan increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2017, the number of shares in the 2014 Plan was increased by 3,394,376 shares, representing 5% of the prior year end’s common stock outstanding. In addition, 266,799 shares granted under the 2008 Plan that had been canceled, forfeited or repurchased during the year ended December 31, 2016 became available for issuance under the 2014 Plan.

As of March 31, 2017, we had 7,129,441 shares available for future grant plus an additional approximately 49,000 shares granted under the 2008 Plan that have been canceled, forfeited or repurchased during the three months ended March 31, 2017.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "2014 Purchase Plan") provides for twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower.  If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits.

As of March 31, 2017, we had 4,104,060 shares available for future issuance under the 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation by type of award:
Stock options	$819	$1,100
Stock awards	2,949	2,960
Employee stock purchase plan	548	552
	$4,316	$4,612

Stock-based compensation by category of expense:
Cost of revenue	$283	$365
Sales and marketing	1,536	2,085
Research and development	1,664	1,431
General and administrative	833	731
	$4,316	$4,612

As of March 31, 2017, we had $40.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.4 years.

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	*	4.9
Risk-free interest rate	*	1.42%
Volatility	*	49%
Dividend rate	*	—%
__________________________________________
* We did not grant stock options during the three months ended March 31, 2017.

There were no employee stock purchase rights granted during the three months ended March 31, 2017 and 2016.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	7,868	$4.82
Granted	—	—
Exercised	(728)	$2.84
Canceled (1)	(120)	$6.82
Outstanding as of March 31, 2017	7,020	$5.00	6.2	$30,187
Vested and exercisable as of March 31, 2017	5,247	$4.87	5.6	$23,268
__________________________________________

(1)	Includes 49,000 shares of canceled stock options from the 2008 Plan that were added to the 2014 Plan.

As of March 31, 2017, the aggregate intrinsic value represents the excess of the closing price of our common stock of $9.15 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options (in thousands, except weighted-average fair value):

	Three Months Ended March 31,
	2017	2016
Fair value of options granted	*	$1,603
Weighted-average fair value of options granted	*	$2.38
Intrinsic value of options exercised	$4,708	$421
__________________________________________
* We did not grant stock options during the three months ended March 31, 2017.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of March 31, 2017.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. These PSUs are subject to service condition vesting requirements with 25% of the PSUs that become eligible to vest upon achievement of the performance targets scheduled to vest on each of the first, second, third and fourth year anniversary following February 2016. Actual performance resulted in participants achieving 80% of target, or approximately 0.4 million shares, of which approximately 0.1 million shares vested in February 2017.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. These PSUs are subject to service condition vesting requirements with scheduled vesting dates March 2017 through June 2018 to the extent they become eligible to vest upon achievement of the performance targets. None of these PSUs were vested as of March 31, 2017.

In March 2017, we granted 395,383 PSUs with certain financial targets. These PSUs will vest between ranges of 0% and 150% based on the actual performance, and are subject to service condition vesting requirements with 25% of the PSUs that become eligible to vest upon achievement of the performance targets scheduled to vest on each of the first, second, third and fourth year anniversary following February 2017. None of these PSUs were vested as of March 31, 2017.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	5,959	$5.81
Granted	1,092	$9.24
Released	(657)	$5.68
Canceled	(247)	$6.78
Outstanding as of March 31, 2017	6,147	$6.40	1.7	$56,249

The aggregate intrinsic value of outstanding awards is calculated based on the closing price of our common stock of $9.15 on March 31, 2017.

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $6.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Stock Repurchase Program

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. As of March 31, 2017, we had $18.2 million remaining authorized to purchase shares.

There were no stock repurchases during the three months ended March 31, 2017.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three months ended March 31, 2017 and 2016, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options, RSUs and employee stock purchase rights	13,478	11,050
Common stock subject to repurchase	8	45
	13,486	11,095

8. Income Taxes

We recorded income tax expense of $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2017. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.4 million and $3.3 million of unrecognized tax benefits as of March 31, 2017 and December 31, 2016, respectively. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in our condensed consolidated statements of operations.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2004 through the current period. We are currently under examination by the Internal Revenue Service for our 2015 and 2014 tax returns.

9. Geographic Information

The following table is a summary of revenue by geographic regions based on ship to location (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$30,656	$29,600
Japan	13,079	10,885
Asia Pacific, excluding Japan	10,241	6,731
EMEA	5,208	5,067
Other	1,102	1,521
Total revenue	$60,286	$53,804

Our long-lived assets which include property and equipment, net and intangible assets, net is primarily located in the United States. No other geographic regions comprised 10% or more of our long-lived assets as of March 31, 2017 and December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations ("MD&A") should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	costs associated with defending intellectual property infringement and other claims, if any;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of existing and future litigation, if any;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies; and

•	our ability to effectively integrate operations of entities we have acquired or may acquire.
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

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six advanced application delivery and security products; Application Delivery Controllers (“ADC”), Lightning Application Delivery Service (“Lightning ADS”), Carrier Grade Network Address Translation (“CGN”), Threat Protection System (“TPS”), SSL Insight (“SSLi”) and Convergent Firewall (“CFW”). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2017, we had sold products to approximately 5,600 customers across 82 countries.

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

During the first quarter of 2017, 51% of our total revenue was generated from the United States, 22% from Japan and 27% from other geographical regions. During the first quarter of 2016, 55% of our total revenue was generated from the United States, 20% from Japan and 25% from other geographical regions. Our enterprise customers accounted for 55% and 60% of our total revenue during the first quarter of 2017 and 2016, respectively. Our service provider customers accounted for 45% and 40% of our total revenue during the first quarter of 2017 and 2016, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. During the first quarter of 2017 and 2016, purchases from our ten largest end-customers accounted for 49% and 38%, respectively, of our total revenue. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2017, we had $30.6 million of cash and cash equivalents and $85.6 million of marketable securities. Cash generated by operating activities was $0.5 million during the first quarter of 2017 as compared to $10.4 million during the same period of 2016.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,706	65.9%	$36,374	67.6%	$3,332	9%
Services	20,580	34.1	17,430	32.4	3,150	18%
Total revenue	60,286	100.0	53,804	100.0	6,482	12%
Cost of revenue:
Products	9,784	16.2	8,698	16.2	1,086	12%
Services	4,360	7.3	4,529	8.4	(169)	(4)%
Total cost of revenue	14,144	23.5	13,227	24.6	917	7%
Gross profit	46,142	76.5	40,577	75.4	5,565	14%
Operating expenses:
Sales and marketing	26,263	43.5	26,768	49.8	(505)	(2)%
Research and development	17,042	28.3	14,777	27.5	2,265	15%
General and administrative	7,161	11.9	6,661	12.4	500	8%
Litigation and settlement expense	—	—	1,791	3.3	(1,791)	(100)%
Total operating expenses	50,466	83.7	49,997	92.9	469	1%
Loss from operations	(4,324)	(7.2)	(9,420)	(17.5)	5,096	(54)%
Other income (expense), net:
Interest expense	(44)	(0.1)	(126)	(0.2)	82	(65)%
Interest and other income (expense), net	842	1.4	215	0.4	627	292%
Total other income (expense), net	798	1.3	89	0.2	709	797%
Loss before income taxes	(3,526)	(5.9)	(9,331)	(17.3)	5,805	(62)%
Provision for income taxes	374	0.6	204	0.4	170	83%
Net loss	$(3,900)	(6.5)%	$(9,535)	(17.7)%	$5,635	(59)%

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

We generate services revenue from sales of post-contract support (“PCS”), which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-released basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,706	66%	$36,374	68%	$3,332	9%
Services	20,580	34	17,430	32	3,150	18%
Total revenue	$60,286	100%	$53,804	100%	$6,482	12%
Revenue by geographic region:
United States	$30,656	51%	$29,600	55%	$1,056	4%
Japan	13,079	22	10,885	20	2,194	20%
Asia Pacific, excluding Japan	10,241	17	6,731	13	3,510	52%
EMEA	5,208	8	5,067	9	141	3%
Other	1,102	2	1,521	3	(419)	(28)%
Total revenue	$60,286	100%	$53,804	100%	$6,482	12%

Total revenue increased $6.5 million, or 12%, during the first quarter of 2017 as compared to the same period of 2016. This increase was comprised of a $3.3 million increase in products revenue and a $3.2 million increase in services revenue. Revenue from enterprise and service provider customers increased 2% and 27%, respectively, during the first quarter of 2017 as compared to the same period of 2016.

Products revenue increased $3.3 million, or 9%, during the first quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to increases from Japan and Asia Pacific excluding Japan, partially offset by decreases from the United States and EMEA.

Services revenue increased $3.2 million, or 18%, during the first quarter of 2017 as compared to the same period of 2016. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base. During the first quarter of 2017, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 16% as compared to the same measure during the first quarter of 2016.

During the first quarter of 2017, $30.7 million, or 51% of total revenue, was generated from the United States, which represents a 4% increase as compared to the same period of 2016. The increase was primarily due to higher services revenue attributable to the increase in PCS sales in connection with our increased installed customer base.

During the first quarter of 2017, $13.1 million, or 22% of total revenue, was generated from Japan, which represents a 20% increase as compared to the same period of 2016. The increase was primarily due to higher products revenue and higher services revenue from PCS sales in connection with renewals.

During the first quarter of 2017, $10.2 million, or 17% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 52% increase as compared to the same period of 2016. The increase was primarily due to higher products revenue.

During the first quarter of 2017, $5.2 million, or 8% of total revenue, was generated from EMEA, which represents a 3% increase as compared to the same period of 2016. The increase was primarily due higher services revenue, partially offset by lower products revenue as a result of overall economic weakness and uncertainty in the EMEA markets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue

Cost of products revenue is primarily comprised of cost of third-party manufacturing services and cost of inventory for the hardware component of our products. Cost of products revenue also includes warehouse personnel costs, shipping costs, inventory write-downs, certain allocated facilities and information technology infrastructure costs, and expenses associated with logistics and quality control.

Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$9,784	$8,698	$1,086	12%
Services	4,360	4,529	(169)	(4)%
Total cost of revenue	$14,144	$13,227	$917	7%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$29,922	75.4%	$27,676	76.1%	$2,246	(0.7)%
Services	16,220	78.8%	12,901	74.0%	3,319	4.8%
Total gross profit	$46,142	76.5%	$40,577	75.4%	$5,565	1.1%

Products gross margin decreased by 1% during the first quarter of 2017 as compared to the same period of 2016 primarily due to unfavorable geographic and product revenue mix. We had more sales from geographic regions and products with lower gross margins in first quarter of 2017 as compared to the same period of 2016.

Services gross margins increased 5% during the first quarter of 2017 as compared to the same period of 2016 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation and settlement expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation. We expect our personnel costs to increase as our business continues to grow and we hire new employees.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$26,263	$26,768	$(505)	(2)%
Research and development	17,042	14,777	2,265	15%
General and administrative	7,161	6,661	500	8%
Litigation and settlement expense	—	1,791	(1,791)	(100)%
Total operating expenses	$50,466	$49,997	$469	1%

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

Sales and marketing expenses decreased $0.5 million, or 2%, during the first quarter of 2017 as compared to the same period of 2016 primarily attributable to a decrease in personnel costs.

However, we expect our sales and marketing expenses to increase in the future as we expand our sales presence in existing countries and into new countries.

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

Research and development expense increased $2.3 million, or 15%, during the first quarter of 2017 as compared to the same period of 2016. This increase was primarily due to a $1.6 million increase in personnel costs due to higher headcount, which includes a $0.2 million increase in stock-based compensation, a $0.3 million increase in depreciation expense, a $0.1 million increase in contractors and consultants, a $0.1 million increase in recruiting and a $0.1 million increase in office expenses.

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

General and administrative expenses increased $0.5 million, or 8%, during the first quarter of 2017 as compared to the same period of 2016 primarily due to an increase in personnel costs.

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

We had no litigation and settlement expense during the first quarter of 2017. Litigation and settlement expense of $1.8 million during the first quarter of 2016 was due to the Class Action and the Derivative Action lawsuits which were settled in the second quarter of 2016.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At March 31, 2017, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial and remained relatively unchanged during the first quarter of 2017 as compared to the same period of 2016.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, increased $0.6 million, or 292%, during the first quarter of 2017 as compared to the same period of 2016 primarily due to a $0.4 million increase in foreign exchange gains and a $0.1 million increase in interest income attributable to increases in our investment in marketable securities.

Provision for Income Taxes

We recorded income tax provision of $0.4 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. The income tax expense primarily consists of foreign taxes and is accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $30.6 million, including $3.9 million held outside the United States in our foreign subsidiaries, and $85.6 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2017, we had working capital of $103.5 million, accumulated deficit of $246.9 million and total stockholders' equity of $88.6 million.

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

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over the next 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. Since the authorization and through March 31, 2017, we repurchased 226,676 shares at a weighted average effective price of $7.92 per share and used approximately $1.8 million of cash. There were no stock repurchases during the three months ended March 31, 2017.

In addition, as described in Note 5. Commitments and Contingencies to the condensed consolidated financial statements, we may be from time to time involved in litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreements

In November 2016, we entered into the 2016 Credit Facility with SVB, as lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$545	$10,438
Investing activities	(980)	(70,704)
Financing activities	2,040	345
Net increase (decrease) in cash and cash equivalents	$1,605	$(59,921)

Cash Flows from Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products and management of working capital investments. Our primary uses of cash from operating activities have been for personnel-related expenditures, manufacturing costs, marketing and promotional expenses and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on our business and our working capital requirements.

During the three months ended March 31, 2017, cash provided by operating activities was $0.5 million, consisting of a net loss of $3.9 million, non-cash charges of $6.2 million and cash decrease resulting from the net change in operating assets and liabilities of $1.8 million. Our non-cash charges consisted primarily of stock-based compensation expense of $4.3 million and depreciation and amortization expenses of $2.2 million. The net change in our operating assets and liabilities primarily reflects an outflow from the changes in inventory of $2.2 million, prepaid expenses and other assets of $1.7 million, accounts payable of $1.6 million and accrued liabilities of $1.6 million, and an inflow from the changes in accounts receivable of $5.2 million and deferred revenue of $0.2 million.

The decrease in accounts receivable was primarily due to improved cash collections. The increase in inventory was primarily due to the inventory build-up for anticipated future demand. The increase in prepaid expenses and other assets was primarily due to prepaid insurance and software subscriptions. The decrease in accounts payable was primarily due to the timing of vendor invoice payments. The decrease in accrued liabilities was primarily due to the payments of accrued bonuses and commissions. The increase in deferred revenue was primarily due to increased PCS sales in connection with a higher installed customer base.

During the three months ended March 31, 2016, cash provided by operating activities was $10.4 million, consisting of a net loss of $9.5 million, non-cash charges of $6.8 million and cash increase resulting from the net change in operating assets and liabilities of $13.2 million. Our non-cash charges consisted primarily of stock-based compensation expense of $4.6 million and depreciation and amortization expenses of $1.9 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $15.6 million, deferred revenue of $2.0 million and inventory of $0.8 million, and an outflow from the changes in accounts payable and accrued liabilities of $4.2 million and prepaid expenses and other assets of $1.2 million.

The decrease in accounts receivable was primarily due to improved cash collections. The increase in deferred revenue was due to increase in PCS sales in connection with our increasing installed customer base. The decrease in accounts payable and accrued liabilities was primarily attributable to a decrease in accrued compensation costs largely due to the payments of accrued bonuses and commissions and the timing of vendor invoice payments.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash used in investing activities was $1.0 million, primarily consisting of purchases of property and equipment of $0.7 million and net purchases of marketable securities of $0.3 million.

During the three months ended March 31, 2016, cash used in investing activities was $70.7 million, primarily consisting of net purchases in marketable securities of $69.3 million and purchases of property and equipment of $1.4 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2017 and 2016, cash provided by financing activities was $2.0 million and $0.3 million, respectively, primarily consisting of proceeds from common stock issuance under our equity incentive plan.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2017 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest and other income (expense), net in the condensed consolidated statements of operations. A significant fluctuation in the exchange rates between our subsidiaries' local currencies, especially the Japanese yen, British Pound and Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

We recorded $0.5 million and $0.1 million foreign exchange gains during the three months ended March 31, 2017 and 2016, respectively. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of March 31, 2017, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At March 31, 2017, our investment portfolio included marketable securities with an aggregate fair market value of $85.6 million and amortized cost basis of $85.6 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2017 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2017	50 BPS	100 BPS	150 BPS
Marketable securities	$86,308	$86,115	$85,857	$85,595	$85,334	$85,072	$84,811

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5. Commitments and Contingencies to the condensed consolidated financial statements regarding our legal proceedings.

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

We experienced net losses for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We expect to continue to invest significantly in these areas in the future. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 49%, 35% and 33% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 45%, 41% and 45% of our total revenue during the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, approximately 49%, 48% and 46% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.5 million favorable for the three months ended March 31, 2017 and $1.6 million unfavorable for the year ended December 31, 2016. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

We discovered that trial software was inadvertently available for download by any international user and, on limited occasions, was downloaded by individuals located in a U.S. sanctioned country. We implemented corrective actions and filed a Voluntary Self Disclosure in February 2017 with the U.S. Department of Commerce and U.S. Department of Treasury regarding these technical violations. Both agencies closed their review without any fines or penalties.

While the U.S. Department of Commerce has closed its review without any fines or penalties, we are awaiting a response from the U.S. Department of Treasury. We do not believe the potential imposition of any fines by the U.S. government would be material to us.

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

•
examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regards to positions taken on tax filings, including the current examination by the Internal Revenue Service of our 2015 and 2014 tax returns.

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

Our executive officers and directors, together with affiliated entities, own 36.9% of our outstanding common stock as of March 31, 2017. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering (“IPO”) in March 2014. In January 2015, several substantially identical lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers (which actions were consolidated on May 29, 2015) and in June 2015, a related shareholder derivative action was filed. Both the consolidated securities law action and the derivative action were settled in 2016 and dismissed in Q1 2017. Any future securities litigation, including any related shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2017, there were approximately 5.2 million vested and exercisable options to purchase our common stock, in addition to the 69.3 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2017 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Date: May 4, 2017

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2017

By: /s/ Shiva Natarajan
Shiva Natarajan
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Transition Letter, dated March 29, 2017, by and between the Registrant and Greg Straughn.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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