Form 10-Q
period 2017-06-30
A10 Networks, Inc.
filed 2017-08-03
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
(Address of Principal Executive Offices and Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
As of July 26, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 70,766,245.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$46,385	$28,975
Marketable securities	85,773	85,372
Accounts receivable, net of allowances of $2,476 and $3,619, respectively	41,370	66,755
Inventory	15,385	15,070
Prepaid expenses and other current assets	7,336	5,137
Total current assets	196,249	201,309
Property and equipment, net	8,266	8,219
Goodwill and intangible assets	7,218	7,940
Other non-current assets	4,930	3,870
Total assets	$216,663	$221,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,318	$9,851
Accrued liabilities	25,396	31,525
Deferred revenue	61,840	61,334
Total current liabilities	95,554	102,710
Deferred revenue, non-current	30,671	31,574
Other non-current liabilities	794	988
Total liabilities	127,019	135,272
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 70,573 and 67,873 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	344,817	328,869
Accumulated other comprehensive loss	(46)	(45)
Accumulated deficit	(255,128)	(242,759)
Total stockholders' equity	89,644	86,066
Total liabilities and stockholders' equity	$216,663	$221,338

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Products	$32,100	$38,797	$71,806	$75,171
Services	21,589	18,333	42,169	35,763
Total revenue	53,689	57,130	113,975	110,934
Cost of revenue:
Products	8,070	9,804	17,854	18,502
Services	4,623	4,405	8,983	8,934
Total cost of revenue	12,693	14,209	26,837	27,436
Gross profit	40,996	42,921	87,138	83,498
Operating expenses:
Sales and marketing	25,561	26,773	51,824	53,541
Research and development	16,490	14,486	33,532	29,263
General and administrative	6,989	7,230	14,150	13,891
Litigation and settlement expense	—	202	—	1,993
Total operating expenses	49,040	48,691	99,506	98,688
Loss from operations	(8,044)	(5,770)	(12,368)	(15,190)
Other income (expense), net:
Interest expense	(64)	(126)	(108)	(252)
Interest and other income (expense), net	(26)	1,020	816	1,235
Total other income (expense), net	(90)	894	708	983
Loss before income taxes	(8,134)	(4,876)	(11,660)	(14,207)
Provision for income taxes	135	59	509	263
Net loss	$(8,269)	$(4,935)	$(12,169)	$(14,470)
Net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.18)	$(0.22)
Weighted-average shares used in computing net loss per share:
Basic and diluted	69,770	64,861	69,173	64,584

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,269)	$(4,935)	$(12,169)	$(14,470)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	32	(1)	88
Comprehensive loss	$(8,269)	$(4,903)	$(12,170)	$(14,382)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,169)	$(14,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,332	3,717
Stock-based compensation	9,279	8,481
Other non-cash items	386	1,051
Changes in operating assets and liabilities:
Accounts receivable, net	25,071	17,535
Inventory	(2,214)	2,846
Prepaid expenses and other assets	(3,196)	(479)
Accounts payable	(1,810)	(2,668)
Accrued liabilities	(5,544)	348
Deferred revenue	(397)	2,960
Other	33	(65)
Net cash provided by operating activities	13,771	19,256
Cash flows from investing activities:
Purchases of marketable securities	(47,074)	(92,682)
Proceeds from sales and maturities of marketable securities	46,542	7,609
Payment for acquisition	—	(4,380)
Purchases of property and equipment	(1,513)	(2,588)
Net cash used in investing activities	(2,045)	(92,041)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	7,207	3,350
Repurchase and retirement of common stock	(816)	—
Payment of contingent consideration	(650)	—
Other	(57)	(50)
Net cash provided by financing activities	5,684	3,300
Net increase (decrease) in cash and cash equivalents	17,410	(69,485)
Cash and cash equivalents - beginning of period	28,975	98,117
Cash and cash equivalents - end of period	$46,385	$28,632
Non-cash investing and financing activities:
Common stock issued under asset purchase agreement	$—	$1,313
Inventory transfers to property and equipment	$1,899	$1,112
Purchases of property and equipment included in accounts payable	$440	$428

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our product portfolio consists of six advanced application delivery and security products: Application Delivery Controllers (“ADC”), Lightning Application Delivery Service (“Lightning ADS”), Carrier Grade Network Address Translation (“CGN”), Threat Protection System (“TPS”), SSL Insight (“SSLi”) and Convergent Firewall (“CFW”). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash, cash equivalents and marketable securities are held and invested in high-credit quality financial instruments by recognized financial institutions and therefore subject to minimum credit risk.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A (a distribution channel partner)	10%	*	11%	*
Customer B (a distribution channel partner)	*	11%	*	11%
Customer C (a direct customer)	*	10%	*	*

* represents less than 10% of total revenue

As of June 30, 2017, one customer accounted for 15% of our total gross accounts receivable. As of December 31, 2016, three customers accounted for 15%, 13% and 11% of our total gross accounts receivable.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a contract asset on our balance sheets. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The ASU allows for either full retrospective or modified retrospective adoption. We intend to adopt the standard in the first quarter of 2018 applying the modified retrospective method. While we are continuing to assess all potential impacts of the new standard, we currently do not believe this standard will have a material impact on revenue recognized in our condensed consolidated financial statements. We are in the process of evaluating both the impact of capitalizing and amortizing incremental customer acquisition costs, such as sales commissions on our service contracts, and the disclosure requirements relating to this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard is effective prospectively for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The amendments will be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,500	$4	$(1)	$13,503	$12,499	$9	$—	$12,508
Corporate securities	42,516	5	(31)	42,490	42,765	9	(42)	42,732
U.S. Treasury and agency securities	3,493	—	(12)	3,481	5,190	—	(14)	5,176
Commercial paper	9,463	2	(1)	9,464	11,470	1	(2)	11,469
Asset-backed securities	16,847	—	(12)	16,835	13,493	—	(6)	13,487
	$85,819	$11	$(57)	$85,773	$85,417	$19	$(64)	$85,372

During the six months ended June 30, 2017 and 2016, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2017 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$50,898	$50,881
Mature in 1 - 3 years	34,921	34,892
	$85,819	$85,773

All available-for-sale securities have been classified as current based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$3,499	$(1)	$—	$—	$3,499	$(1)
Corporate securities	30,063	(25)	1,498	(6)	31,561	(31)
U.S. Treasury and agency securities	3,480	(12)	—	—	3,480	(12)
Commercial paper	4,984	(1)	—	—	4,984	(1)
Asset-backed securities	16,835	(12)	—	—	16,835	(12)
	$58,861	$(51)	$1,498	$(6)	$60,359	$(57)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$28,537	$(42)	$—	$—	$28,537	$(42)
U.S. Treasury and agency securities	5,176	(14)	—	—	5,176	(14)
Commercial paper	8,974	(2)	—	—	8,974	(2)
Asset-backed securities	10,664	(6)	—	—	10,664	(6)
	$53,351	$(64)	$—	$—	$53,351	$(64)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2017 and 2016.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$36,050	$—	$—	$36,050	$18,672	$—	$—	$18,672
Cash equivalents	10,335	—	—	10,335	10,303	—	—	10,303
Certificates of deposit	—	13,503	—	13,503	—	12,508	—	12,508
Corporate securities	—	42,490	—	42,490	—	42,732	—	42,732
U.S. Treasury and agency securities	—	3,481	—	3,481	—	5,176	—	5,176
Commercial paper	—	9,464	—	9,464	—	11,469	—	11,469
Asset-backed securities	—	16,835	—	16,835	—	13,487	—	13,487
	$46,385	$85,773	$—	$132,158	$28,975	$85,372	$—	$114,347

There were no transfers between Level 1 and Level 2 fair value measurement categories during the six months ended June 30, 2017 and 2016.

3. Condensed Consolidated Financial Statement Details

Inventory

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$6,795	$6,669
Finished goods	8,590	8,401
Total inventory	$15,385	$15,070

Property and Equipment, Net

	Useful Life	June 30, 2017	December 31, 2016
	(in years)	(in thousands)
Equipment	1-3	$45,252	$41,815
Software	1-3	3,824	3,801
Furniture and fixtures	1-3	865	865
Leasehold improvements	2-8	2,775	2,724
Construction in progress		—	258
Property and equipment, gross		52,716	49,463
Less: accumulated depreciation		(44,450)	(41,244)
Property and equipment, net		$8,266	$8,219

Depreciation expense on property and equipment was $1.8 million each for the three months ended June 30, 2017 and 2016, and $3.6 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill as of June 30, 2017 and December 31, 2016 was $1.3 million.

Purchased intangible assets, net, consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(1,010)	$4,040	$5,050	$(505)	$4,545
Patents	2,936	(1,065)	1,871	2,936	(848)	2,088
Total	$7,986	$(2,075)	$5,911	$7,986	$(1,353)	$6,633

Amortization expense related to purchased intangible assets was $0.4 million and $33,000 for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Purchased intangible assets are amortized over a remaining weighted average useful life of 4.1 years.

Future amortization expense for purchased intangible assets as of June 30, 2017 is as follows (in thousands):

Fiscal Year
Remainder of 2017	$721
2018	1,442
2019	1,442
2020	1,442
2021	864
$5,911

Accrued Liabilities

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$18,968	$22,326
Accrued tax liabilities	1,787	3,340
Other	4,641	5,859
Total accrued liabilities	$25,396	$31,525

Deferred Revenue

	June 30, 2017	December 31, 2016
	(in thousands)
Deferred revenue:
Products	$3,319	$4,182
Services	89,192	88,726
Total deferred revenue	92,511	92,908
Less: current portion	(61,840)	(61,334)
Non-current portion	$30,671	$31,574

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

5. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to intellectual property matters. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2022. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

Guarantees and Indemnifications

In the normal course of business, we provide indemnifications to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Other guarantees or indemnification arrangements include guarantees of product and service performance, and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

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

As of December 31, 2016, we had 4,241,980 shares available for future grant. Annually, the shares authorized for the 2014 Plan increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2017, the number of shares in the 2014 Plan increased by 3,394,376 shares, representing 5% of the prior year end’s common stock outstanding. In addition, 266,799 shares granted under the 2008 Plan that had been canceled, forfeited or repurchased during the year ended December 31, 2016 became available for issuance under the 2014 Plan.

As of June 30, 2017, we had 5,927,133 shares available for future grant plus an additional 81,188 shares granted under the 2008 Plan that have been canceled, forfeited or repurchased during the six months ended June 30, 2017.

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

Employees purchased 524,101 shares at an average price of $6.49 and 552,554 shares at an average price of $3.88 for the six months ended June 30, 2017 and 2016, respectively. The intrinsic value of shares purchased during the six months ended June 30, 2017 and 2016 was $0.9 million and $1.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of June 30, 2017, we had 3,579,959 shares available for future issuance under the 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation by type of award:
Stock options	$791	$1,081	$1,610	$2,181
Stock awards	3,351	3,423	6,300	6,383
Employee stock purchase plan	821	(635)	1,369	(83)
	$4,963	$3,869	$9,279	$8,481

Stock-based compensation by category of expense:
Cost of revenue	$382	$224	$665	$589
Sales and marketing	1,888	1,732	3,424	3,817
Research and development	1,823	1,090	3,487	2,521
General and administrative	870	823	1,703	1,554
	$4,963	$3,869	$9,279	$8,481

As of June 30, 2017, we had $47.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.6 years.

The fair value of the options was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	4.7	*	4.7	4.9
Risk-free interest rate	1.74%	*	1.74%	1.42%
Volatility	42%	*	42%	49%
Dividend rate	—%	*	—%	—%

* We did not grant stock options during the three months ended June 30, 2016.

The fair value of the employee stock purchase rights was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2017	2016
Expected term (in years)	1.3	1.3
Risk-free interest rate	1.12%	0.65%
Volatility	38%	43%
Dividend rate	—%	—%

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	7,868	$4.82
Granted	135	$8.42
Exercised	(1,130)	$3.37
Canceled (1)	(350)	$6.38
Outstanding as of June 30, 2017	6,523	$5.07	5.7	$23,134
Vested and exercisable as of June 30, 2017	5,097	$4.93	5.1	$18,819

(1)	Includes 81,188 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of June 30, 2017, the aggregate intrinsic value represents the excess of the closing price of our common stock of $8.44 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options (in thousands, except weighted-average fair value):

	Six Months Ended June 30,
	2017	2016
Fair value of options granted	$426	$1,603
Weighted-average fair value of options granted	$3.15	$2.38
Intrinsic value of options exercised	$6,429	$832

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of June 30, 2017.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance resulted in participants achieving 80% of target, or approximately 414,000 shares, which will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of June 30, 2017, 12,128 shares had vested, 12,128 shares were forfeited, and the remaining shares were unvested and are eligible to vest based on achievement of performance targets.
In March 2017, we granted 395,383 PSUs with certain financial targets. These PSUs will vest between ranges of 0% and 150% based on the actual performance, and are subject to service condition vesting requirements with 25% of the PSUs that become eligible to vest upon achievement of the performance targets scheduled to vest on each of the first, second, third and fourth year anniversaries following February 2017. None of these PSUs were vested as of June 30, 2017.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	5,959	$5.81
Granted	2,732	$8.73
Released	(1,133)	$6.13
Canceled	(623)	$5.64
Outstanding as of June 30, 2017	6,935	$6.92	1.8	$58,533

The aggregate intrinsic value of outstanding awards is calculated based on the closing price of our common stock of $8.44 on June 30, 2017.

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $10.2 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

During the six months ended June 30, 2017, we repurchased 99,735 shares at an average price of $8.18 as a part of a publicly announced program. The repurchased shares were retired upon delivery to us. As of June 30, 2017, we had $17.4 million remaining authorized to repurchase shares.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three and six months ended June 30, 2017 and 2016, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options, RSUs and employee stock purchase rights	12,340	13,567	12,761	11,736
Common stock subject to repurchase	2	28	2	28
	12,342	13,595	12,763	11,764

8. Income Taxes

We recorded income tax expense of $0.1 million each for the three months ended June 30, 2017 and 2016 and $0.5 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of June 30, 2017. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.3 million of unrecognized tax benefits as of June 30, 2017 and December 31, 2016. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table is a summary of revenue by geographic regions based on ship to location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$28,636	$31,345	$59,292	$60,945
Japan	8,406	10,954	21,485	21,838
Asia Pacific, excluding Japan	8,661	7,746	18,902	14,477
EMEA	6,786	5,860	11,994	10,927
Other	1,200	1,225	2,302	2,747
Total revenue	$53,689	$57,130	$113,975	$110,934

Our long-lived assets which include property and equipment, net and intangible assets, net is primarily located in the United States. No other geographic regions comprised 10% or more of our long-lived assets as of June 30, 2017 and December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	costs associated with defending intellectual property infringement and other claims, if any;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in next-generation application delivery and server load balancing solutions;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation, if any;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies; and

•	our ability to effectively integrate operations of entities we have acquired or may acquire.
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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2017, we had sold products to approximately 5,800 customers across 82 countries.

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

During the first half of 2017, 52% of our total revenue was generated from the United States, 19% from Japan and 29% from other geographical regions. During the first half of 2016, 55% of our total revenue was generated from the United States, 20% from Japan and 25% from other geographical regions. Our enterprise customers accounted for 56% and 58% of our total revenue during the first half of 2017 and 2016, respectively. Our service provider customers accounted for 44% and 42% of our total revenue during the first half of 2017 and 2016, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. During the first half of 2017 and 2016, purchases from our ten largest end-customers accounted for 40% and 35% of our total revenue, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases, by or deliveries to, our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2017, we had $46.4 million of cash and cash equivalents and $85.8 million of marketable securities. Cash generated by operating activities was $13.8 million during the first half of 2017 as compared to $19.3 million during the same period of 2016.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we may expand our global sales and marketing organizations, expand our distribution channel partner programs and increase awareness of our solutions on a global basis. Additionally, we will be investing in general and administrative resources to meet the requirements to operate as a public company. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$32,100	59.8%	$38,797	67.9%	$(6,697)	(17)%
Services	21,589	40.2	18,333	32.1	3,256	18%
Total revenue	53,689	100.0	57,130	100.0	(3,441)	(6)%
Cost of revenue:
Products	8,070	15.0	9,804	17.2	(1,734)	(18)%
Services	4,623	8.6	4,405	7.7	218	5%
Total cost of revenue	12,693	23.6	14,209	24.9	(1,516)	(11)%
Gross profit	40,996	76.4	42,921	75.1	(1,925)	(4)%
Operating expenses:
Sales and marketing	25,561	47.7	26,773	46.9	(1,212)	(5)%
Research and development	16,490	30.7	14,486	25.4	2,004	14%
General and administrative	6,989	13.0	7,230	12.6	(241)	(3)%
Litigation and settlement expense	—	—	202	0.3	(202)	(100)%
Total operating expenses	49,040	91.4	48,691	85.2	349	1%
Loss from operations	(8,044)	(15.0)	(5,770)	(10.1)	(2,274)	39%
Other income (expense), net:
Interest expense	(64)	(0.1)	(126)	(0.2)	62	(49)%
Interest and other income (expense), net	(26)	—	1,020	1.8	(1,046)	(103)%
Total other income (expense), net	(90)	(0.1)	894	1.6	(984)	(110)%
Loss before income taxes	(8,134)	(15.1)	(4,876)	(8.5)	(3,258)	67%
Provision for income taxes	135	0.3	59	0.1	76	129%
Net loss	$(8,269)	(15.4)%	$(4,935)	(8.6)%	$(3,334)	68%

	Six Months Ended June 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$71,806	63.0%	$75,171	67.8%	$(3,365)	(4)%
Services	42,169	37.0	35,763	32.2	6,406	18%
Total revenue	113,975	100.0	110,934	100.0	3,041	3%
Cost of revenue:
Products	17,854	15.7	18,502	16.7	(648)	(4)%
Services	8,983	7.9	8,934	8.0	49	1%
Total cost of revenue	26,837	23.6	27,436	24.7	(599)	(2)%
Gross profit	87,138	76.4	83,498	75.3	3,640	4%
Operating expenses:
Sales and marketing	51,824	45.5	53,541	48.3	(1,717)	(3)%
Research and development	33,532	29.4	29,263	26.4	4,269	15%
General and administrative	14,150	12.4	13,891	12.5	259	2%
Litigation and settlement expense	—	—	1,993	1.8	(1,993)	(100)%
Total operating expenses	99,506	87.3	98,688	89.0	818	1%
Loss from operations	(12,368)	(10.9)	(15,190)	(13.7)	2,822	(19)%
Other income (expense), net:
Interest expense	(108)	(0.1)	(252)	(0.2)	144	(57)%
Interest and other income (expense), net	816	0.7	1,235	1.1	(419)	(34)%
Total other income, net	708	0.6	983	0.9	(275)	(28)%
Loss before income taxes	(11,660)	(10.3)	(14,207)	(12.8)	2,547	(18)%
Provision for income taxes	509	0.4	263	0.2	246	94%
Net loss	$(12,169)	(10.7)%	$(14,470)	(13.0)%	$2,301	(16)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$32,100	60%	$38,797	68%	$(6,697)	(17)%
Services	21,589	40	18,333	32	3,256	18%
Total revenue	$53,689	100%	$57,130	100%	$(3,441)	(6)%
Revenue by geographic region:
United States	$28,636	53%	$31,345	55%	$(2,709)	(9)%
Japan	8,406	16	10,954	19	(2,548)	(23)%
Asia Pacific, excluding Japan	8,661	16	7,746	14	915	12%
EMEA	6,786	13	5,860	10	926	16%
Other	1,200	2	1,225	2	(25)	(2)%
Total revenue	$53,689	100%	$57,130	100%	$(3,441)	(6)%

	Six Months Ended June 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$71,806	63%	$75,171	68%	$(3,365)	(4)%
Services	42,169	37	35,763	32	6,406	18%
Total revenue	$113,975	100%	$110,934	100%	$3,041	3%
Revenue by geographic region:
United States	$59,292	52%	$60,945	55%	$(1,653)	(3)%
Japan	21,485	19	21,838	20	(353)	(2)%
Asia Pacific, excluding Japan	18,902	17	14,477	13	4,425	31%
EMEA	11,994	10	10,927	10	1,067	10%
Other	2,302	2	2,747	2	(445)	(16)%
Total revenue	$113,975	100%	$110,934	100%	$3,041	3%

Total revenue decreased by $3.4 million, or 6%, during the second quarter of 2017 as compared to the same period of 2016. This decrease was due to a $6.7 million decrease in products revenue, partially offset by $3.3 million increase in services revenue. Revenue from enterprise and service provider customers decreased 5% and 7%, respectively, in the second quarter of 2017 as compared to the same period of 2016.

Total revenue increased $3.0 million, or 3%, during the first half of 2017 as compared to the same period of 2016. This increase was due to a $6.4 million increase in services revenue, partially offset by a $3.4 million decrease in products revenue primarily attributable to a decline in ADC products revenue. Revenue from service provider and enterprise customers increased 8% and decreased 1%, respectively, during the first half of 2017 as compared to the same period of 2016.

Products revenue decreased $6.7 million, or 17%, and $3.4 million, or 4%, during the second quarter and the first half of 2017, respectively, as compared to the same periods of 2016. The decrease was primarily attributable to decreases from the United States and Japan as a number of deals in our pipeline did not close during the second quarter of 2017.

Services revenue increased $3.3 million, or 18%, and $6.4 million, or 18%, during the second quarter and the first half of 2017, respectively, as compared to the same periods of 2016. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base. During the first half of 2017, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 20% as compared to the same measure during the first half of 2016.

During the second quarter of 2017, $28.6 million, or 53% of total revenue, was generated from the United States, which represents a 9% decrease as compared to the same period of 2016. During the first half of 2017, $59.3 million, or 52% of total revenue, was generated from the United States, which represents a 3% decrease as compared to the same period of 2016. The decrease was primarily due to lower products revenue, partially offset by higher services revenue attributable to the increase in PCS sales in connection with our increased installed customer base.

During the second quarter of 2017, $8.4 million, or 16% of total revenue, was generated from Japan, which represents a 23% decrease as compared to the same period of 2016. During the first half of 2017, $21.5 million, or 19% of total revenue, was generated from Japan, which represents a 2% decrease as compared to the same period of 2016. The decrease was primarily due to lower products revenue, partially offset by higher services revenue from PCS sales in connection with our increased installed customer base.

During the second quarter of 2017, $8.7 million, or 16% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 12% increase as compared to the same period of 2016. During the first half of 2017, $18.9 million, or 17% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 31% increase as compared to the same period of 2016. The increase was primarily due to higher products revenue and to a lesser degree higher services revenue from PCS sales in connection with our increased installed customer base.

During the second quarter of 2017, $6.8 million, or 13% of total revenue, was generated from EMEA, which represents a 16% increase as compared to the same period of 2016. During the first half of 2017, $12.0 million, or 10% of total revenue, was generated from EMEA, which represents a 10% increase as compared to the same period of 2016. The increase was primarily due to higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$8,070	$9,804	$(1,734)	(18)%
Services	4,623	4,405	218	5%
Total cost of revenue	$12,693	$14,209	$(1,516)	(11)%

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$17,854	$18,502	$(648)	(4)%
Services	8,983	8,934	49	1%
Total cost of revenue	$26,837	$27,436	$(599)	(2)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$24,030	74.9%	$28,993	74.7%	$(4,963)	0.2%
Services	16,966	78.6%	13,928	76.0%	3,038	2.6%
Total gross profit	$40,996	76.4%	$42,921	75.1%	$(1,925)	1.3%

	Six Months Ended June 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$53,952	75.1%	$56,669	75.4%	$(2,717)	(0.3)%
Services	33,186	78.7%	26,829	75.0%	6,357	3.7%
Total gross profit	$87,138	76.5%	$83,498	75.3%	$3,640	1.2%

Products gross margin remained relatively unchanged during the second quarter and the first half of 2017 as compared to the same periods of 2016.

Services gross margins increased 2.6% and 3.7% during the second quarter and the first half of 2017 as compared to the same periods of 2016, respectively, primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$25,561	$26,773	$(1,212)	(5)%
Research and development	16,490	14,486	2,004	14%
General and administrative	6,989	7,230	(241)	(3)%
Litigation and settlement expense	—	202	(202)	(100)%
Total operating expenses	$49,040	$48,691	$349	1%

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$51,824	$53,541	$(1,717)	(3)%
Research and development	33,532	29,263	4,269	15%
General and administrative	14,150	13,891	259	2%
Litigation and settlement expense	—	1,993	(1,993)	(100)%
Total operating expenses	$99,506	$98,688	$818	1%

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

Sales and marketing expenses decreased $1.2 million, or 5%, during the second quarter of 2017 as compared to the same period of 2016 primarily attributable to a $1.0 million decrease in business and office expense and a $0.3 million decrease in personnel costs, partially offset by a $0.1 million increase in facilities expense.

Sales and marketing expenses decreased $1.7 million, or 3%, during the first half of 2017 as compared to the same period of 2016 primarily attributable to a $0.8 million decrease in personnel costs, a $0.6 million decrease in business and office expense and a $0.5 million decrease in travel and entertainment, partially offset by a $0.2 million increase in facilities expense.

Sales and marketing expenses may increase in the future as we expand our sales presence in existing countries and into new countries.

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

Research and development expense increased $2.0 million, or 14%, during the second quarter of 2017 as compared to the same period of 2016 primarily attributable to a $1.4 million increase in personnel costs due to higher headcount, which includes a $0.7 million increase in stock-based compensation, a $0.3 million increase in depreciation expense and a $0.3 million increase in contractors and consultants.

Research and development expense increased $4.3 million, or 15%, during the first half of 2017 as compared to the same period of 2016 primarily attributable to a $3.0 million increase in personnel costs due to higher headcount, which includes a $1.0 million increase in stock-based compensation, a $0.7 million increase in depreciation expense and a $0.4 million increase in contractors and consultants.

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

General and administrative expenses decreased $0.2 million, or 3%, during the second quarter of 2017 as compared to the same period of 2016 primarily attributable to a $0.3 million decrease in business and office expense, partially offset by a $0.1 million increase in personnel costs.

General and administrative expenses increased $0.3 million, or 2%, during the first half of 2017 as compared to the same period of 2016 primarily due to a $0.6 million increase in personnel costs, a $0.2 million increase in contractors and consultants and a $0.2 million increase in recruiting costs, partially offset by a $0.6 million decrease in business and office expense.

General and administrative expenses may increase in the future.

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

We had no litigation and settlement expense during the first half of 2017. Litigation and settlement expense of $0.2 million and $2.0 million during the second quarter and the first half of 2016, respectively, was due to the class action and the derivative action lawsuits which were settled in the second quarter of 2016.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At June 30, 2017, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial and remained relatively unchanged during the second quarter and the first half of 2017 as compared to the same periods of 2016.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, decreased $1.0 million, or 103%, during the second quarter of 2017 as compared to the same period of 2016 primarily attributable to decrease in foreign exchange gains.

Interest and other income (expense), net, decreased $0.4 million, or 34%, during the first half of 2017 as compared to the same period of 2016 primarily due to a $0.7 million decrease in foreign exchange gains, partially offset by a $0.2 million increase in interest income attributable to increases in our investment in marketable securities.

Provision for Income Taxes

We recorded income tax provision of $0.1 million each for the three months ended June 30, 2017 and 2016 and $0.5 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, which primarily consisted of foreign taxes. Incomes taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $46.4 million, including $3.9 million held outside the United States in our foreign subsidiaries, and $85.8 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2017, we had working capital of $100.7 million, accumulated deficit of $255.1 million and total stockholders' equity of $89.6 million.

We plan to continue to invest for long-term growth and our investment may increase. We believe that our existing cash and cash equivalents, marketable securities and other available financial resources will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

On October 27, 2016, we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. During the six months ended June 30, 2017, we repurchased 99,735 shares at an average price of $8.18 per share and used approximately $0.8 million of cash. As of June 30, 2017, we had $17.4 million remaining authorized to repurchase shares.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$13,771	$19,256
Investing activities	(2,045)	(92,041)
Financing activities	5,684	3,300
Net increase (decrease) in cash and cash equivalents	$17,410	$(69,485)

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

During the six months ended June 30, 2017, cash provided by operating activities was $13.8 million, consisting of a net loss of $12.2 million, non-cash charges of $14.0 million and cash increase resulting from the net change in operating assets and liabilities of $11.9 million. Our non-cash charges consisted primarily of stock-based compensation expense of $9.3 million and depreciation and amortization expenses of $4.3 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $25.1 million, and an outflow from the changes in accrued liabilities of $5.5 million, prepaid expenses and other assets of $3.2 million, inventory of $2.2 million, accounts payable of $1.8 million and deferred revenue of $0.4 million.

The decrease in accounts receivable was primarily due to improved cash collections. The decrease in accrued liabilities was primarily due to lower accrued bonuses and commissions. The increase in prepaid expenses and other assets was primarily due to prepaid insurance and software subscription renewals. The increase in inventory was primarily due to the inventory build-up for anticipated future demand. The decrease in accounts payable was primarily due to the timing of vendor invoice payments. The decrease in deferred revenue was primarily due to lower contract renewals.

During the six months ended June 30, 2016, cash provided by operating activities was $19.3 million, consisting of a net loss of $14.5 million, non-cash charges of $13.2 million and cash increase resulting from the net change in operating assets and liabilities of a $20.5 million. Our non-cash charges consisted primarily of stock-based compensation expense of $8.5 million, depreciation and amortization expenses of $3.7 million and other non-cash items of $1.1 million. The net changes in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $17.5 million, deferred revenue of $3.0 million and inventory of $2.8 million, and an outflow from the changes in accounts payable of $2.3 million and prepaid expenses and other assets of $0.5 million.

The decrease in accounts receivable was primarily due to improved cash collections. The increase in deferred revenue was due to an increase in PCS sales in connection with our increased installed customer base. The decrease in accounts payable and accrued liabilities was primarily due to the timing of vendor invoice payments.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash used in investing activities was $2.0 million, consisting of purchases of property and equipment of $1.5 million and net purchases of marketable securities of $0.5 million.

During the six months ended June 30, 2016, cash used in investing activities was $92.0 million, consisting of net purchases of marketable securities of $85.1 million, payment for the acquisition of Appcito Inc. of $4.4 million and  purchases of property and equipment of $2.6 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $5.7 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of $7.2 million, partially offset by repurchase and retirement of common stock of $0.8 million and payment of contingent consideration of $0.7 million.

During the six months ended June 30, 2016, cash provided by financing activities was $3.3 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2017 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We recorded $0.2 million and $0.9 million foreign exchange gains during the six months ended June 30, 2017 and 2016, respectively. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of June 30, 2017, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At June 30, 2017, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $85.8 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2017 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2017	50 BPS	100 BPS	150 BPS
Marketable securities	$86,524	$86,292	$86,032	$85,773	$85,513	$85,254	$84,994

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

Cloud-based computing trends present competitive and execution risks.

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions. Also, some of our largest customers are cloud providers that utilize our existing solutions and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model.  Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. Any failure to adapt to these evolving trends may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

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

In certain recent periods, we have added personnel and other resources to our sales and marketing functions, as we focused on growing our business, entering new markets and increasing our market share. We may incur additional expenses by hiring additional sales personnel and expanding our international operations in order to seek revenue growth. The return on these and future investments may be lower, or may be realized more slowly, than we expect, if realized at all. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our growth rates will decline, and our gross margin would likely be adversely affected.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 40%, 35% and 33% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 44%, 41% and 45% of our total revenue during the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, approximately 48%, 48% and 46% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.2 million favorable for the six months ended June 30, 2017 and $1.6 million unfavorable for the year ended December 31, 2016. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addition, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse our products, which may result in loss or a breach of business data, data being inaccessible due to a “ransomware” attack, or other security incidents. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

If any companies or governments that are publicly known to use our platform are the subject of a cyberattack that becomes publicized, our other current or potential channel partners or end-customers may look to our competitors for alternatives to our products. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and end-customer relations issues. To the extent potential end-customers or industry analysts believe that the occurrence of any actual or perceived failure of our products to detect or prevent malware, viruses, worms or similar threats is a flaw or indicates that our products do not provide significant value, our reputation and business could be harmed.

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

Our executive officers and directors, together with affiliated entities, own 35.9% of our outstanding common stock as of June 30, 2017. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2017, there were approximately 5.1 million vested and exercisable options to purchase our common stock, in addition to the 70.6 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2017 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We have, in the past, experienced issues with our internal control over financial reporting. It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Share repurchase activity during the three months ended June 30, 2017 was as follows:

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Beginning repurchase authority				$18,205
Shares repurchased:
April 1, 2017 - April 30, 2017	—	—	—	$18,205
May 1, 2017 - May 31, 2017	49,735	$7.97	49,735	$17,809
June 1, 2017 - June 30, 2017	50,000	$8.39	50,000	$17,390
Total	99,735		99,735

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

Date: August 3, 2017

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2017

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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