Form 10-Q
period 2017-09-30
A10 Networks, Inc.
filed 2017-11-02
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
As of October 25, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 70,751,450.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$39,919	$28,975
Marketable securities	83,973	85,372
Accounts receivable, net of allowances of $2,240 and $3,619, respectively	49,856	66,755
Inventory	15,944	15,070
Prepaid expenses and other current assets	7,045	5,137
Total current assets	196,737	201,309
Property and equipment, net	9,531	8,219
Goodwill and intangible assets	6,858	7,940
Other non-current assets	4,837	3,870
Total assets	$217,963	$221,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,509	$9,851
Accrued liabilities	27,604	31,525
Deferred revenue	59,294	61,334
Total current liabilities	95,407	102,710
Deferred revenue, non-current	31,710	31,574
Other non-current liabilities	1,073	988
Total liabilities	128,190	135,272
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 70,628 and 67,873 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	347,573	328,869
Accumulated other comprehensive loss	(17)	(45)
Accumulated deficit	(257,784)	(242,759)
Total stockholders' equity	89,773	86,066
Total liabilities and stockholders' equity	$217,963	$221,338

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Products	$39,389	$35,275	$111,195	$110,446
Services	22,030	19,793	64,199	55,556
Total revenue	61,419	55,068	175,394	166,002
Cost of revenue:
Products	9,119	8,795	26,973	27,297
Services	4,640	4,153	13,623	13,087
Total cost of revenue	13,759	12,948	40,596	40,384
Gross profit	47,660	42,120	134,798	125,618
Operating expenses:
Sales and marketing	26,930	24,331	78,754	77,872
Research and development	15,997	15,968	49,529	45,231
General and administrative	6,878	6,305	21,028	20,196
Litigation and settlement expense	—	66	—	2,059
Total operating expenses	49,805	46,670	149,311	145,358
Loss from operations	(2,145)	(4,550)	(14,513)	(19,740)
Non-operating income (expense):
Interest expense	(20)	(145)	(128)	(397)
Interest and other income (expense), net	(37)	309	779	1,544
Total non-operating income (expense), net	(57)	164	651	1,147
Loss before income taxes	(2,202)	(4,386)	(13,862)	(18,593)
Provision for income taxes	454	298	963	561
Net loss	$(2,656)	$(4,684)	$(14,825)	$(19,154)
Net loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.21)	$(0.29)
Weighted-average shares used in computing net loss per share:
Basic and diluted	70,705	66,260	69,688	65,146

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,656)	$(4,684)	$(14,825)	$(19,154)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	29	(52)	28	36
Comprehensive loss	$(2,627)	$(4,736)	$(14,797)	$(19,118)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,825)	$(19,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,222	5,919
Stock-based compensation	13,824	13,069
Other non-cash items	930	1,798
Changes in operating assets and liabilities:
Accounts receivable, net	16,049	7,311
Inventory	(3,242)	2,303
Prepaid expenses and other assets	(2,870)	349
Accounts payable	(1,243)	(878)
Accrued liabilities	(3,023)	906
Deferred revenue	(1,904)	10,440
Other	102	(224)
Net cash provided by operating activities	10,020	21,839
Cash flows from investing activities:
Purchases of marketable securities	(69,580)	(109,268)
Proceeds from sales and maturities of marketable securities	70,866	23,787
Payment for acquisition	—	(4,380)
Purchases of property and equipment	(4,223)	(4,256)
Purchase of intangible asset	—	(1,500)
Net cash used in investing activities	(2,937)	(95,617)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	7,665	7,116
Repurchases and retirement of common stock	(3,071)	—
Payment of contingent consideration	(650)	—
Other	(83)	(75)
Net cash provided by financing activities	3,861	7,041
Net increase (decrease) in cash and cash equivalents	10,944	(66,737)
Cash and cash equivalents - beginning of period	28,975	98,117
Cash and cash equivalents - end of period	$39,919	$31,380
Non-cash investing and financing activities:
Common stock issued under asset purchase agreement	$—	$1,313
Inventory transfers to property and equipment	$2,368	$1,451
Purchases of property and equipment included in accounts payable	$65	$275

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. Our product portfolio consists of six advanced application delivery and security products: Application Delivery Controllers (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Carrier Grade Network Address Translation (“CGN”), Threat Protection System (“TPS”), SSL Insight (“SSLi”) and Convergent Firewall (“CFW”). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances, and cloud-native software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of A10 Networks, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer A (a distribution channel partner)	12%	19%	10%	13%
Customer B (a direct customer)	14%	*	10%	*

* represents less than 10% of total revenue

As of September 30, 2017, two customers accounted for 16% and 13% of our total gross accounts receivable. As of December 31, 2016, three customers accounted for 15%, 13% and 11% of our total gross accounts receivable.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a contract asset on our condensed consolidated balance sheet. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The ASU allows for either full retrospective or modified retrospective adoption. We intend to adopt the standard in the first quarter of 2018 applying the modified retrospective method. While we are continuing to assess all potential impacts of the new standard, we currently do not believe this standard will have a material impact on revenue recognized in our condensed consolidated financial statements. However, the cumulative adjustment to recognize a contract asset relating to the capitalization of incremental customer acquisition costs is expected to be material. Also on the adoption of this ASU, the incremental customer acquisition costs will be recognized in our condensed statement of operations as the related performance obligations are met as compared to the current recognition to expense as incurred. We are in the process of evaluating the impact of the disclosure requirements relating to this standard.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The amendments will be applied prospectively to an award modified on or after the adoption date. We do not believe this standard will have a material impact on our condensed consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

2. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$15,990	$4	$(1)	$15,993	$12,499	$9	$—	$12,508
Corporate securities	40,941	12	(13)	40,940	42,765	9	(42)	42,732
U.S. Treasury and agency securities	3,494	—	(12)	3,482	5,190	—	(14)	5,176
Commercial paper	9,214	2	—	9,216	11,470	1	(2)	11,469
Asset-backed securities	14,352	—	(10)	14,342	13,493	—	(6)	13,487
	$83,991	$18	$(36)	$83,973	$85,417	$19	$(64)	$85,372

During the nine months ended September 30, 2017 and 2016, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2017 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$59,490	$59,480
Mature in 1 - 3 years	24,501	24,493
	$83,991	$83,973

All available-for-sale securities have been classified as current based on management's ability to use the funds in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$5,500	$(1)	$—	$—	$5,500	$(1)
Corporate securities	27,254	(10)	1,500	(3)	28,754	(13)
U.S. Treasury and agency securities	3,482	(12)	—	—	3,482	(12)
Asset-backed securities	14,342	(10)	—	—	14,342	(10)
	$50,578	$(33)	$1,500	$(3)	$52,078	$(36)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$28,537	$(42)	$—	$—	$28,537	$(42)
U.S. Treasury and agency securities	5,176	(14)	—	—	5,176	(14)
Commercial paper	8,974	(2)	—	—	8,974	(2)
Asset-backed securities	10,664	(6)	—	—	10,664	(6)
	$53,351	$(64)	$—	$—	$53,351	$(64)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2017 and 2016.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$27,346	$—	$—	$27,346	$18,672	$—	$—	$18,672
Cash equivalents	12,573	—	—	12,573	10,303	—	—	10,303
Certificates of deposit	—	15,993	—	15,993	—	12,508	—	12,508
Corporate securities	—	40,940	—	40,940	—	42,732	—	42,732
U.S. Treasury and agency securities	—	3,482	—	3,482	—	5,176	—	5,176
Commercial paper	—	9,216	—	9,216	—	11,469	—	11,469
Asset-backed securities	—	14,342	—	14,342	—	13,487	—	13,487
	$39,919	$83,973	$—	$123,892	$28,975	$85,372	$—	$114,347

There were no transfers between Level 1 and Level 2 fair value measurement categories during the nine months ended September 30, 2017 and 2016.

3. Condensed Consolidated Financial Statement Details

Inventory

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$6,985	$6,669
Finished goods	8,959	8,401
Total inventory	$15,944	$15,070

Property and Equipment, Net

	Useful Life	September 30, 2017	December 31, 2016
	(in years)	(in thousands)
Equipment	1-3	$46,161	$41,815
Software	1-3	3,859	3,801
Furniture and fixtures	1-3	820	865
Leasehold improvements	2-8	3,772	2,724
Construction in progress		74	258
Property and equipment, gross		54,686	49,463
Less: accumulated depreciation		(45,155)	(41,244)
Property and equipment, net		$9,531	$8,219

Depreciation expense on property and equipment was $1.5 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill as of September 30, 2017 and December 31, 2016 was $1.3 million.

Purchased intangible assets, net, consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(1,262)	$3,788	$5,050	$(505)	$4,545
Patents	2,936	(1,173)	1,763	2,936	(848)	2,088
Total	$7,986	$(2,435)	$5,551	$7,986	$(1,353)	$6,633

Amortization expense related to purchased intangible assets was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. Purchased intangible assets will be amortized over a remaining weighted average useful life of 3.9 years.

Future amortization expense for purchased intangible assets as of September 30, 2017 is as follows (in thousands):

Fiscal Year
Remainder of 2017	$361
2018	1,442
2019	1,442
2020	1,442
2021	864
$5,551

Accrued Liabilities

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$19,828	$22,326
Accrued tax liabilities	3,040	3,340
Other	4,736	5,859
Total accrued liabilities	$27,604	$31,525

Deferred Revenue

	September 30, 2017	December 31, 2016
	(in thousands)
Deferred revenue:
Products	$3,076	$4,182
Services	87,928	88,726
Total deferred revenue	91,004	92,908
Less: current portion	(59,294)	(61,334)
Non-current portion	$31,710	$31,574

4. Credit Facility

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank ("SVB") as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

Lease Commitments

We lease various operating spaces, principally in the United States, Asia and Europe, under non-cancelable operating lease arrangements that expire on various dates through April 2022. These arrangements require us to pay certain operat ing expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

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

As of December 31, 2016, we had 4,241,980 shares available for future grant. Annually, the shares authorized for the 2014 Plan increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. On January 1, 2017, the number of shares in the 2014 Plan increased by 3,394,376 shares, representing 5% of the prior year end’s common stock outstanding. In addition, 266,799 shares that had been subject to awards granted under the 2008 Plan that had been canceled, forfeited or repurchased during the year ended December 31, 2016 became available for issuance under the 2014 Plan.

As of September 30, 2017, we had 6,071,997 shares available for future grant plus an additional 112,431 shares granted under the 2008 Plan that have been canceled, forfeited or repurchased during the nine months ended September 30, 2017.

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

Employees purchased 524,101 shares at an average price of $6.49 and 552,554 shares at an average price of $3.88 for the nine months ended September 30, 2017 and 2016, respectively. The intrinsic value of shares purchased during the nine months ended September 30, 2017 and 2016 was $0.9 million and $1.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of September 30, 2017, we had 3,579,959 shares available for future issuance under the 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation by type of award:
Stock options	$589	$1,028	$2,199	$3,209
Stock awards	2,969	3,231	9,269	9,614
Employee stock purchase rights	987	329	2,356	246
	$4,545	$4,588	$13,824	$13,069

Stock-based compensation by category of expense:
Cost of revenue	$403	$332	$1,068	$921
Sales and marketing	1,696	1,760	5,120	5,577
Research and development	1,537	1,730	5,024	4,251
General and administrative	909	766	2,612	2,320
	$4,545	$4,588	$13,824	$13,069

As of September 30, 2017, we had $40.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.4 years.

The fair value of the options was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	4.7	4.9
Risk-free interest rate	1.74%	1.42%
Volatility	42%	49%
Dividend rate	—%	—%

The fair value of the employee stock purchase rights was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	1.3	1.3
Risk-free interest rate	1.12%	0.65%
Volatility	38%	43%
Dividend rate	—%	—%

We did not grant stock options and employee stock purchase rights during the three months ended September 30, 2017 and 2016.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	7,868	$4.82
Granted	135	$8.42
Exercised	(1,272)	$3.35
Canceled (1)	(421)	$6.40
Outstanding as of September 30, 2017	6,310	$5.09	5.5	$17,668
Vested and exercisable as of September 30, 2017	5,152	$5.01	4.9	$15,004

(1)	Includes 112,431 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of September 30, 2017, the aggregate intrinsic value represents the excess of the closing price of our common stock of $7.56 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options (in thousands, except weighted-average fair value):

	Nine Months Ended September 30,
	2017	2016
Fair value of options granted	$426	$1,603
Weighted-average fair value of options granted	$3.15	$2.38
Intrinsic value of options exercised	$7,014	$5,003

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of September 30, 2017.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance resulted in participants achieving 80% of target. As of September 30, 2017, 103,601 shares had vested, 111,150 shares were forfeited, and the remaining shares will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of September 30, 2017, 12,128 shares had vested, 12,128 shares were forfeited, and the remaining shares were unvested and are eligible to vest based on achievement of performance targets.
In March 2017, we granted 395,383 PSUs with certain financial targets. These PSUs will vest between ranges of 0% and 150% based on the actual performance, and are subject to service condition vesting requirements with 25% of the PSUs that become eligible to vest upon achievement of the performance targets scheduled to vest on each of the first, second, third and fourth year anniversaries following February 2017. None of these PSUs were vested as of September 30, 2017.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	5,959	$5.81
Granted	2,870	$8.65
Released	(1,397)	$6.33
Canceled	(865)	$5.99
Outstanding as of September 30, 2017	6,567	$6.92	1.6	$49,650

The aggregate intrinsic value of outstanding awards is calculated based on the closing price of our common stock of $7.56 on September 29, 2017.

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $12.2 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Stock Repurchase Program

On October 24, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. During the nine months ended September 30, 2017, we repurchased 451,259 shares at an average price of $6.81 as part of this publicly announced program. The repurchased shares were retired upon delivery to us. As of September 30, 2017, we had $15.1 million remaining authorized to repurchase shares which expired on October 23, 2017.

On October 23, 2017, our board of directors authorized another share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three and nine months ended September 30, 2017 and 2016, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options, RSUs and employee stock purchase rights	10,071	14,163	12,587	12,878
Common stock subject to repurchase	—	21	—	21
	10,071	14,184	12,587	12,899

8. Income Taxes

We recorded income tax expense of $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of September 30, 2017. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.6 million and $3.3 million of unrecognized tax benefits as of September 30, 2017 and December 31, 2016, respectively. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table is a summary of revenue by geographic regions based on ship to location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$28,808	$24,297	$88,100	$85,242
Japan	16,634	16,008	38,119	37,846
Asia Pacific, excluding Japan	6,714	7,434	25,616	21,911
EMEA	6,116	6,046	18,110	16,973
Other	3,147	1,283	5,449	4,030
Total revenue	$61,419	$55,068	$175,394	$166,002

The following table is a summary of our long-lived assets which include property and equipment, net and intangible assets, net based on the physical location of the assets (in thousands):

	September 30, 2017	December 31, 2016
United States	$14,076	$15,130
Japan	1,614	34
Other	699	995
Total	$16,389	$16,159

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of software and hardware solutions designed to address our customers’ needs for secure application services. Our solutions enable our customers to secure and optimize the performance of their data center and cloud applications and secure their users, applications and infrastructure from internet, web and network threats at scale. We deliver a broad portfolio of hardware, software and cloud offerings to our customers. These solutions are designed to give customers the visibility, performance and security their applications need across both on-premise and cloud environments to produce greater agility for their businesses. Our customers include cloud providers, web-scale companies, service providers, government organizations and enterprises.

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six advanced application delivery and security products: Application Delivery Controllers (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Carrier Grade Network Address Translation (“CGN”), Threat Protection System (“TPS”), SSL Insight (“SSLi”) and Convergent Firewall (“CFW”). They are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances and cloud-native software.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2017, we had sold products to approximately 5,900 customers across 82 countries.

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channel partners, including distributors, value-added resellers and system integrators, and fulfill nearly all orders globally through such partners. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

During the first nine months of 2017, 50% of our total revenue was generated from the United States, 22% from Japan and 28% from other geographical regions. During the first nine months of 2016, 51% of our total revenue was generated from the United States, 23% from Japan and 26% from other geographical regions. Our enterprise customers accounted for 53% and 57% of our total revenue during the first nine months of 2017 and 2016, respectively. Our service provider customers accounted for 47% and 43% of our total revenue during the first nine months of 2017 and 2016, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for 38% of our total revenue during the first nine months of 2017 and 2016. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2017, we had $39.9 million of cash and cash equivalents and $84.0 million of marketable securities. Cash generated by operating activities was $10.0 million during the first nine months of 2017 as compared to $21.8 million during the same period of 2016.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,389	64.1%	$35,275	64.1%	$4,114	12%
Services	22,030	35.9	19,793	35.9	2,237	11%
Total revenue	61,419	100.0	55,068	100.0	6,351	12%
Cost of revenue:
Products	9,119	14.8	8,795	16.0	324	4%
Services	4,640	7.6	4,153	7.5	487	12%
Total cost of revenue	13,759	22.4	12,948	23.5	811	6%
Gross profit	47,660	77.6	42,120	76.5	5,540	13%
Operating expenses:
Sales and marketing	26,930	43.9	24,331	44.2	2,599	11%
Research and development	15,997	26.0	15,968	29.0	29	—%
General and administrative	6,878	11.2	6,305	11.5	573	9%
Litigation and settlement expense	—	—	66	0.1	(66)	(100)%
Total operating expenses	49,805	81.1	46,670	84.8	3,135	7%
Loss from operations	(2,145)	(3.5)	(4,550)	(8.3)	2,405	(53)%
Non-operating income (expense):
Interest expense	(20)	—	(145)	(0.3)	125	(86)%
Interest and other income (expense), net	(37)	(0.1)	309	0.6	(346)	(112)%
Total non-operating income (expense), net	(57)	(0.1)	164	0.3	(221)	(135)%
Loss before income taxes	(2,202)	(3.6)	(4,386)	(8.0)	2,184	(50)%
Provision for income taxes	454	0.7	298	0.5	156	52%
Net loss	$(2,656)	(4.3)%	$(4,684)	(8.5)%	$2,028	(43)%
.

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$111,195	63.4%	$110,446	66.5%	$749	1%
Services	64,199	36.6	55,556	33.5	8,643	16%
Total revenue	175,394	100.0	166,002	100.0	9,392	6%
Cost of revenue:
Products	26,973	15.4	27,297	16.4	(324)	(1)%
Services	13,623	7.7	13,087	7.9	536	4%
Total cost of revenue	40,596	23.1	40,384	24.3	212	1%
Gross profit	134,798	76.9	125,618	75.7	9,180	7%
Operating expenses:
Sales and marketing	78,754	44.9	77,872	47.0	882	1%
Research and development	49,529	28.3	45,231	27.2	4,298	10%
General and administrative	21,028	12.0	20,196	12.2	832	4%
Litigation and settlement expense	—	—	2,059	1.2	(2,059)	(100)%
Total operating expenses	149,311	85.2	145,358	87.6	3,953	3%
Loss from operations	(14,513)	(8.3)	(19,740)	(11.9)	5,227	(26)%
Non-operating income (expense):
Interest expense	(128)	(0.1)	(397)	(0.2)	269	(68)%
Interest and other income (expense), net	779	0.5	1,544	0.9	(765)	(50)%
Total non-operating income (expense), net	651	0.4	1,147	0.7	(496)	(43)%
Loss before income taxes	(13,862)	(7.9)	(18,593)	(11.2)	4,731	(25)%
Provision for income taxes	963	0.6	561	0.3	402	72%
Net loss	$(14,825)	(8.5)%	$(19,154)	(11.5)%	$4,329	(23)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,389	64%	$35,275	64%	$4,114	12%
Services	22,030	36	19,793	36	2,237	11%
Total revenue	$61,419	100%	$55,068	100%	$6,351	12%
Revenue by geographic region:
United States	$28,808	47%	$24,297	44%	$4,511	19%
Japan	16,634	27	16,008	29	626	4%
Asia Pacific, excluding Japan	6,714	11	7,434	14	(720)	(10)%
EMEA	6,116	10	6,046	11	70	1%
Other	3,147	5	1,283	2	1,864	145%
Total revenue	$61,419	100%	$55,068	100%	$6,351	12%

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$111,195	63%	$110,446	67%	$749	1%
Services	64,199	37	55,556	33	8,643	16%
Total revenue	$175,394	100%	$166,002	100%	$9,392	6%
Revenue by geographic region:
United States	$88,100	50%	$85,242	52%	$2,858	3%
Japan	38,119	22	37,846	23	273	1%
Asia Pacific, excluding Japan	25,616	15	21,911	13	3,705	17%
EMEA	18,110	10	16,973	10	1,137	7%
Other	5,449	3	4,030	2	1,419	35%
Total revenue	$175,394	100%	$166,002	100%	$9,392	6%

Total revenue increased by $6.4 million, or 12%, during the third quarter of 2017 as compared to the same period of 2016. This increase was due to a $4.1 million increase in products revenue and a $2.2 million increase in services revenue. Revenue from service provider and enterprise customers increased 36% and decreased 7%, respectively, during the third quarter of 2017 as compared to the same period of 2016.

Total revenue increased $9.4 million, or 6%, during the first nine months of 2017 as compared to the same period of 2016. This increase was due to an $8.6 million increase in services revenue and a $0.7 million increase in products revenue. Revenue from service provider and enterprise customers increased 18% and decreased 3%, respectively, during the first nine months of 2017 as compared to the same period of 2016.

Products revenue increased $4.1 million, or 12%, during the third quarter of 2017 as compared to the same period of 2016 primarily due to increase from the United States, partially offset by decrease from Asia Pacific regions excluding Japan. Products revenue remained relatively unchanged during the first nine months of 2017 as compared to the same period of 2016 primarily due to increase from Asia Pacific regions excluding Japan, partially offset by decrease from Japan.

Services revenue increased $2.2 million, or 11%, and $8.6 million, or 16%, during the third quarter and the first nine months of 2017, respectively, as compared to the same periods of 2016. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base. During the first nine months of 2017, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 20% as compared to the same measure during the first nine months of 2016.

During the third quarter of 2017, $28.8 million, or 47% of total revenue, was generated from the United States, which represents a 19% increase as compared to the same period of 2016. The increase is primarily due to higher products revenue. During the first nine months of 2017, $88.1 million, or 50% of total revenue, was generated from the United States, which represents a 3% increase as compared to the same period of 2016. The increase is primarily due to higher services revenue attributable to the increase in PCS sales in connection with our increased installed customer base.

During the third quarter of 2017, $16.6 million, or 27% of total revenue, was generated from Japan, which represents a 4% increase as compared to the same period of 2016. The increase is primarily due to higher services revenue from PCS sales in connection with our increased installed customer base. During the first nine months of 2017, $38.1 million, or 22% of total revenue, was generated from Japan, which represents a 1% increase as compared to the same period of 2016. The increase is primarily due to higher services revenue from PCS sales in connection with our increased installed customer base, partially offset by lower products revenue.

During the third quarter of 2017, $6.7 million, or 11% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 10% decrease as compared to the same period of 2016. The decrease is primarily due to lower products revenue, partially offset by higher services revenue from PCS sales in connection with our increased installed customer base. During the first nine months of 2017, $25.6 million, or 15% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 17% increase as compared to the same period of 2016. The increase was primarily due to higher products revenue and to a lesser degree higher services revenue from PCS sales in connection with our increased installed customer base.

During the third quarter of 2017, $6.1 million, or 10% of total revenue, was generated from EMEA, which represents a 1% increase as compared to the same period of 2016. The increase is primarily due to higher services revenue from PCS sales in connection with our increased installed customer base, partially offset by lower products revenue. During the first nine months of 2017, $18.1 million, or 10% of total revenue, was generated from EMEA, which represents a 7% increase as compared to the same period of 2016. The increase was primarily due to higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$9,119	$8,795	$324	4%
Services	4,640	4,153	487	12%
Total cost of revenue	$13,759	$12,948	$811	6%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$26,973	$27,297	$(324)	(1)%
Services	13,623	13,087	536	4%
Total cost of revenue	$40,596	$40,384	$212	1%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$30,270	76.8%	$26,480	75.1%	$3,790	1.7%
Services	17,390	78.9%	15,640	79.0%	1,750	(0.1)%
Total gross profit	$47,660	77.6%	$42,120	76.5%	$5,540	1.1%

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$84,222	75.7%	$83,149	75.3%	$1,073	0.4%
Services	50,576	78.8%	42,469	76.4%	8,107	2.4%
Total gross profit	$134,798	76.9%	$125,618	75.7%	$9,180	1.2%

Products gross margin increased 1.7% and 0.4% during the third quarter and the first nine months of 2017 as compared to the same periods of 2016, respectively, primarily due to favorable product and geographic mix.

Services gross margins remained relatively unchanged during the third quarter of 2017 as compared to the same period of 2016. Services gross margins increased 2.4% during the first nine months of 2017 as compared to the same period of 2016 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$26,930	$24,331	$2,599	11%
Research and development	15,997	15,968	29	—%
General and administrative	6,878	6,305	573	9%
Litigation and settlement expense	—	66	(66)	(100)%
Total operating expenses	$49,805	$46,670	$3,135	7%

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$78,754	$77,872	$882	1%
Research and development	49,529	45,231	4,298	10%
General and administrative	21,028	20,196	832	4%
Litigation and settlement expense	—	2,059	(2,059)	(100)%
Total operating expenses	$149,311	$145,358	$3,953	3%

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

Sales and marketing expenses increased $2.6 million, or 11%, during the third quarter of 2017 as compared to the same period of 2016 primarily attributable to a $2.2 million increase in personnel costs, a $0.3 million increase in facilities expense and $0.1 million increase in travel and entertainment.

Sales and marketing expenses increased $0.9 million, or 1%, during the first nine months of 2017 as compared to the same period of 2016 primarily attributable to a $1.4 million increase in personnel costs and a $0.5 million increase in facilities expense, partially offset by a $0.6 million decrease in business and office expense and a $0.4 million decrease in travel and entertainment.

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

Research and development expense remained relatively unchanged during the third quarter of 2017 as compared to the same period of 2016 primarily attributable to a $0.2 million increase in expensed equipment and software subscriptions, partially offset by a $0.1 million decrease in personnel costs and a $0.1 million decrease in recruiting.

Research and development expense increased $4.3 million, or 10%, during the first nine months of 2017 as compared to the same period of 2016 primarily attributable to a $3.0 million increase in personnel costs due to higher headcount, which includes a $0.5 million increase in stock-based compensation, a $0.6 million increase in depreciation expense, a $0.5 million increase in contractors and consultants and a $0.3 million increase in expensed equipment and software subscriptions, partially offset by a $0.1 million decrease in professional services.

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

General and administrative expenses increased $0.6 million, or 9%, during the third quarter of 2017 as compared to the same period of 2016 primarily attributable to a $0.3 million increase in personnel costs, a $0.2 million increase in professional services and a $0.1 million increase in recruiting.

General and administrative expenses increased $0.8 million, or 4%, during the first nine months of 2017 as compared to the same period of 2016 primarily due to a $0.9 million increase in personnel costs, a $0.4 million increase in recruiting and a $0.2 million increase in contractors and consultants, partially offset by a $0.6 million decrease in business and office expense and a $0.1 million decrease in depreciation.

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

We had no litigation and settlement expense during the first nine months of 2017. Litigation and settlement expense of $2.1 million during the first nine months of 2016 was due to the class action and the derivative action lawsuits which were settled in the second quarter of 2016.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At September 30, 2017, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial and remained relatively unchanged during the third quarter and the first nine months of 2017 as compared to the same periods of 2016.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, decreased $0.3 million, or 112%, during the third quarter of 2017 as compared to the same period of 2016 primarily attributable to foreign exchange losses.

Interest and other income (expense), net, decreased $0.8 million, or 50%, during the first nine months of 2017 as compared to the same period of 2016 primarily due to a $1.1 million increase in foreign exchange losses, partially offset by a $0.3 million increase in interest income.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively, which primarily consisted of foreign taxes. Incomes taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $39.9 million, including $4.4 million held outside the United States in our foreign subsidiaries, and $84.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2017, we had working capital of $101.3 million, accumulated deficit of $257.8 million and total stockholders' equity of $89.8 million.

We plan to continue to invest for long-term growth, and our investment may increase. We believe that our existing cash and cash equivalents, marketable securities and other available financial resources will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

On October 24, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. During the nine months ended September 30, 2017, we repurchased 451,259 shares at an average price of $6.81 as part of this publicly announced program and used approximately $3.1 million of cash. As of September 30, 2017, we had $15.1 million remaining authorized to repurchase shares which expired on October 23, 2017.

On October 23, 2017, our board of directors authorized another share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

In addition, as described in Note 5. Commitments and Contingencies to the condensed consolidated financial statements, we may be from time to time involved in litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreements

In November 2016, we entered into the 2016 Credit Facility with SVB as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2017, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$10,020	$21,839
Investing activities	(2,937)	(95,617)
Financing activities	3,861	7,041
Net increase (decrease) in cash and cash equivalents	$10,944	$(66,737)

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

During the nine months ended September 30, 2017, cash provided by operating activities was $10.0 million, consisting of a net loss of $14.8 million, non-cash charges of $21.0 million and a cash increase resulting from the net change in operating assets and liabilities of $3.9 million. Our non-cash charges consisted primarily of stock-based compensation expense of $13.8 million and depreciation and amortization expenses of $6.2 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $16.0 million, and an outflow from the changes in inventory of $3.2 million, accrued liabilities of $3.0 million, prepaid expenses and other assets of $2.9 million, deferred revenue of $1.9 million and accounts payable of $1.2 million.

The decrease in accounts receivable was primarily due to the timing of billing and cash collections. The increase in inventory was primarily due to the inventory build-up for anticipated future demand. The decrease in accrued liabilities was primarily due to lower accrued bonuses and commissions. The increase in prepaid expenses and other assets was primarily due to prepaid insurance and software subscription renewals. The decrease in deferred revenue was primarily due to lower contract renewals. The decrease in accounts payable was primarily due to the timing of vendor invoice payments.

During the nine months ended September 30, 2016, cash provided by operating activities was $21.8 million, consisting of a net loss of $19.2 million, non-cash charges of $20.8 million and cash increase resulting from the net change in operating assets and liabilities of $20.2 million. Our non-cash charges consisted of stock-based compensation expense of $13.1 million, depreciation and amortization expenses of $5.9 million and other non-cash items (primarily a provision for doubtful accounts and sales returns allowance) of $1.8 million. The net change in our net operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $10.4 million, accounts receivable of $7.3 million, inventory of $2.3 million and accrued liabilities of $0.9 million, and an outflow from the change in accounts payable of $0.9 million.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, cash used in investing activities was $2.9 million, consisting of purchases of property and equipment of $4.2 million, partially offset by net proceeds from sales and maturities of marketable securities of $1.3 million.

During the nine months ended September 30, 2016, cash used in investing activities was $95.6 million, primarily consisting of net purchases of marketable securities of $85.5 million, payment for the acquisition of substantially all of the assets of Appcito Inc. of $4.4 million, purchases of property and equipment of $4.3 million and the purchase of intangible assets of $1.5 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $3.9 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of $7.7 million, partially offset by the repurchase and retirement of common stock of $3.1 million and payment of contingent consideration of $0.7 million.

During the nine months ended September 30, 2016, cash provided by financing activities was $7.0 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2017 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, Japan and, to a lesser extent, EMEA and the Asia Pacific region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $0.2 million and $0.9 million foreign exchange gains during the nine months ended September 30, 2017 and 2016, respectively. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of September 30, 2017, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At September 30, 2017, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $84.0 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2017 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2017	50 BPS	100 BPS	150 BPS
Marketable securities	$84,681	$84,455	$84,214	$83,973	$83,732	$83,491	$83,250

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our management’s evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in application software technologies, data center and communications hardware, networking software and operating systems, and industry standards, as well as our end-customers’ continuing business growth, result in evolving application networking needs and requirements. Our continued success depends on our ability to identify, develop and introduce in a timely and successful manner, new products and new features for our existing products that meet these needs and requirements.

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

We experienced net losses for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015. Although we experienced revenue growth over these same periods and had achieved profitability in prior year periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

•our ability to improve our overall sales productivity and successfully execute our marketing strategies;

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

The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•	Companies that sell products in the traditional ADC market, which includes companies that are established in this market, such as F5 Networks and Citrix Systems;

•	Companies that sell open source, software-only, cloud-based ADC services, which include many startups. These companies include Avi Networks, NGiNX, and HAProxy;

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Alcatel-Lucent, Cisco Systems, and Juniper Networks;

•	Companies that sell traditional DDoS protection products, such as Arbor Networks and Radware;

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Gi/SGi firewalls.

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

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions. Also, some of our largest customers are cloud providers that utilize our existing solutions, and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model.  Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. Any failure to adapt to these evolving trends may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

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

In certain recent periods, we have added personnel and other resources to our sales and marketing functions, as we focused on growing our business, entering new markets and increasing our market share. We may incur additional expenses by hiring additional sales and marketing personnel and expanding our international operations in order to seek revenue growth. The return on these and future investments may be lower, or may be realized more slowly, than we expect, if realized at all. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our growth rates will decline, and our gross margin would likely be adversely affected.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 38%, 35% and 33% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 47%, 41% and 45% of our total revenue during the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, approximately 50%, 48% and 46% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 29 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.2 million and $1.6 million unfavorable for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addi tion, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse our products, which may result in loss or a breach of business data, data being inaccessible due to a “ransomware” attack, or other security incidents. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

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

Our security business may be dependent on enterprises and governments recognizing that advanced cyberattacks are pervasive and are not effectively prevented by legacy security solutions. High visibility attacks on prominent companies and governments have increased market awareness of advanced cyberattacks and help to provide an impetus for enterprises and governments to devote resources to protecting against advanced cyberattacks, which may include testing, purchasing and deploying our products. If advanced cyberattacks were to decline, or enterprises or governments perceived a decline in the general level of advanced cyberattacks, our ability to attract new channel partners and end-customers and expand our offerings within existing channel partners and end-customers could be materially and adversely affected. An actual or perceived reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit

Facility requires us to satisfy a specified financial covenant. Our ability to meet the financial covenant can be affected by events beyond our control, and we may not be able to continue to meet the covenant. Any failure to comply with these covenants could result in an event of default, upon which SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility. Through the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

Our company must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business. We are also subject to laws, which restrict certain hazardous substances, including lead, used in the construction of our products, such as the European Union Restriction on the Use of Hazardous Substances in electrical and electronic equipment directive. We are also subject to the European Union Directive, known as the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), which requires producers of certain electrical and electronic equipment to properly label products, register as a WEEE producer, and provide for the collection, disposal and recycling of waste electronic products. Failure to comply with these environmental directives and other environmental laws could result in the imposition of fines and penalties, inability to sell covered products in certain countries, the loss of revenue, or subject us to third-party property damage or personal injury claims, or require us to incur investigation, remediation or engineering costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time.

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

Our executive officers and directors, together with affiliated entities, own 35.3% of our outstanding common stock as of September 30, 2017. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering (“IPO”) in March 2014. In January 2015, several substantially identical lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers and in June 2015, a related shareholder derivative action was filed. The consolidated securities class actions and the derivative action were settled in 2016 and dismissed in the first quarter of 2017. Any future securities litigation, including any related shareholder derivative litigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2017, there were approximately 5.2 million vested and exercisable options to purchase our common stock, in addition to the 70.6 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2017 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 27, 2016 we announced that our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion.

Share repurchase activity during the three months ended September 30, 2017 was as follows:

Period	Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Beginning repurchase authority				$17,390
Shares repurchased:
July 1, 2017 - July 31, 2017	—	—	—	$17,390
August 1, 2017 - August 31, 2017	252,228	$6.35	252,228	$15,788
September 1, 2017 - September 30, 2017	99,296	$6.58	99,296	$15,135
Total	351,524		351,524

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

Date: November 2, 2017

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2017

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