Form 10-K
period 2017-12-31
A10 Networks, Inc.
filed 2018-08-29
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $359.4 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of August 24, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,707,302.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, and as previously disclosed on January 30, 2018, the Audit Committee of the Board of Directors of A10 Networks, Inc. (“A10 Networks,” the “Company,” “we,” “our,” or “us”), commenced an investigation relating to certain accounting and internal control matters at the Company, principally focused on certain revenue recognition matters from the fourth quarter of 2015 through the fourth quarter of 2017 inclusive. The investigation was conducted with the assistance of outside counsel and independent counsel. Counsel retained forensic accountants to assist with their work. The investigation commenced following the identification of violations of the Company's Insider Trading Policy and Code of Conduct by a mid-level employee within the finance department, and as a result it was determined that further review and procedures relating to certain accounting and internal control matters should be undertaken.

During the course of this investigation, code of conduct breaches and accounting and financial reporting errors were identified. The matters primarily resulted in modification to the timing of the recognition of revenue in a limited number of sale transactions between the Company and its resellers and distributors. The Company determined the need to restate the consolidated financial statements as of and for the year ended December 31, 2016. The Company is also adjusting the consolidated financial statements as of and for the year ended December 31, 2015 to correct identified immaterial errors.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”) includes changes to: (1) our consolidated balance sheets as of December 31, 2016 and 2015, and our consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended December 31, 2016 and 2015 in Part III, Item 8 of this 2017 Form 10-K; (2) the selected financial data as of and for the fiscal years ended December 31, 2016 and 2015 in Part II, Item 6; (3) Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the fiscal years ended December 31, 2016 and 2015; and (4) our unaudited quarterly financial information for the first three quarters of the fiscal year ended December 31, 2017 and for each quarter for the fiscal year ended December 31, 2016 in Part II, Item 7. See Note 2 - Restatement of Previously Issued Consolidated Financial Statements to our audited consolidated financial statements included in Part II, Item 8 of this 2017 Form 10-K for a detailed discussion of the restatement.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies; and

•	our ability to effectively integrate operations of entities we have acquired or may acquire.
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

As used herein, “A10 Networks,” the “Company,” “we,” “our,” “us,” and similar terms include A10 Networks, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our portfolio of software and hardware solutions combines industry-leading performance and scale with advanced intelligent automation, machine learning, data driven analytics, and threat intelligence to ensure security and availability of customer applications across their multi-cloud networks, including on-premise, private and public clouds. As the cyber threat landscape intensifies and network architectures evolve, we are committed to providing customers with greater connected intelligence to improve the security, visibility, availability, flexibility, management and performance of their applications. Our customers include leading cloud providers, web-scale businesses, service providers, government organizations, and enterprises.

Industry Trends & Market Drivers

The digitization of business has made applications a critical ingredient in virtually every aspect of operations. How safely and efficiently applications perform determines how businesses perform, how they compete, grow, and stand out in the marketplace. The application networking industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized and protected. Our corporate strategy and technology address these evolving needs of our customers and industry, including:

Increased Adoption of Cloud Applications. For decades, businesses operated with applications based in physical, appliance-based data centers. While these traditional applications remain central to businesses around the world, a new genre of cloud-based applications is emerging, presenting new opportunities and challenges that require organizations to reassess the visibility, performance and security of their applications. Some of these challenges relate to how a business effectively manages secure application services across various data centers and cloud types - whether private, public or hybrid clouds. Over time, more and more applications may be born in the cloud, while some applications that existed in traditional data centers may migrate to clouds as well. To address this shift, businesses will need solutions that bridge both traditional and cloud-based application environments and centrally manage all secure application services holistically in this multi-cloud world.

Increased Network Complexity and New Infrastructure Paradigms Traditional IT vendors may need to shift from hardware-centric models to software-defined approaches to improve agility for critical applications, and subsequently, their business operations. Ensuring product portfolios adapt and diversify to include traditional hardware as well as newer software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

Growing Importance of Automation and Orchestration. As applications increasingly move to a multi-cloud environment, the deployment of orchestration and automation tools has become essential to efficiently automating the deployment and operations of security and application services. There is a need for increased operational efficiency and agility, improved detection and reporting of security anomalies, enhanced end-user experiences and reduced total cost of ownership (“TCO”), simplified management of distributed application services, improved capacity planning and optimized multi-cloud software lifecycle management. By deploying newly developed secure application delivery automation and analytics tools, enterprises are able to visualize their application performance and to detect anomalous trends.

The Rise of DDoS Attacks. The cyberthreat landscape continues to intensify and grow. Malicious actors and cybercriminals such as hacktivists, amateur hackers, and foreign military and intelligence organizations target data centers of every type. Distributed Denial of Service (“DDoS”) attacks are increasing in size, frequency, complexity and notoriety. IT defenders are faced with the increasing sophistication of adversaries who are responsible for the size and frequency of these attacks. According to the A10 Networks Application Intelligence Report (“AIR”), 44% percent of the IT professionals surveyed in January 2018 expect DDoS attacks to increase over the next year, and 70 percent expect overall cyberattacks to increase or remain the same.

A DDoS attack seeks to render a target network or website unavailable by orchestrating coordinated attacks from massive worldwide networks of compromised endpoints, called botnets. Compromised endpoints can be computing devices or “Internet of Things” driven devices like video cameras. Any internet-connected device can be vulnerable to hackers and utilized as part of a botnet.

Rapid growth of SSL, encrypted applications, and hidden threats. Many applications use the Secure Sockets Layer (“SSL”) protocol. Cyber criminals exploit the protocol to hide malicious malware within encrypted channels and carry out attacks against businesses and users. This malicious trend drives demand for greater visibility within SSL-encrypted channels. Businesses need a way to decrypt traffic and apply outbound security policies efficiently, and require an effective way to inspect, identify, and remediate malicious traffic, then re-encrypt traffic and deliver it quickly to its destination. Conducting this process efficiently without placing a “security performance tax” on the user experience is a critical requirement.

Rapid Growth of Internet-Connected Devices and the Exhaustion of the Existing IP Address Space. The rapid growth of mobile and other internet-connected devices threatens to overwhelm the current Internet Protocol (“IP”) addressing scheme, IPv4. This “Internet of Things” trend, combined with mobility and widespread access to the internet globally, all feed each other. Supporting the rapid growth of internet-connected devices requires application networking technology to play a significant role in managing two internet connection standards simultaneously, extending the viability of IPv4 while enabling customers to move to IPv6. As new trends like 5G emerge in coming years, the need for IPv4 preservation and IPv6 transition may increase in importance.

Need for Advanced Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements, some of the more critical include:

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

Clear Visibility and Sophisticated Analytics. The effectiveness of application performance and security depends greatly on the level of visibility a business has into its application traffic. That visibility must be able to span any number of data centers and cloud types to ensure a holistic view of security threats and performance issues affecting applications. The deeper and clearer the visibility, the better the analytics and actionable information that can be applied to enhancing application performance and protection. Secure application service solutions must be driven by solid visibility and per-app analytics.

Ability to Scale. Performance and security at scale are paramount in today’s dynamic application environments. Solutions need to analyze application traffic quickly and enhance performance and security in traditional and cloud-based application environments in a centrally managed manner.

Sophisticated Security Functionality. Secure application service solutions must detect and mitigate sophisticated cybersecurity threats, such as malicious threats hiding in encrypted traffic and DDoS attacks. To defend against the rising volume of sophisticated cyber-attacks, solutions require exceptional performance and scale without dramatically increasing footprint and total cost of ownership.

Product Portfolio

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions and two intelligent management and automation tools.

While our revenue to date has been predominantly hardware-based, software and cloud-based solutions are becoming an increasingly important part of the solutions portfolio. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances and cloud-native software. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller positions the Company to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time analytics at a per-app level and central management and orchestration of secure application services across hybrid environments - from physical data centers to public, private and hybrid clouds.

The following is a further overview of our portfolio:

Secure application solutions:
1) Thunder Application Delivery Controllers (“ADC”)
2) Lightning Application Delivery Controller (“Lightning ADC”)
3) Thunder Carrier Grade Network Address Translation (“CGN”)
4) Thunder Threat Protection System (“TPS”)
5) Thunder SSL Insight (“SSLi”)
6) Thunder Convergent Firewall (“CFW”)

Intelligent management and automation tools:
1) Harmony Controller
2) aGalaxy

The following is an overview of our portfolio:

Secure Application Solutions
1) Thunder Application Delivery Controller. Thunder ADC provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP virtualization delivery for multi-tenancy, SSL, acceleration, SSL intercept, caching and compression, web application firewall (“WAF”), domain name server (“DNS”), application firewall (“DAF”) and others. ADCs are typically deployed in front of a server farm within a data center, including web, application and database servers.

2) Lightning Application Delivery Controller. Lightning ADC services ADC functionality in the cloud, increasing the agility and reducing costs for customers. Introduced after the acquisition of Appcito, Inc. (“Appcito”) in 2016, Lightning ADC is a cloud-native software-as-a-service (“SaaS”) platform designed to boost the delivery and security of applications and microservices across public, private and hybrid clouds, enabling ADC-as-a-service. Central to the Lightning ADC is the SaaS-based A10 Harmony Controller, which provides central management, policy configuration, and a big data repository and analytics engine.

3) Thunder Carrier Grade Network Address Translation. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade network address translation (“NAT”), and also provides migration solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses, and has been successfully implemented by many large service providers around the world.

4) Thunder Threat Protection System. Thunder TPS solution provides high-volume, large-scale protection for customers’ networks and server resources against massive DDoS attacks. TPS is typically deployed at the perimeter of the networks to protect internal network resources from large-scale, volumetric and multi-vector attacks. In October 2017, we significantly expanded the TPS solution with the launch of a dedicated detector function, improved workflow and automation in aGalaxy TPS, as well as enhancements for TPS mitigation. TPS is augmented by the A10 Threat Intelligence Service which can block known bad connections (i.e., IP addresses) from entering protected networks. This service is based on software licensed from ThreatSTOP, Inc.

5) Thunder SSL Insight. Thunder SSLi eliminates the inherent blind spots created by SSL encryption by offloading CPU-intensive SSL decryption functions that enable security devices to inspect and remove malware within encrypted traffic. Thunder SSLi decrypts SSL-encrypted traffic and forwards it to a third-party security device, such as a firewall, for deep packet inspection (“DPI”). Once the traffic has been analyzed and scrubbed, Thunder SSLi re-encrypts the traffic and forwards it to its intended destination.

6) Thunder Convergent Firewall. Thunder CFW addresses multiple critical security capabilities in one package by consolidating multiple security and networking functions in a single appliance, helping customers significantly lower capital and operating expenses. Its performance and scale delivers superior value to customers, all within a small form factor, and streamlines customer operations with a cloud-ready programmable platform.

Thunder CFW includes:

•	A high-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility, enabling security policy enforcement for outbound HTTP/HTTPS client traffic.

•
A high-performance data center firewall with integrated network denial-of-service protection and server load balancing, and provides a Layer 4 stateful firewall and Layer 7 application-level gateway functionality for protecting data center applications from emerging network and DDoS threats.

•	A high-performance Gi/SGi firewall with integrated network DDoS and CGNAT. The Gi/SGi firewall protects the mobile operator infrastructures from Internet-based DDoS and other security threats.

•	A high-performance IPsec site-to-site VPN that helps businesses secure application traffic between data centers and enables customers to securely transport application traffic over public networks.

Intelligent Management and Automation Tools
1) Harmony Controller. Harmony Controller provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments. Our Harmony Controller simplifies operations. Infrastructure and application operations teams can centrally manage configuration and application policies for our Thunder and Lightning application services, such as load balancing, application delivery and web application firewall. Configuration and control can also be automated via application program interface (“API”) and integrated with orchestration systems used within organizations. In addition, the controller provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. Our Harmony Controller is available in two deployment models: A10 managed software as a service (“SaaS”), or as a self-managed, on premise deployment.

2) aGalaxy. aGalaxy multi-device network management solution enables a network administrator to manage multiple Thunder devices for both base configurations and advanced TPS or ADC configurations. aGalaxy is designed to provide lower operational costs, as staff are freed up from repetitive tasks, while also increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. aGalaxy is available as a hardware appliance or a software-only virtual machine. In October 2017, we significantly enhanced the aGalaxy TPS offering with improved workflow and automation capabilities, and integration with TPS Detector.

Product Form Factors

Our products are offered in a variety of form factors and payment models, including physical appliances and software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model. FlexPool, which was announced in the fourth quarter of 2017, allows businesses to flexibly allocate and re-distribute capacity across applications, multiple clouds and data centers.

Thunder Series. ADC, CGN, TPS, SSLi, and CFW products are available on the Thunder Series family of physical appliances. The Thunder Series products support throughput ranges from 2 Gbps to 300 Gbps. The appliance family provides a variety of other security and performance options.

vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft Hyper-V and Linux KVM. vThunder is also available from cloud providers like Amazon Web Services (“AWS”), Microsoft Azure, and service providers.

Thunder for Bare Metal is a software version of our ADC and CGN solutions that is designed to run on a variety of Intel x86 servers, allowing the customer to design and select their own hardware platform.

Lightning is a cloud-native SaaS ADC product designed to boost the delivery and security of applications and microservices across public, private and hybrid clouds. Our Lightning ADC and the A10 Harmony Controller’s multi-cloud management capabilities allow flexible application deployment across multiple clouds with the ability to maintain and manage diverse workloads. Our Lightning ADC will run natively on public cloud environments, such as Amazon Web Services, Microsoft Azure, and Google Cloud Platforms.

AX Series: Our ADC and CGN solutions are available on select older models from the AX Series line.

Underlying Technology

Since our inception, our solutions have been known for their high performance and scalability in some of the largest and most demanding networks. The value and significance of our high-performance offerings reside in our portfolio’s underlying software operating system. With the exception of Lightning ADC, our products are built on the Advanced Core Operating System (“ACOS”) platform and leverage its performance optimization and security features.

The ACOS platform is optimized for modern 64-bit central processing units (“CPUs”), which increasingly have multiple parallel processing cores that operate within a single CPU for higher efficiency and performance scalability. To maximize the capabilities of these increasingly dense multi-core CPUs, ACOS implements a proprietary shared memory architecture that provides all cores with simultaneous access to common memory. This shared memory software architecture enables our products to utilize these multi-core CPUs efficiently and scale performance with increasing CPU cores. As a result, ACOS provides customers with products that can deliver superior price performance benefits over products that lack these capabilities.

ACOS’ high-performance design enables our products to address a wide range of performance-driven networking challenges. The flexible software design of ACOS allows us to apply our portfolio to a variety of markets for a variety of needs. Some notable details about ACOS include:

High Performance and Intelligent Network I/O Processing. In order to maximize the efficiency of high density, multi-core processors, we have developed a high performance intelligent network I/O technology that can balance application traffic flows equitably across processor cores. Our Flexible Traffic Accelerator logic can be implemented either as software running within a standard x86 processor or a Field Programmable Gate Array (“FPGA”) semiconductor. Our Flexible Traffic Accelerator (“FTA”) also performs certain hardware-based security checks for each packet and can discard suspicious traffic before it can impact system performance.

Scalable and Efficient Memory Usage. To improve the performance of the multi-core processor architecture, we have developed a shared memory technology to allow all processors to share common memory and the state of the system simultaneously. This avoids the overhead associated with Inter-Processor Communication architectures deployed in first-generation approaches. We optimize memory to be visible to all cores simultaneously, while minimizing communication overhead and contention among processors for allocated memory space. All processors share a common memory pool, which dynamically allocates memory space based on application processing requirements without constraints. Customers can achieve greater performance and scalability from memory and processor resources because configurations, policies and network databases are efficiently stored within a shared memory architecture.

Optimized Application Networking and Security. Once data is processed and placed into a shared memory, a processor can begin to apply ACOS common services and function-specific logic. To ensure that every processor is utilized to perform every function and thereby achieve greater system utilization, ACOS uses all processor cores symmetrically for all functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System(“aVCS”), aXAPI for management integration, Application Delivery Partitions (“ADPs”), virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by ensuring that modifications made to one module will not have unwanted side effects on other system functions.

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

Support & Services

One of our founding principles is to provide excellent customer support. Our global support team is part of our engineering organization and is trained across all products and solutions, and takes complete ownership of customer issues from the beginning to the end to achieve rapid response and resolution. Our consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers of all sizes, as well as support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

All customers receive standard warranty support for 90 days with the purchase of our products. We offer four maintenance options - Basic, Basic Plus, Gold and Platinum support programs (Platinum available in select countries). Maintenance contracts may be purchased in 12-month increments up to five years. The average maintenance contract term is approximately 18 months. We invoice channel partners or customers directly for maintenance contracts at the time of hardware purchase, and all maintenance contracts are non-cancellable and are generally renewed through the same channel as originally purchased. Software updates are provided to all customers with a current maintenance contract on a when-and-if-available basis. We maintain technical support centers in the United States, Japan, China, India and the Netherlands.

Thunder TPS features an enhanced support offering that includes access to the A10 DDoS Security Incident Response Team (“SIRT”). Augmenting the standard support, the offering includes access to a dedicated team of DDoS mitigation experts specializing in DDoS prevention, offering immediate assistance for mitigating attacks, and a subscription to the A10 Threat Intelligence Service, leveraging collective intelligence to block known threats.

Our professional services team provides a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services, on-site installation and ongoing support.

Customers

Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2017, we had sold our products to more than 6,200 customers across 83 countries. Our customers include the top four United States wireless carriers, seven of the top 10 United States cable providers, and the top three service providers in Japan, in addition to other global enterprises, Web giants, gaming companies and governmental organizations. Our business is geographically diversified with 49% of our total revenue from the United States, 22% from Japan and 29% from other geographic regions for the year ended December 31, 2017. During the years ended December 31, 2017, 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 35%, 36% and 32% of our total revenue, respectively.

In 2016, one distribution channel partner accounted for 14% of our total revenue. In 2017 and 2015, no customer accounted for more than 10% of our total revenue.

Competition

As cloud and security trends continue to gain prominence, changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements to address application performance and security. These evolving demands have expanded our addressable market into DDoS protection, CGN and multiple areas of network security, where we compete with a number of companies not included among traditional ADC vendors. The agility and flexibility of the ACOS platform enables us to rapidly innovate and deploy solutions into adjacent markets to ADC. We have also enhanced our portfolio with the Harmony Controller, an intelligent management, automation, and analytics platform for secure application delivery in multi-cloud environments. This container and microservices-based product complements our comprehensive set of hardware, software and cloud offerings.

We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our main competitors fall into the following categories:

•	Companies that sell products in the traditional ADC market, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”);

•
Companies that sell open source, software-only, cloud-based ADC services, such as Avi Networks Inc. (“Avi Networks”), NGINX Inc. (“NGiNX”), and HAProxy Technologies, Inc. (“HAProxy”) as well as many startups;

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”) and Juniper Networks, Inc. (“Juniper Networks”);

•	Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”);

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Gi/SGi firewalls.

The key competitive factors in our markets include:

•	Ability to innovate and respond to customer needs rapidly;

•	Ability to address on-premise and cloud application environments in a secure, centrally managed manner;

•	Ability to accommodate any IT delivery model or combination of models, regardless of form factor;

•	Breadth and depth of product features and functionality;

•	Level of customer satisfaction;

•	Price, performance, and efficiency;

•	Ability for products to scale with high-speed network traffic;

•	Flexible and agile design of products;

•	Ability to detect and mitigate large-scale cyber security threats;

•	Brand awareness and reputation;

•	Strength of sales and marketing; and

•	Ability to attract and retain talented employees.

Sales and Marketing

Sales

Our high-touch salesforce engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 28 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our OEM and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 86%, 85% and 81% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Marketing

Our strategy is focused on driving greater demand for our products and services, and enabling sales to win as that demand broadens. Our marketing drives global demand generation campaigns, as well as additional awareness and demand via joint marketing campaigns with channel partners and strategic alliance partners worldwide. Our marketing also drives global awareness through industry analyst engagement, financial analyst engagement, media outreach, blogs, social media and events.

Manufacturing

We outsource the manufacturing of our hardware products to original design manufacturers. This approach allows us to benefit from the scale and experience of our manufacturing partners to reduce our costs, overhead and inventory while allowing us to adjust more quickly to changing customer demand. Our manufacturers are Lanner Electronics Inc. (“Lanner”), AEWIN Technologies Co., Ltd. (“AEWIN”) and iBase. These companies manufacture and assemble our hardware products using design specifications, quality assurance programs and standards established by us. Our manufacturers procure components and assemble our products based on our demand forecasts and purchase orders. These forecasts represent our estimates of future demand for our products based on historical trends and analysis from our sales and product management functions as adjusted for overall market conditions. The component parts incorporated into our products are sourced either by our manufacturing partners or directly by us.

We have agreements with Lanner with an initial term of one year and AEWIN with an initial term of six years pursuant to which they manufacture, assemble, and test our products. Each agreement automatically renews for successive one-year terms unless either party gives notice that they do not want to renew. We do not have any long-term manufacturing contracts that guarantee fixed capacity or pricing. Quality assurance and testing is performed at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse for the Americas and outsource warehousing and delivery to a third-party logistics provider in some regions.

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

We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customers and improving our competitive position. We supplement our own research and development effort with open source technologies and technologies that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.

Our engineering teams are located mainly in our headquarters in San Jose, California, Beijing, China, Bangalore, India and Taipei, Taiwan. For the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $63.0 million, $60.7 million and $54.8 million, representing 27%, 27% and 28% of our total revenue, respectively.

Backlog

As of December 31, 2017 and 2016, we had product backlog of approximately $9.3 million and $19.5 million. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2017, 2016 and 2015, our total revenue was $235.4 million, $227.3 million and $196.3 million, respectively, representing growth of 20% from 2015 to 2017. Our total revenue grew 16% in 2016 as compared to 2015 and grew 4% in 2017 as compared to 2016. For the years ended December 31, 2017, 2016 and 2015, our gross margin was 77.4%, 76.1% and 75.3%, respectively. We had net losses of $10.8 million, $22.4 million and $41.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2017, we had 107 United States (“U.S.”) patents issued and 63 U.S. patent applications pending, and 53 overseas patents issued and 32 overseas patent applications pending. Our issued U.S. patents, excluding 22 patents that we acquired, expire between 2025 and 2036. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of or integration into our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the United States and other jurisdictions. See Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for additional information regarding the risks associated with protecting our intellectual property.

Employees

As of December 31, 2017, we had 835 full-time employees, including 411 engaged in research and development and customer support, 349 in sales and marketing and 75 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

A10 Networks, Inc. was incorporated in the State of California in 2004 and subsequently reincorporated in the State of Delaware in March 2014. Our website is located at www.A10networks.com, and our investor relations website is located at http://investors.A10networks.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

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

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

As described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to material weaknesses in our internal control over financial reporting. While we have initiated remediation efforts to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations and penalties or stockholder litigation, and materially adversely impact our business and financial condition.

The Audit Committee’s investigation of certain accounting and internal control matters relating to our current and previously issued financial statements and the audit of our consolidated financial statements as of and for the year ended December 31, 2017 have been time-consuming and expensive, and may result in additional expense.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s internal investigation, the review of our accounting, the audit of our 2017 financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

Our failure to timely file periodic reports we are required to file under the Securities Exchange Act of 1934 could adversely affect the market for our common stock and make it more difficult for us to access the public markets to raise debt or equity capital.

We are filing this Annual Report on Form 10-K approximately five months after it was due. Because of the time required to complete and file this report, we also were unable to timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 (the “2018 Form 10-Qs”).

As previously disclosed, we received on April 3, 2018 a notice from the New York Stock Exchange (the “NYSE”) indicating that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of the delay in filing this Annual Report on Form 10-K. Although we are filing this Annual Report on Form 10-K within the NYSE’s six-month period to cure the filing delinquency, we have not filed the 2018 Form 10-Qs and, therefore, remain not in compliance with the NYSE’s continued listing requirements, which subjects us to the risk of delisting. A delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our common stock, may preclude us from using exemptions from certain state and federal securities regulations, and could adversely affect our ability to raise capital on terms acceptable to us or at all.

In addition, as a result of our inability to timely file our periodic reports under the Securities Exchange Act of 1934, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all periodic reports with the SEC for a period of twelve months. Our inability to use Form S-3 during this time period may have a negative impact on our ability to access the public capital markets in a timely fashion because we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. This may limit our ability to access the public markets to raise debt or equity.

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

We experienced net losses for the years ended December 31, 2017, 2016 and 2015. Although we experienced revenue growth over these periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the years ended December 31, 2017, 2016 and 2015, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking market or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

As a result of end-customer buying patterns and the efforts of our sales force and distribution channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of purchase orders and generated a substantial portion of revenue during the last few weeks of each quarter. We may be able to recognize such revenue in the quarter received, however, only if all of the requirements of revenue recognition are met by the end of the quarter. Any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, could result in delayed order fulfillment and thus decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (including delays by our customers or potential customers in consummating such purchase orders), our third-party manufacturers’ inability to manufacture and ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments or achieving specified acceptance criteria, our revenue for that quarter could fall below our, or our investors’ or securities analysts’ expectations, resulting in a decline in the trading price of our common stock.

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

The application networking market is intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•	Companies that sell products in the traditional ADC market, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”);

•
Companies that sell open source, software-only, cloud-based ADC services, such as Avi Networks Inc. (“Avi Networks”), NGINX Inc. (“NGiNX”), and HAProxy Technologies, Inc. (“HAProxy”) as well as many startups;

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”) and Juniper Networks, Inc. (“Juniper Networks”);

•	Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”):

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Gi/SGi firewalls.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2017, 2016 and 2015, purchases from our ten largest end-customers accounted for approximately 35%, 36% and 32% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 46%, 42% and 44% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our business could be adversely impacted by changes demanded by our customers in the deployment and payment models for our products.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2017, 2016 and 2015, approximately 51%, 49% and 46% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 28 countries, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and possible longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•	general economic and political conditions in these foreign markets;

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.4 million and $1.6 million unfavorable for the years ended December 31, 2017 and 2016, respectively. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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
On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union (commonly referred to as “Brexit”). The Brexit vote creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.
The result of the Brexit vote means that the nature of the United Kingdom’s long-term relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of economic instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition and prospects.
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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime or state-sponsored groups, and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addition, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse or wrongly configure our products or otherwise fall prey to attacks that our products cannot protect against, which may result in loss or a breach of business data, data being inaccessible due to a “ransomware” attack, or other security incidents. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

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

•
the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, to remediate harms potentially caused by those vulnerabilities, or to identify and ramp up production with third-party providers;

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union has adopted a General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which took full effect on May 25, 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 4%, 16% and 9% in 2017, 2016 and 2015 as compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we recently identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit

Facility requires us to satisfy specified covenants. As of the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all covenants except for the annual audited financial statement with an unqualified opinion no later than 180 days after the last day of the fiscal year. However, SVB has granted a forbearance on this requirement through August 31, 2018. If we continue to remain in noncompliance, or fail to comply with these covenants in the future, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility.

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

Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

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

In addition, from time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, the Tax Act creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income , or GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. We are still evaluating the tax provisions related to GILTI and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what is the anticipated impact.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will adopt Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results. See Note 1 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, together with affiliated entities, own 39.0% of our outstanding common stock as of December 31, 2017. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

Certain stockholders could attempt to influence changes at the Company, which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time-to-time seek to acquire a controlling stake in us, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering (“IPO”) in March 2014. In January 2015, several substantially identical putative class action lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers and in June 2015, a related shareholder derivative action was filed. The consolidated securities class actions and the derivative action were settled in 2016 and dismissed in the first quarter of 2017. In March 2018, a putative class action lawsuit alleging violations of securities laws was filed against us and certain of our current and former executive officers, and in May 2018, a related shareholder derivative action was filed. In March 2018, the United States Securities and Exchange Commission began a private investigation into any securities laws violations by us or persons currently or formerly affiliated with us. Current or future securities litigation, including any related shareholder derivative litigation or investigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2017, there were approximately 5.0 million vested and exercisable options to purchase our common stock, in addition to the 71.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2017 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will remain an emerging growth company until the earliest of: (a) the last day of the year (i) following the fifth anniversary of the completion of the initial public offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we qualify as a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (b) the date on which we have issued more than $1.07 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

We are obligated to implement and maintain effective internal control over financial reporting. As of December 31, 2017, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We have, in the past, experienced and are currently experiencing issues with our internal control over financial reporting. We have discovered and it is possible that we may discover in the future significant deficiencies or material weaknesses in our internal control over financial reporting. Current significant deficiencies and material weaknesses have resulted in a restatement of certain of our financial reports, as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. If, in any future reporting periods, we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the year following the date we are no longer an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors; provided, that at the 2018 annual meeting of stockholders, our stockholders will be voting on a proposal to declassify our board of directors;

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

Additional information with respect to this Item may be found in Note 6. Commitments and Contingencies, in the notes to consolidated financial statements of this Annual Report on Form 10-K, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “ATEN” since March 21, 2014. Prior to that time, there was no public market for our stock. The following table sets forth the high and low closing sales price per share of our common stock for the periods indicated.

	Fiscal Year 2017 Quarter Ended				Fiscal Year 2016 Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Low	$7.72	$7.90	$6.08	$7.20	$4.92	$5.74	$6.52	$7.44
High	$9.78	$9.55	$8.25	$8.14	$6.61	$6.92	$10.69	$10.77

There were approximately 137 stockholders of record on August 24, 2018. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings, if any, and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements, any contractual limitations and overall financial conditions.

Company Stock Performance

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on March 21, 2014 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.

180
160
140
120
100
80
60
40
20
0
Value
03/21/14
12/31/14
12/31/15
12/31/16
12/31/17
A10 Networks, Inc.
Russell 1000 Index
NASDAQ Composite

	3/21/14	12/31/14	12/31/15	12/31/16	12/31/17
A10 Networks, Inc.	$100.00	$26.90	$40.47	$51.26	$47.62
NASDAQ Composite	$100.00	$110.74	$117.08	$125.87	$161.42
Russell 1000	$100.00	$109.61	$108.41	$118.92	$141.93

Issuer Purchases of Equity Securities

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this program as of December 31, 2017.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the consolidated statement of operations and the consolidated balance sheet data for the fiscal years 2017, 2016 and 2015 from the consolidated audited financial statements included in Part II, Item 8 included in this Annual Report on Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the fiscal years 2014 and 2013 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K. As our historical operating results are not necessarily indicative of future operating results, these selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 included in this Annual Report on Form 10-K.

As discussed in Note 2 - Restatement of Previously Issued Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, we have restated our audited financial statements as of and for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015	2014	2013
		(Restated)	(Restated)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$235,429	$227,297	$196,285	$179,507	$141,738
Cost of revenue	$53,318	$54,413	$48,402	$42,937	$33,396
Gross profit	$182,111	$172,884	$147,883	$136,570	$108,342
Loss from operations	$(10,372)	$(20,570)	$(40,309)	$(30,271)	$(22,843)
Net loss attributable to common stockholders	$(10,751)	$(22,391)	$(41,897)	$(35,870)	$(29,078)
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.34)	$(0.67)	$(0.74)	$(3.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	70,053	65,701	62,428	48,682	9,262

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$131,134	$114,347	$98,117	$91,905	$20,793
Working capital	$111,076	$95,285	$89,550	$100,656	$15,122
Total assets	$224,858	$216,733	$189,892	$186,980	$93,794
Total debt	$—	$—	$—	$—	$20,000
Deferred revenue, net (current and non-current)	$94,637	$91,617	$72,008	$57,220	$41,232
Redeemable convertible preferred stock	$—	$—	$—	$—	$81,426
Convertible preferred stock	$—	$—	$—	$—	$44,749
Total stockholders’ equity (deficit)	$98,386	$82,752	$78,205	$96,565	$(134,880)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. In addition to historical information, the discussion below contains certain forward‑looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Form 10-K and elsewhere in this document.

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note - 2 Restatement of Previously Issued Consolidated Financial Statements to our audited consolidated financial statements in Part II, Item 8 included in this Annual Report on Form 10-K.

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic IT and network infrastructures. Our portfolio of software and hardware solutions combines industry-leading performance and scale with advanced intelligent automation, machine learning, data driven analytics, and threat intelligence to ensure security and availability of customer applications across their multi-cloud networks, including on-premise, private and public clouds.

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder ADC, Lightning ADC, Thunder CGN, Thunder TPS, Thunder SSLi and Thunder CFW and intelligent management, and automation tools; Harmony Controller and aGalaxy. Our products are offered in a variety of form factors and payment models, including physical appliances and software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2017, we had sold products to approximately 6,200 customers across 83 countries.

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

During the year ended December 31, 2017, 49% of our total revenue was generated from the United States, 22% from Japan and 29% from other geographical regions. During the year ended December 31, 2016, 51% of our total revenue was generated from the United States, 23% from Japan and 26% from other geographical regions. During 2015, 54% of our total revenue was generated from the United States, 18% from Japan and 28% from other geographical regions.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. During the years ended December 31, 2017, 2016 and 2015, purchases from our ten largest end-customers accounted for 35%, 36% and 32% of our total revenue, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.
We had $46.6 million of cash and cash equivalents and $84.6 million of marketable securities as of December 31, 2017. Cash generated by operating activities was $14.3 million in 2017 as compared to $18.8 million in 2016.

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

	Years Ended December 31,
	2017		2016		Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percent
Revenue:
Products	$149,903	63.7%	$152,308	67.0%	$(2,405)	(1.6)%
Services	85,526	36.3	74,989	33.0	10,537	14.1%
Total revenue	235,429	100.0	227,297	100.0	8,132	3.6%
Cost of revenue:
Products	36,269	15.4	37,520	16.5	(1,251)	(3.3)%
Services	17,049	7.2	16,893	7.4	156	0.9%
Total cost of revenue	53,318	22.6	54,413	23.9	(1,095)	(2.0)%
Gross profit	182,111	77.4	172,884	76.1	9,227	5.3%
Operating expenses:
Sales and marketing	101,360	43.1	104,360	45.9	(3,000)	(2.9)%
Research and development	62,991	26.8	60,700	26.7	2,291	3.8%
General and administrative	28,132	11.9	26,305	11.6	1,827	6.9%
Litigation and settlement expense	—	—	2,089	0.9	(2,089)	(100.0)%
Total operating expenses	192,483	81.8	193,454	85.1	(971)	(0.5)%
Loss from operations	(10,372)	(4.4)	(20,570)	(9.0)	10,198	49.6%
Non-operating income (expense):
Interest expense	(162)	—	(424)	(0.2)	262	61.8%
Interest and other income (expense), net	989	0.3	(640)	(0.3)	1,629	254.5%
Total non-operating income (expense), net	827	0.3	(1,064)	(0.5)	1,891	177.7%
Loss before income taxes	(9,545)	(4.1)	(21,634)	(9.5)	12,089	55.9%
Provision for income taxes	1,206	0.5	757	0.4	449	59.3%
Net loss	$(10,751)	(4.6)%	$(22,391)	(9.9)%	$11,640	52.0%

	Years Ended December 31,
	2016		2015		Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percent
Revenue:
Products	$152,308	67.0%	$134,931	68.7%	$17,377	12.9%
Services	74,989	33.0	61,354	31.3	13,635	22.2%
Total revenue	227,297	100.0	196,285	100.0	31,012	15.8%
Cost of revenue:
Products	37,520	16.5	32,763	16.7	4,757	14.5%
Services	16,893	7.4	15,639	8.0	1,254	8.0%
Total cost of revenue	54,413	23.9	48,402	24.7	6,011	12.4%
Gross profit	172,884	76.1	147,883	75.3	25,001	16.9%
Operating expenses:
Sales and marketing	104,360	45.9	104,531	53.2	(171)	(0.2)%
Research and development	60,700	26.7	54,843	27.9	5,857	10.7%
General and administrative	26,305	11.6	26,614	13.6	(309)	(1.2)%
Litigation and settlement expense	2,089	0.9	2,204	1.1	(115)	(5.2)%
Total operating expenses	193,454	85.1	188,192	95.8	5,262	2.8%
Loss from operations	(20,570)	(9.0)	(40,309)	(20.5)	19,739	49.0%
Non-operating income (expense):
Interest expense	(424)	(0.2)	(509)	(0.3)	85	16.7%
Interest and other income (expense), net	(640)	(0.3)	(332)	(0.2)	(308)	(92.8)%
Total non-operating income (expense), net	(1,064)	(0.5)	(841)	(0.5)	(223)	(26.5)%
Loss before income taxes	(21,634)	(9.5)	(41,150)	(21.0)	19,516	47.4%
Provision for income taxes	757	0.4	747	0.3	10	1.3%
Net loss	$(22,391)	(9.9)%	$(41,897)	(21.3)%	$19,506	46.6%

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Revenue:
Products	$149,903	$152,308	$(2,405)	(2)%
Services	85,526	74,989	10,537	14%
Total revenue	$235,429	$227,297	$8,132	4%
Revenue by geographic location:
United States	$115,536	$115,706	$(170)	—%
Japan	51,488	52,951	(1,463)	(3)%
Asia Pacific, excluding Japan	33,189	29,829	3,360	11%
EMEA	27,859	23,669	4,190	18%
Other	7,357	5,142	2,215	43%
Total revenue	$235,429	$227,297	$8,132	4%

	Years Ended December 31,		Net Change
	2016	2015	Amount	Percent
Revenue:
Products	$152,308	$134,931	$17,377	13%
Services	74,989	61,354	13,635	22%
Total revenue	$227,297	$196,285	$31,012	16%
Revenue by geographic location:
United States	$115,706	$105,340	$10,366	10%
Japan	52,951	35,636	17,315	49%
Asia Pacific, excluding Japan	29,829	23,847	5,982	25%
EMEA	23,669	26,025	(2,356)	(9)%
Other	5,142	5,437	(295)	(5)%
Total revenue	$227,297	$196,285	$31,012	16%

2017 Revenue Compared to 2016 Revenue

Total revenue increased $8.1 million, or 4%, in 2017 as compared to 2016, due to a $10.5 million increase in services revenue, partially offset by a $2.4 million decrease in products revenue. Revenue from service provider and enterprise customers increased 11% and decreased 2%, respectively, in 2017 as compared to 2016.

Products revenue decreased $2.4 million, or 2%, in 2017 as compared to 2016, which is primarily attributable to decreases from the United States and Japan, partially offset by increases from EMEA and Asia Pacific excluding Japan. Products revenue from service provider and enterprise customers increased 11% and decreased 11%, respectively, in 2017 as compared to 2016.

Services revenue increased $10.5 million, or 14%, in 2017 as compared to 2016, which is primarily attributable to the increase in PCS sales in connection with our increased installed customer base. During 2017, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 19% as compared to the same measure in 2016. Services revenue from service provider and enterprise customers increased 11% and 16%, respectively, in 2017 as compared to 2016.

During 2017, $115.5 million, or 49%, of total revenue was generated from the United States, which remained relatively constant as compared to 2016. The decrease in products revenue was partially offset by higher services revenue attributable to the increase PCS sales in connection with our increased installed customer base.

During 2017, $51.5 million, or 22%, of total revenue was generated from Japan, which represents a 3% decrease in revenue as compared to 2016. The decrease in products revenue was partially offset by higher services revenue attributable to the increase PCS sales in connection with our increased installed customer base.

During 2017, $33.2 million, or 14%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 11% increase in revenue as compared to 2016. The increase was due to higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

During 2017, $27.9 million, or 12%, of total revenue was generated from EMEA, which represents a 18% increase in revenue as compared to 2016. The increase was due to higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

2016 Revenue Compared to 2015 Revenue

Total revenue increased $31.0 million, or 16% , in 2016 as compared to 2015, which consisted of a $17.4 million increase in products revenue and a $13.6 million increase in services revenue. Revenue from service provider and enterprise customers increased 11% and 20%, respectively, in 2016 as compared to 2015.

Products revenue increased $17.4 million, or 13% , in 2016 as compared to 2015, which is primarily attributable to increases from the United States, Japan and Asia Pacific excluding Japan, partially offset by a decrease from EMEA. Products revenue from service provider and enterprise customers increased 6% and 18%, respectively, in 2016 as compared to 2015.

Services revenue increased $13.6 million, or 22%, in 2016 as compared to 2015, which is primarily attributable to the increase in PCS sales in connection with our increasing installed customer base as well as an increase in our professional services and product-based subscription revenue. During 2016, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 28% as compared to the same measure in 2015. Services revenue from service provider and enterprise customers increased 22% each, in 2016 as compared to 2015.

During 2016, $115.7 million, or 51%, of total revenue was generated from the United States, which represents an 10% increase in revenue as compared to 2015. The increase was due to higher products revenue as well as higher PCS sales in connection with our increased installed customer base.

During 2016, $53.0 million, or 23%, of total revenue was generated from Japan, which represents a 49% increase in revenue as compared to 2015. The increase was primarily due to higher revenue from service provider customers and expansion to new customers in Japan. In addition, the favorable currency exchange impact of the Japanese yen on products revenue was $4.5 million during 2016.

During 2016, $29.8 million, or 13%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 25% increase in revenue as compared to 2015. The increase was due to higher products revenue resulting from expanding our presence in these regions as well as higher PCS sales in connection with our increased installed customer base.

During 2016, $23.7 million, or 10%, of total revenue was generated from EMEA, which represents a 9% decrease in revenue as compared to 2015. The decrease was due to lower products revenue as a result of overall economic weakness in the EMEA markets as well as personnel turnover in our Middle East operations, partially offset by an increase in services revenue.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Cost of revenue:
Products	$36,269	$37,520	$(1,251)	(3)%
Services	17,049	16,893	156	1%
Total cost of revenue	$53,318	$54,413	$(1,095)	(2)%

	Years Ended December 31,		Change
	2016	2015	Amount	Percent
Cost of revenue:
Products	$37,520	$32,763	$4,757	15%
Services	16,893	15,639	1,254	8%
Total cost of revenue	$54,413	$48,402	$6,011	12%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$113,634	75.8%	$114,788	75.4%	$(1,154)	0.4%
Services	68,477	80.1%	58,096	77.5%	10,381	2.6%
Total gross profit	$182,111	77.4%	$172,884	76.1%	$9,227	1.3%

	Years Ended December 31,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$114,788	75.4%	$102,168	75.7%	$12,620	(0.3)%
Services	58,096	77.5%	45,715	74.5%	12,381	3.0%
Total gross profit	$172,884	76.1%	$147,883	75.3%	$25,001	0.7%

2017 Gross Margin Compared to 2016 Gross Margin

Products gross margin increased by 0.4% in 2017 as compared to 2016 primarily due to the favorable impact as a result of lower inventory reserve for excess and obsolete products, partially offset by unfavorable geographic revenue mix. We had less sales from geographic regions and products with higher gross margins in 2017 as compared to 2016.

Services gross margin increased by 2.6% in 2017 as compared to 2016 primarily due to higher services revenue due to increased installed customer base while the personnel costs related to support, professional services and maintenance remained relatively constant.

2016 Gross Margin Compared to 2015 Gross Margin
Products gross margin decreased by 0.3% in 2016 as compared to 2015 primarily due to the unfavorable impact as result of higher inventory reserve for excess and obsolete products, partially offset by favorable geographic revenue mix. We had more sales from geographic regions and products with higher gross margins in 2016 as compared to 2015.

Services gross margin increased by 3.0% in 2016 as compared to 2015 primarily due to higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$101,360	$104,360	$(3,000)	(3)%
Research and development	62,991	60,700	2,291	4%
General and administrative	28,132	26,305	1,827	7%
Litigation expense	—	2,089	(2,089)	(100)%
Total operating expenses	$192,483	$193,454	$(971)	(1)%

	Years Ended December 31,		Change
	2016	2015	Amount	Percent
Operating expenses:
Sales and marketing	$104,360	$104,531	$(171)	—%
Research and development	60,700	54,843	5,857	11%
General and administrative	26,305	26,614	(309)	(1)%
Litigation and settlement expense	2,089	2,204	(115)	(5)%
Total operating expenses	$193,454	$188,192	$5,262	3%

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

Sales and marketing expenses decreased $3.0 million, or 3%, in 2017 as compared to 2016 primarily attributable to a $2.2 million decrease in personnel costs as a result of lower sales commissions and a $0.9 million decrease in travel and entertainment.

Sales and marketing expenses remained relatively unchanged in 2016 as compared to 2015 as a $0.9 million decrease in depreciation expense, a $0.8 million decrease in contractors and consultants fees and $0.7 million decrease in recruiting fees were partially offset by a $1.9 million increase in personnel costs due to higher headcount and a $0.3 million increase in rent for sales offices.

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

Research and development expenses increased $2.3 million, or 4%, in 2017 as compared to 2016 primarily attributable to a $1.0 million increase in personnel costs, a $0.5 million increase in contractors and consultants fees, a $0.4 million increase in expensed equipment and software subscription and a $0.4 million increase in depreciation expense.

Research and development expenses increased $5.9 million, or 11%, in 2016 as compared to 2015 primarily attributable to a $4.5 million increase in personnel costs due to higher headcount and impact from the acquisition of Appcito, a $0.6 million increase in amortization expense mainly due to purchased intangibles from the acquisition of Appcito and a $0.6 million increase in professional services.

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

General and administrative expenses increased $1.8 million, or 7%, in 2017 as compared to 2016 primarily attributable a $0.7 million increase in business and office, a $0.5 million increase in personnel costs and a $0.5 million increase in recruiting fees.

General and administrative expenses decreased $0.3 million, or 1%, in 2016 as compared to 2015 primarily attributable a $1.6 million decrease in contractors and consultants fees, a $1.2 million decrease in business and office expense due to lower bad debt expense and a $0.5 million decrease in professional services, partially offset by a $2.8 million increase in personnel costs.

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

We had no litigation and settlement expense in 2017. Litigation and settlement expense of $2.1 million in 2016 was due to the class action and the derivative action lawsuits which were settled in the second quarter of 2016.

Litigation and settlement expense decreased $0.1 million in 2016 as compared to 2015 due to fewer litigation-related activities following the agreements to settle the Class Action and the Derivative Action lawsuits in 2016.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At December 31, 2017 and 2016, we had no outstanding balances on our credit facility.  We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial in 2017, 2016 and 2015.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, increased $1.6 million in 2017 as compared to 2016 primarily due to a $1.2 million increase in foreign exchange gain and a $0.4 million increase in interest income.
Interest and other income (expense), net, decreased $0.3 million in 2016 as compared to 2015 primarily due to a $1.0 million increase in foreign exchange losses, partially offset by a $0.8 million increase in interest income.

Provision for Income Taxes

We recorded income tax provision of $1.2 million, $0.8 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the reduction in the U.S. corporate income tax rate, we revalued our U.S. net deferred tax asset at December 31, 2017. The revaluation is based on the rates at which the U.S. net deferred tax assets are expected to reverse in the future. There was no impact to the balance sheet and income statement due to the full valuation allowance placed on the deferred tax assets for the U.S. We will continue to review and assess the potential future impact of the legislation and how it may apply to future periods. Please see Note 9. Income Taxes to the consolidated financial statements in Part II, Item 8 for further details.

Liquidity and Capital Resources

 As of December 31, 2017, we had cash and cash equivalents of $46.6 million, including approximately $4.8 million held outside the United States in our foreign subsidiaries, and $84.6 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2017, we had working capital of $111.1 million, an accumulated deficit of $257.0 million and total stockholders’ equity of $98.4 million.

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

On October 27, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. During the years ended December 31, 2017 and 2016, we repurchased 451,259 shares at an average price of $6.81 and 226,676 shares at an average price of $7.92, respectively, as part of this publicly announced program which expired on October 23, 2017. We used approximately $3.1 million and $1.8 million of cash for share repurchases during the years ended December 31, 2017 and 2016, respectively.

On October 23, 2017, our board of directors authorized another share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of December 31, 2017.

In addition, as described in Note 6. Commitments and Contingencies to the consolidated financial statements, we are currently, or may be from time to time be, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Facility

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1:50:1.00, as determined in accordance with the 2016 Credit Facility. We had no outstanding balance under the 2016 Credit Facility and were in compliance with all covenants as of December 31, 2017 except for the annual audited financial statement with an unqualified opinion no later than 180 days after the last day of the fiscal year. However, SVB has granted a forbearance on this requirement through August 31, 2018.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$14,314	$18,778	$3,391
Investing activities	(5,142)	(96,355)	(3,477)
Financing activities	8,420	8,435	6,298
Net increase (decrease) in cash and cash equivalents	$17,592	$(69,142)	$6,212

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

During the year ended December 31, 2017, cash provided by operating activities was $14.3 million, consisting of a net loss of $10.8 million, a cash decrease resulting from the net change in operating assets and liabilities of $1.4 million and non-cash charges of $26.4 million. Our non-cash charges consisted primarily of stock-based compensation of $17.2 million, depreciation and amortization of $8.5 million and provision for doubtful accounts and sales returns allowance of $1.1 million. The net change in our operating assets and liabilities primarily reflect an inflow from the changes in accounts receivable of $12.4 million and deferred revenue of $3.0 million, and an outflow from the change in accrued liabilities of $8.9 million, inventory of $4.7 million, prepaid expenses and other assets of $2.4 million and accounts payable of $0.9 million.

The decrease in accounts receivable was primarily due to the timing of billing and cash collections. The increase in deferred revenue was primarily due to higher contract renewals. The decrease in accrued liabilities was primarily due to lower accrued bonuses and commissions. The increase in inventory was primarily due to lower product shipments. The increase in prepaid expenses and other assets was primarily due to prepaid royalties, software subscription renewals and prepaid expenses and deposit related to a sales event. The decrease in accounts payable was primarily due to the timing of vendor invoice payments.

During the year ended December 31, 2016, cash provided by operating activities was $18.8 million, consisting of a net loss of $22.4 million, a cash increase resulting from the net change in operating assets and liabilities of $13.5 million and non-

cash charges of $27.6 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, depreciation and amortization of $8.3 million and provision for doubtful accounts and sales returns allowance of $1.6 million. The net change in our operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $19.6 million, accrued liabilities of $3.1 million and inventory of $0.5 million, and an outflow from the change in accounts receivable of $8.7 million.

During the year ended December 31, 2015, cash provided by operating activities was $3.4 million, consisting of a net loss of $41.9 million, a cash increase resulting from the net change in operating assets and liabilities of $17.3 million and non-cash charges of $28.0 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, depreciation and amortization of $8.7 million and provision for doubtful accounts and sales returns allowance of $2.5 million. Net change in our operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $14.8 million, accounts payable and accrued liabilities of $6.5 million, and an outflow from the change in accounts receivable of $3.0 million.

Cash Flows from Investing Activities

During the year ended December 31, 2017, cash used in investing activities was $5.1 million, consisting of purchases of property and equipment of $5.7 million, partially offset by net proceeds from sales and maturities of marketable securities of  $0.6 million.

During the year ended December 31, 2016, cash used in investing activities was $96.4 million, primarily consisting of net purchases of marketable securities of $85.6 million, purchases of property and equipment of $4.9 million, payment for the acquisition of substantially all of the assets of Appcito Inc. of $4.4 million and purchase of an intangible asset of $1.5 million.

During the years ended December 31, 2015, cash used in investing activities was $3.5 million for purchases of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock of issuances under our equity incentive plans of $12.2 million, partially offset by the stock repurchase and retirement of common stock of $3.1 million and payment of contingent consideration of $0.7 million.

During the year ended December 31, 2016, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock of issuances under our equity incentive plans of $10.3 million, partially offset by the stock repurchase and retirement of common stock of $1.8 million.

During the year ended December 31, 2015, cash provided by financing activities was $6.3 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments, and other contractual obligations.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Leases and Other Contractual Obligations	$10,900	$4,001	$5,399	$1,500	$—
Purchase Commitments	10,368	10,368	—	—	—
	$21,268	$14,369	$5,399	$1,500	$—

The contractual obligations table above excludes $3.8 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and product-based subscription; and (ii) services revenue, which include post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

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

•
Collection is reasonably assured. We assess probability of collection on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services. For sales made through distribution channel partners, collectability is assessed independent of the end customer’s ability to pay.

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

Stock-Based Compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units (“RSUs”) is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market-performance based restricted stock units (“MSUs”) is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

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

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements may be found in Note 1. Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K.

Supplementary Financial Information

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended December 31, 2017 and December 31, 2016. This unaudited information has been restated for the effects of the Revenue Recognition Adjustments more fully described in Note 2. Restatement of Previously Issued Consolidated Financial Statements included within Part II, Item 8 of this Form 10-K, has been prepared on a basis consistent with our annual financial statements and includes all adjustments necessary for the fair presentation of the unaudited quarterly data (unaudited, in thousands, except per share amounts).

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Restated)	(Restated)	(Restated)
Revenue:
Products	$43,698	$32,828	$40,404	$32,973
Services	20,236	21,145	21,601	22,544
Total revenue	63,934	53,973	62,005	55,517
Cost of revenue:
Products	10,502	8,265	9,357	8,145
Services	4,241	4,535	4,510	3,763
Total cost of revenue	14,743	12,800	13,867	11,908
Gross profit	49,191	41,173	48,138	43,609
Operating expenses:
Sales and marketing	26,263	25,561	26,930	22,606
Research and development	17,042	16,490	15,997	13,462
General and administrative	7,647	6,852	6,945	6,688
Total operating expenses	50,952	48,903	49,872	42,756
Income (loss) from operations	(1,761)	(7,730)	(1,734)	853
Non-operating income (expense):
Interest expense	(44)	(64)	(20)	(34)
Interest and other income (expense), net	842	(26)	(37)	210
Total non-operating income (expense), net	798	(90)	(57)	176
Income (loss) before income taxes	(963)	(7,820)	(1,791)	1,029
Provision for income taxes	374	135	454	243
Net income (loss)	$(1,337)	$(7,955)	$(2,245)	$786
Net income (loss) per share - basic and diluted	$(0.02)	$(0.11)	$(0.03)	$0.01
Weighted-average shares used in computing net loss per share - basic	68,571	69,770	70,705	71,145
Weighted-average shares used in computing net loss per share - diluted	68,571	69,770	70,705	74,559

	For the Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Revenue:
Products	$39,706	$43,698	$32,100	$32,828	$39,389	$40,404
Services	20,580	20,236	21,589	21,145	22,030	21,601
Total revenue	60,286	63,934	53,689	53,973	61,419	62,005
Cost of revenue:
Products	9,784	10,502	8,070	8,265	9,119	9,357
Services	4,360	4,241	4,623	4,535	4,640	4,510
Total cost of revenue	14,144	14,743	12,693	12,800	13,759	13,867
Gross profit	46,142	49,191	40,996	41,173	47,660	48,138
Operating expenses:
General and administrative	7,161	7,647	6,989	6,852	6,878	6,945
Total operating expenses	50,466	50,952	49,040	48,903	49,805	49,872
Income (loss) from operations	(4,324)	(1,761)	(8,044)	(7,730)	(2,145)	(1,734)
Income (loss) before income taxes	(3,526)	(963)	(8,134)	(7,820)	(2,202)	(1,791)
Net income (loss)	$(3,900)	$(1,337)	$(8,269)	$(7,955)	$(2,656)	$(2,245)
Net income (loss) per share - basic and diluted	$(0.06)	$(0.02)	$(0.12)	$(0.11)	$(0.04)	$(0.03)
Weighted-average shares used in computing net loss per share - basic and diluted	68,571	68,571	69,770	69,770	70,705	70,705

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Products	$37,898	$38,846	$35,057	$40,507
Services	17,118	18,210	19,401	20,260
Total revenue	55,016	57,056	54,458	60,767
Cost of revenue:
Products	8,876	9,873	8,826	9,945
Services	4,494	4,283	4,046	4,070
Total cost of revenue	13,370	14,156	12,872	14,015
Gross profit	41,646	42,900	41,586	46,752
Operating expenses:
Sales and marketing	26,768	26,773	24,331	26,488
Research and development	14,777	14,486	15,968	15,469
General and administrative	6,701	6,590	6,294	6,720
Litigation expense	1,791	202	66	30
Total operating expenses	50,037	48,051	46,659	48,707
Income (loss) from operations	(8,391)	(5,151)	(5,073)	(1,955)
Non-operating income (expense):
Interest expense	(126)	(126)	(145)	(27)
Interest and other income (expense), net	215	1,020	309	(2,184)
Total non-operating income (expense), net	89	894	164	(2,211)
Loss before income taxes	(8,302)	(4,257)	(4,909)	(4,166)
Provision for income taxes	204	59	298	196
Net loss	$(8,506)	$(4,316)	$(5,207)	$(4,362)
Net loss per share - basic and diluted	$(0.13)	$(0.07)	$(0.08)	$(0.06)
Weighted-average shares used in computing net loss per share - basic and diluted	64,309	64,861	66,260	67,505

	For the Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)	(As Previously Reported)	(Restated)
Revenue:
Products	$36,374	$37,898	$38,797	$38,846	$35,275	$35,057	$43,474	$40,507
Services	17,430	17,118	18,333	18,210	19,793	19,401	20,527	20,260
Total revenue	53,804	55,016	57,130	57,056	55,068	54,458	64,001	60,767
Cost of revenue:
Products	8,698	8,876	9,804	9,873	8,795	8,826	10,383	9,945
Services	4,529	4,494	4,405	4,283	4,153	4,046	4,143	4,070
Total cost of revenue	13,227	13,370	14,209	14,156	12,948	12,872	14,526	14,015
Gross profit	40,577	41,646	42,921	42,900	42,120	41,586	49,475	46,752
Operating expenses:
General and administrative	6,661	6,701	7,230	6,590	6,305	6,294	6,867	6,720
Total operating expenses	49,997	50,037	48,691	48,051	46,670	46,659	48,854	48,707
Income (loss) from operations	(9,420)	(8,391)	(5,770)	(5,151)	(4,550)	(5,073)	621	(1,955)
Loss before income taxes	(9,331)	(8,302)	(4,876)	(4,257)	(4,386)	(4,909)	(1,590)	(4,166)
Net loss	$(9,535)	$(8,506)	$(4,935)	$(4,316)	$(4,684)	$(5,207)	$(1,786)	$(4,362)
Net loss per share - basic and diluted	$(0.15)	$(0.13)	$(0.08)	$(0.07)	$(0.07)	$(0.08)	$(0.03)	$(0.06)
Weighted-average shares used in computing net loss per share - basic and diluted	64,309	64,309	64,861	64,861	66,260	66,260	67,505	67,505

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

The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest and other income (expense), net in the consolidated statements of operations. A significant fluctuation in the exchange rates between our subsidiaries’ local currencies, especially the Japanese yen, British Pound and Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

We recorded $0.4 million, $1.6 million and $0.5 million foreign exchange loss during the years ended December 31, 2017, 2016 and 2015, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Risk

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of December 31, 2017, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At December 31, 2017, our investment portfolio included marketable securities with an aggregate fair market value of $84.6 million and a cost basis of $84.7 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2017 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2017	50 BPS	100 BPS	150 BPS
Marketable securities	$85,258	$85,030	$84,798	$84,567	$84,335	$84,103	$83,872

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(*) The consolidated financial statements for the years ended December 31, 2016 and 2015 have been restated as further discussed in Note 2 to these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of A10 Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A10 Networks and subsidiaries (the “Company”) as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2016 and 2015 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying 2016 and 2015 financial statements have been restated to correct for misstatements.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Jose, California
August 28, 2018

We have served as the Company’s auditor since 2011.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2017	December 31, 2016	December 31, 2015
		(As Restated, Note 2)	(As Restated, Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$46,567	$28,975	$98,117
Marketable securities	84,567	85,372	—
Accounts receivable, net of allowances of $983, $1,920 and $2,660 respectively	48,266	61,287	54,753
Inventory	17,577	15,849	18,657
Prepaid expenses and other current assets	6,825	5,221	5,064
Total current assets	203,802	196,704	176,591
Property and equipment, net	9,913	8,219	8,903
Goodwill	1,307	1,307	72
Intangible assets	5,190	6,633	795
Other non-current assets	4,646	3,870	3,531
Total Assets	$224,858	$216,733	$189,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,033	$9,851	10,508
Accrued liabilities	21,835	31,525	27,757
Deferred revenue, current	61,858	60,043	48,776
Total current liabilities	92,726	101,419	87,041
Deferred revenue, non-current	32,779	31,574	23,232
Other non-current liabilities	967	988	1,414
Total Liabilities	126,472	133,981	111,687
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.00001 - 500,000 shares authorized; 71,692, 67,873 and 64,172 shares issued and outstanding, respectively	1	1	1
Additional paid-in capital	355,533	328,869	301,886
Accumulated other comprehensive loss	(123)	(45)	—
Accumulated deficit	(257,025)	(246,073)	(223,682)
Total Stockholders’ Equity	98,386	82,752	78,205
Total Liabilities and Stockholders’ Equity	$224,858	$216,733	$189,892

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
		(As Restated, Note 2)	(As Restated, Note 2)
Revenue:
Products	$149,903	$152,308	$134,931
Services	85,526	74,989	61,354
Total revenue	235,429	227,297	196,285
Cost of revenue:
Products	36,269	37,520	32,763
Services	17,049	16,893	15,639
Total cost of revenue	53,318	54,413	48,402
Gross profit	182,111	172,884	147,883
Operating expenses:
Sales and marketing	101,360	104,360	104,531
Research and development	62,991	60,700	54,843
General and administrative	28,132	26,305	26,614
Litigation and settlement expense	—	2,089	2,204
Total operating expenses	192,483	193,454	188,192
Loss from operations	(10,372)	(20,570)	(40,309)
Non-operating income (expense):
Interest expense	(162)	(424)	(509)
Interest and other income (expense), net	989	(640)	(332)
Total non-operating income (expense), net	827	(1,064)	(841)
Loss before income taxes	(9,545)	(21,634)	(41,150)
Provision for income taxes	1,206	757	747
Net loss	$(10,751)	$(22,391)	$(41,897)
Net loss per share:
Basic and diluted	$(0.15)	$(0.34)	$(0.67)
Weighted-average shares used in computing net loss per share:
Basic and diluted	70,053	65,701	62,428

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
		(As Restated, Note 2)	(As Restated, Note 2)
Net loss	$(10,751)	$(22,391)	$(41,897)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(78)	(45)	—
Comprehensive loss	$(10,829)	$(22,436)	$(41,897)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2014	61,377	$1	$278,349	$(181,785)	$—	$96,565
Stock-based compensation expense	—	—	16,861	—	—	16,861
Common stock issued under employee equity incentive plans	2,700	—	6,232	—	—	6,232
Vesting of early exercise stock options	95	—	444	—	—	444
Net loss (As Restated, Note 2)	—	—	—	(41,897)	—	(41,897)
Balance at December 31, 2015 (As Restated, Note 2)	64,172	1	301,886	(223,682)	—	78,205
Stock-based compensation expense		—	16,922	—	—	16,922
Common stock issued under employee equity incentive plans	3,664	—	10,336	—	—	10,336
Common stock issued under asset purchase agreement	227	—	1,313	—	—	1,313
Vesting of early exercise stock options	37	—	211	—	—	211
Repurchase and retirement of common stock	(227)	—	(1,799)	—	—	(1,799)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(45)	(45)
Net loss (As Restated, Note 2)		—	—	(22,391)		(22,391)
Balance at December 31, 2016 (As Restated, Note 2)	67,873	1	328,869	(246,073)	(45)	82,752
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	201	(201)	—	—
Stock-based compensation expense	—	—	17,203	—	—	17,203
Common stock issued under employee equity incentive plans	4,256	—	12,244	—	—	12,244
Vesting of early exercise stock options	14	—	87	—	—	87
Repurchase and retirement of common stock	(451)	—	(3,071)	—	—	(3,071)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(78)	(78)
Net loss	—	—	—	(10,751)	—	(10,751)
Balance at December 31, 2017	71,692	$1	$355,533	$(257,025)	$(123)	$98,386

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
		(As Restated, Note 2)	(As Restated, Note 2)
Cash flows from operating activities:
Net loss	$(10,751)	$(22,391)	$(41,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,511	8,267	8,716
Stock-based compensation	17,203	16,922	16,861
Provision for doubtful accounts and sales returns	1,147	1,579	2,531
Other non-cash items	(422)	875	(82)
Changes in operating assets and liabilities:
Accounts receivable, net	12,362	(8,724)	(2,952)
Inventory	(4,669)	479	(796)
Prepaid expenses and other assets	(2,399)	(180)	(405)
Accounts payable	(942)	(334)	1,109
Accrued liabilities	(8,868)	3,140	5,345
Accrued litigation expenses	(3)	(151)	6
Deferred revenue	3,018	19,609	14,788
Other	127	(313)	167
Net cash provided by operating activities	14,314	18,778	3,391
Cash flows from investing activities:
Proceeds from sales of marketable securities	27,901	9,878	—
Maturities of marketable securities	60,138	30,750	—
Purchases of marketable securities	(87,447)	(126,231)	—
Purchases of property and equipment	(5,734)	(4,872)	(3,477)
Purchase of intangible asset	—	(1,500)	—
Payment for acquisition	—	(4,380)	—
Net cash used in investing activities	(5,142)	(96,355)	(3,477)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	12,244	10,336	6,019
Repurchase and retirement of common stock	(3,071)	(1,799)	—
Payment of contingent consideration	(650)	—	—
Other	(103)	(102)	279
Net cash provided by financing activities	8,420	8,435	6,298
Net increase (decrease) in cash and cash equivalents	17,592	(69,142)	6,212
Cash and cash equivalents - beginning of period	28,975	98,117	91,905
Cash and cash equivalents - end of period	$46,567	$28,975	$98,117
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$1,108	$581	$980
Cash paid for interest	$111	$194	$170

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
		(As Restated, Note 2)	(As Restated, Note 2)
Non-Cash Investing and Financing Activities:
Inventory transfers to property and equipment	$2,946	$2,360	$2,840
Vesting of early exercised stock options	$87	$211	$444
Purchases of property and equipment included in accounts payable	$286	$162	$486
Common stock issued under asset purchase agreement	$—	$1,313	$—

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

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic
Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controllers (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Network Address Translation (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”), and two intelligent management and automation tools; Harmony Controller and aGalaxy. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, virtual appliances and cloud-native software.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated balance sheets and the consolidated statements of cash flows. We have presented goodwill as a separate line item from intangible assets in the consolidated balance sheet as of December 31, 2016 and goodwill and intangible assets as separate line items from other non-current assets as of December 31, 2015. We have separately presented the line items “Proceeds from sales of marketable securities” and “Maturities of marketable securities” as opposed to our historical consolidated presentation of “Proceeds from sales and maturities of marketable securities” in the consolidated statement of cash flows for the fiscal year ended December 31, 2016.

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

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Our cash equivalents consist of money market funds.

Marketable securities

We classify our investments in debt and equity securities as available-for-sale and record these investments at fair value. These investments are classified as current assets and included in marketable securities on the consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method and are reflected in our consolidated statements of operations. Realized gains and losses and other-than-temporary impairment charges, if any, on marketable securities are reported in interest and other income (expense), net as incurred.

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

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we perform a two-step impairment test on goodwill. The first step requires the identification of the reporting units and a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. There was no impairment of goodwill during the fiscal years ended December 31, 2017, 2016 and 2015.

Intangible Assets

Intangible assets consist of developed technology and patents resulting from acquisitions. Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. There was no impairment of intangible assets during the fiscal years ended December 31, 2017, 2016 and 2015.

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

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and product-based subscription; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

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

•
Collection is reasonably assured. We assess probability of collection on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates their financial condition and ability to pay for products and services. For sales made through distribution channel partners, collectability is assessed independent of the end customer’s ability to pay.

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

Stock-Based Compensation

Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period. The fair value of restricted stock units (“RSUs”) is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market-performance based restricted stock units (“MSUs”) is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2017, 2016 and 2015.

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

Vendor Business Concentration

We rely on third parties to manufacture our hardware appliances and we purchase raw materials from third-party vendors. We outsourced substantially all of our manufacturing services to three independent manufacturers. In addition, we purchase certain strategic component inventory which is consigned to our third-party manufacturers. Other hardware components included in our products are sourced from various suppliers by our manufacturers and are principally industry standard parts and components that are available from multiple vendors.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented, or our gross accounts receivable balance as of each respective balance sheet date. Revenue from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2017	2016	2015
Customer A	*	14%	*

* represents less than 10% of total revenue

No customer accounted for 10% of our total gross accounts receivable as of December 31, 2017. Three customers accounted for 16%, 13% and 12% of our total gross accounts receivable as of December 31, 2016. Two customers account for 26% and 11% of our total gross accounts receivable as of December 31, 2015.

Recently Adopted Accounting Guidance

In the first quarter 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to

Employee Share -Based Payment Accounting. The primary tax impact of the adoption was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The recognition of previously unrecognized excess tax benefits was adopted on a modified retrospective basis. The unrecognized excess tax benefits of $3.4 million as of January 1, 2017 had no impact on our accumulated deficit balance as we carried a full valuation allowance on the related deferred tax assets. The new guidance also requires companies to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period they arise. In addition, cash flows related to excess tax benefits will no longer be classified as a financing activity apart from other income tax cash flows. We adopted this change in presentation of excess tax benefits as an operating activity on the statements of cash flows on a prospective basis. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We elected to account for forfeitures as they occur rather than estimate expected forfeiture. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most of the existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services and requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which will result in the recognition of a contract asset on our consolidated balance sheet. It also requires increased disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

We will adopt Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. We expect to record a net reduction to opening accumulated deficit of $12.4 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 as follows:

•
A decrease in total deferred revenue of $4.0 million primarily due to the removal of the current limitation on contingent revenue that would have accelerated revenue recognition for certain of our historical revenue contracts; and

•
Recognition of a deferred commissions asset of $8.4 million due to the requirement to recognize incremental customer acquisition costs in our consolidated statement of operations as the related performance obligations are met as compared to the current recognition to expense as incurred.

In addition, the adoption of the standard does not have a significant impact to the provision for income taxes on our consolidated statements of operations, nor does it impact net cash provided by or used in operating, investing, or financing activities on our consolidated statements of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In July 2018, FASB issued ASU No. 2018-11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. This standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We will adopt this standard effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).” These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

 In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification. Disclosures related to the effect of the Tax Cuts and Jobs Act and our utilization of SAB 118 appear in Note 9 Income Taxes.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to us.

2. Restatement of Previously Issued Consolidated Financial Statements

Restatement Background

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2017, the Audit Committee of our Board of Directors (the “Audit Committee”) commenced an investigation (the “Investigation”) with the assistance of outside counsel relating to certain accounting and internal control matters at the Company, principally focused on certain revenue recognition matters from the fourth quarter of 2015 through the fourth quarter of 2017 inclusive. The investigation was conducted with the assistance of outside counsel and independent counsel. Counsel retained forensic accountants to assist with their work. The investigation commenced following the identification of violations of the Company's Insider Trading Policy and Code of Conduct by a mid-level employee within the finance department, and as a result it was determined that further review and procedures relating to certain accounting and internal control matters should be undertaken.

During the course of this Investigation, code of conduct breaches and accounting and financial reporting errors were identified. The matters primarily resulted in modification to the timing of the recognition of revenue in a limited number of sale transactions between the Company and its resellers and distributors. The Company determined the need to restate the consolidated financial statements as of and for the year ended December 31, 2016. The Company is also adjusting the consolidated financial statements as of and for the year ended December 31, 2015 to correct identified immaterial errors.

Revenue Recognition Adjustments

During the year ended December 31, 2016, revenue was recognized prematurely at the time, as it was determined that there was an oversight or misuse of facts which indicated that the reseller’s or distributor’s price was not fixed or determinable, or that collectability was not reasonably assured, because the reseller’s or distributor’s payment to the Company was contingent on resale of the product or the transaction included extended payment terms beyond the Company’s customary terms. During the year ended December 31, 2015, revenue on certain sale transactions was recognized prematurely, as it was determined that there was an oversight of facts that indicated collectability was not reasonably assured, because the reseller’s or distributor’s payment to the Company was contingent on resale of the product or the transaction included extended payment terms beyond the Company’s customary terms.

To correct these errors, the related revenue and cost of revenue were reversed in the period in which the accounting errors took place and, except for one 2016 transaction, have been recognized in subsequent periods when all of the revenue recognition criteria were met. Additionally, certain adjustments to reverse accounts receivable, net of allowances, recognize inventory, and adjust deferred revenue, current, were made to the consolidated balance sheet at the end of the period in which the accounting errors occurred.

Other Adjustments

In addition to the restatement adjustments described above, we have identified other revenue and expense classification errors that are not material, individually or in the aggregate that have been corrected in connection with the restatement.

Tax effect of restatement adjustments

The Company recorded adjustments to its deferred taxes as a result of the restatement. The overall impact of the restatement is an increase to deferred taxes with the corresponding increase to the valuation allowance with no impact to the effective tax rate or income tax expense.

Impact of the Restatement

The following table presents the consolidated balance sheet as previously reported, restatement adjustments and the consolidated balance sheet as restated at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Current Assets:
Accounts receivable	$66,755	$(5,468)	$61,287
Inventory	$15,070	$779	$15,849
Prepaid expenses and other current assets	$5,137	$84	$5,221
Total current assets	$201,309	$(4,605)	$196,704
Total Assets	$221,338	$(4,605)	$216,733
Current Liabilities:
Deferred revenue, current	$61,334	$(1,291)	$60,043
Total current liabilities	$102,710	$(1,291)	$101,419
Total Liabilities	$135,272	$(1,291)	$133,981
Accumulated deficit	$(242,759)	$(3,314)	$(246,073)
Total Stockholders’ Equity	$86,066	$(3,314)	$82,752
Total Liabilities and Stockholders’ Equity	$221,338	$(4,605)	$216,733

	December 31, 2015
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Current Assets:
Accounts receivable	$57,778	$(3,025)	$54,753
Inventory	$18,291	$366	$18,657
Total current assets	$179,250	$(2,659)	$176,591
Total Assets	$192,551	$(2,659)	$189,892
Current Liabilities:
Deferred revenue, current	$49,572	$(796)	$48,776
Total current liabilities	$87,837	$(796)	$87,041
Total Liabilities	$112,483	$(796)	$111,687
Accumulated deficit	$(221,819)	$(1,863)	$(223,682)
Total Stockholders’ Equity	$80,068	$(1,863)	$78,205
Total Liabilities and Stockholders’ Equity	$192,551	$(2,659)	$189,892

The following tables present the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31, 2016
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$153,920	$(2,858)	$1,246	$152,308
Services	76,083	152	(1,246)	74,989
Total revenue	230,003	(2,706)	—	227,297
Cost of revenue:
Products	37,680	(497)	337	37,520
Services	17,230	—	(337)	16,893
Total cost of revenue	54,910	(497)	—	54,413
Gross profit	$175,093	$(2,209)	$—	$172,884
Operating expenses:
General and administrative	$27,063	$(758)	$—	$26,305
Total operating expenses	$194,212	$(758)	$—	$193,454
Loss from operations	$(19,119)	$(1,451)	$—	$(20,570)
Loss before income taxes	$(20,183)	$(1,451)	$—	$(21,634)
Net loss	$(20,940)	$(1,451)	$—	$(22,391)
Net loss per share:
Basic and diluted	$(0.32)			$(0.34)
Weighted-average shares used in computing net loss per share:
Basic and diluted	65,701			65,701

	Year Ended December 31, 2015
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$138,301	$(2,193)	$(1,177)	$134,931
Services	60,654	(264)	964	61,354
Total revenue	198,955	(2,457)	(213)	196,285
Cost of revenue:
Products	33,096	(366)	33	32,763
Services	15,672	—	(33)	15,639
Total cost of revenue	48,768	(366)	—	48,402
Gross profit	$150,187	$(2,091)	$(213)	$147,883
Operating expenses:
General and administrative	$27,055	$(228)	$(213)	$26,614
Total operating expenses	$188,633	$(228)	$(213)	$188,192
Loss from operations	$(38,446)	$(1,863)	$—	$(40,309)
Loss before income taxes	$(39,287)	$(1,863)	$—	$(41,150)
Net loss	$(40,034)	$(1,863)	$—	$(41,897)
Net loss per share:
Basic and diluted	$(0.64)			$(0.67)
Weighted-average shares used in computing net loss per share:
Basic and diluted	62,428			62,428

The following tables present the consolidated statement of cash flows as previously reported, restatement adjustments, and the consolidated statement of cash flows as restated for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(20,940)	$(1,451)	$(22,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	$1,731	$(152)	$1,579
Changes in operating assets and liabilities:
Accounts receivable, net	$(11,319)	$2,595	$(8,724)
Inventory	$892	$(413)	$479
Prepaid expenses and other assets	$(96)	$(84)	$(180)
Deferred revenue	$20,104	$(495)	$19,609
Net cash provided by operating activities	$18,778	$—	$18,778

	Year Ended December 31, 2015
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(40,034)	$(1,863)	$(41,897)
Changes in operating assets and liabilities:
Accounts receivable, net	$(5,977)	$3,025	$(2,952)
Inventory	$(430)	$(366)	$(796)
Deferred revenue	$15,584	$(796)	$14,788
Net cash provided by operating activities	$3,391	$—	$3,391

The only change to the consolidated statement of comprehensive loss and the consolidated statement of stockholders’ equity for the years ended December 31, 2016 and 2015 as a result of the restatements is due to the changes in net loss. There was no cumulative effect of the errors as of January 1, 2015, the beginning of the earliest period presented. As such, no tables are presented relating to the restatement adjustments. Refer to the consolidated statement of comprehensive loss and the consolidated statement of stockholders’ equity as restated.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$17,000	$6	$(1)	$17,005	$12,499	$9	$—	$12,508
Corporate securities	39,154	1	(76)	39,079	42,765	9	(42)	42,732
U.S. Treasury and agency securities	5,744	—	(19)	5,725	5,190	—	(14)	5,176
Commercial paper	9,225	1	(2)	9,224	11,470	1	(2)	11,469
Asset-backed securities	13,567	—	(33)	13,534	13,493	—	(6)	13,487
	$84,690	$8	$(131)	$84,567	$85,417	$19	$(64)	$85,372

During the years ended December 31, 2017 and 2016, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2017 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$63,219	$63,159
Mature in 1 - 3 years	21,471	21,408
	$84,690	$84,567

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

As of December 31, 2017	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	36,079	(74)	1,499	(2)	37,578	(76)
U.S. Treasury and agency securities	2,246	(2)	3,479	(17)	5,725	(19)
Commercial paper	4,232	(2)	—	—	4,232	(2)
Asset-backed securities	11,415	(32)	728	(1)	12,143	(33)
	$56,971	$(111)	$5,706	$(20)	$62,677	$(131)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$28,537	$(42)	$—	$—	$28,537	$(42)
U.S. Treasury and agency securities	5,176	(14)	—	—	5,176	(14)
Commercial paper	8,974	(2)	—	—	8,974	(2)
Asset-backed securities	10,664	(6)	—	—	10,664	(6)
	$53,351	$(64)	$—	$—	$53,351	$(64)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the years ended December 31, 2017 and 2016.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2017				December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$34,453	$—	$—	$34,453	$18,672	$—	$—	$18,672	$27,036	$—	$—	$27,036
Cash equivalents	12,114	—	—	12,114	10,303	—	—	10,303	71,081	—	—	71,081
Certificates of deposit	—	17,005	—	17,005	—	12,508	—	12,508	—	—	—	—
Corporate securities	—	39,079	—	39,079	—	42,732	—	42,732	—	—	—	—
U.S. Treasury and agency securities	—	5,725	—	5,725	—	5,176	—	5,176	—	—	—	—
Commercial paper	—	9,224	—	9,224	—	11,469	—	11,469	—	—	—	—
Asset-backed securities	—	13,534	—	13,534	—	13,487	—	13,487	—	—	—	—
	$46,567	$84,567	$—	$131,134	$28,975	$85,372	$—	$114,347	$98,117	$—	$—	$98,117

4. Consolidated Financial Statement Details

Allowance for Doubtful Accounts

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Allowance for doubtful accounts, beginning balance	$1,920	$2,660	$1,904
Charged to expenses	364	407	1,363
Write-offs	(1,301)	(1,147)	(607)
Allowance for doubtful accounts, ending balance	$983	$1,920	$2,660

Inventory

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$6,643	$6,669	$9,417
Finished goods	10,934	9,180	9,240
Total inventory	$17,577	$15,849	$18,657

Property and Equipment, Net

	Useful Life	December 31, 2017	December 31, 2016	December 31, 2015
	(in years)	(in thousands)
Equipment	1-3	$47,817	$41,815	$35,836
Software	1-3	3,988	3,801	3,548
Furniture and fixtures	1-3	950	865	864
Leasehold improvements	2-8	3,824	2,724	2,492
Construction in progress		—	258	83
Property and equipment, gross		56,579	49,463	42,823
Less: accumulated depreciation		(46,666)	(41,244)	(33,920)
Property and equipment, net		$9,913	$8,219	$8,903

Depreciation expense on property and equipment was $7.1 million, $7.6 million and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2017
	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(1,515)	$3,535
Patents	2,936	(1,281)	1,655
Total	$7,986	$(2,796)	$5,190

	December 31, 2016
	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(505)	$4,545
Patents	2,936	(848)	2,088
Total	$7,986	$(1,353)	$6,633

	December 31, 2015
	Cost	Accumulated Amortization	Net
Patents	$1,436	$(641)	$795

Amortization expense related to purchased intangible assets was $1.4 million, $0.7 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Purchased intangible assets will be amortized over a remaining weighted average useful life of 3.6 years.

Future amortization expense for purchased intangible assets as of December 31, 2017 is as follows (in thousands):

Fiscal Years Ending December 31,
2018	$1,442
2019	1,442
2020	1,442
2021	864
$5,190

Accrued Liabilities

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$13,828	$22,326	$18,134
Accrued tax liabilities	2,985	3,340	4,520
Other	5,022	5,859	5,103
Total accrued liabilities	$21,835	$31,525	$27,757

Deferred Revenue

	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Deferred revenue:
Products	$6,161	$5,054	$3,568
Services	88,476	86,563	68,440
Total deferred revenue	94,637	91,617	72,008
Less: current portion	(61,858)	(60,043)	(48,776)
Non-current portion	$32,779	$31,574	$23,232

5. Credit Facility

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”) as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When our net cash falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. We are required to pay customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1:50:1.00, as determined in accordance with the 2016 Credit Facility. We had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants as of December 31, 2017 except for the annual audited financial statement with an unqualified opinion no later than 180 days after the last day of the fiscal year. However, SVB has granted a forbearance on this requirement through August 31, 2018.

6. Commitments and Contingencies

Legal Proceedings

Litigation

From time to time, we may be party or subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings involve claims that are subject to substantial uncertainties and unascertainable damages. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Unless otherwise specifically disclosed in this note, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). The complaint in the Securities Action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages and other relief. A lead plaintiff remains to be appointed and a consolidated complaint remains to be filed.

On May 30, 2018, certain of our current and former directors and officers were named as defendants in a putative shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, captioned Moulton v. Chen et al., 3:18-cv-03223-VC (the “Derivative Action”). We were also named as a nominal defendant. The complaint in the Derivative Action alleges breaches of fiduciary duties and other related claims in connection with purported misrepresentations related to internal controls and revenues and failures to ensure that financial statements were made in accordance with generally accepted accounting principles. Plaintiff seeks unspecified damages allegedly sustained by the Company, restitution, and other relief.

Investigations

The U.S. Securities and Exchange Commission (“SEC”) is conducting a private investigation into possible violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13a-15, and 13b2-1 thereunder.  The Company is cooperating with the SEC regarding this investigation.  The Company is unable to predict the duration, scope or outcome of the investigation, but an adverse outcome is reasonably possible. In such an event, the Company could be required to pay fines and sanctions and/or implement additional remedial measures.  However, the Company is not able to estimate the likelihood or a reasonable range of possible loss.

Leases and Other Commitments

We lease various operating spaces in the United States, Asia, and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2022. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date.

The following table summarizes our non-cancellable operating leases and unconditional purchase obligations as of December 31, 2017 (in thousands):

Years Ending December 31,	Leases and Other Contractual Obligations	Purchase Commitments	Total
2018	$4,001	$10,368	$14,369
2019	3,701	—	3,701
2020	1,698	—	1,698
2021	1,193	—	1,193
2022	307	—	307
	$10,900	$10,368	$21,268

Rent expense was $4.1 million, $3.5 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Guarantees and Indemnifications

In the normal course of business, we provide indemnifications to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Other guarantees or indemnification arrangements include guarantees of product and service performance, and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnifications and guarantee provisions and our guarantees and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

7. Equity Award Plans

Equity Incentive Plans

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted, and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. A maximum of 8,310,566 shares may become available from such awards granted under the 2008 Plan for issuance under the 2014 Plan.

As of December 31, 2015, we had 3,364,304 shares available for future grant. Annually, the shares authorized for the 2014 Plan will increase by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. On January 1, 2016, the number of shares in the 2014 Plan was increased by 3,211,211 shares, representing 5% of the prior year end’s common stock outstanding. In addition, 1,640,324 shares that had been subject to awards granted under the 2008 Plan that had been canceled, forfeited or repurchased during the year ended December 31, 2015 became available for issuance under the 2014 Plan.

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

As of December 31, 2017, we had 6,777,353 shares available for future grant. On January 1, 2018, the number of shares in the 2014 Plan was increased by 3,584,623 shares, representing 5% of the prior year end’s common stock outstanding. In addition 149,332 shares that had been subject to awards granted under the 2008 Plan that had been canceled, forfeited or repurchased during the year ended December 31, 2017 became available for issuance under the 2014 Plan.

Vesting periods of awards granted under the 2014 Plan are determined by our board of directors or other committees responsible for administering the 2014 Plan (the “Plan Administrator”). The Plan Administrator determines the contractual terms of awards granted under the 2014 Plan, provided that incentive stock options and stock appreciation rights granted expire no more than ten years from the grant date. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price shall be no less than 110% of the fair market value per share on the date of grant, and the incentive stock option shall expire no later than five years from the date of grant. For incentive stock options granted to any other employee, and nonstatutory stock options and stock appreciation rights granted to employees, consultants, or members of our board of directors, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) provides for twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower.  If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits.

Employees purchased 1,038,878 shares at an average price of $6.32, 1,080,142 shares at an average price of $3.93 and 1,105,015 shares at an average price of $3.56 during the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value of shares purchased during the years ended December 31, 2017, 2016 and 2015 was $1.6 million and $3.5 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2017, 3,065,182 shares were available for future issuance under the 2014 Purchase Plan.

Early Exercise of Stock Options

We have allowed certain employees and directors to exercise options granted prior to vesting. The unvested shares were subject to our repurchase right at the original purchase price. The proceeds from the early exercise of stock options initially were recorded in other non-current liabilities and reclassified to common stock as our repurchase right lapses. As of December 31, 2016 and 2015, 14,307 and 51,884 shares were subject to repurchase at an aggregate price of $0.1 million and $0.3 million, respectively. As of December 31, 2017, there were no unvested shares subject to repurchase.

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

Stock-based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation by type of award:
Stock options	$2,705	$4,153	$5,565
Stock awards	11,421	12,567	8,871
Employee stock purchase rights	3,077	202	2,425
	$17,203	$16,922	$16,861

Stock-based compensation by category of expense:
Cost of revenue	$1,362	$1,105	$1,533
Sales and marketing	6,075	7,006	7,735
Research and development	6,343	5,732	5,437
General and administrative	3,423	3,079	2,156
	$17,203	$16,922	$16,861

As of December 31, 2017, we had $37.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.3 years. Included within unrecognized stock-based compensation expense as of December 31, 2017 was $5.2 million related to our ESPP. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP was accelerated and recognized within the consolidated statement of operations.

The fair values of the options and employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Options			Employee Stock Purchase Rights
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Expected term (in years)	4.7	4.9	4.8	1.3	1.3	1.3
Risk-free interest rate	2.0%	1.4%	1.6%	1.4%	0.8%	0.5%
Expected volatility	43%	49%	50%	39%	42%	41%
Dividend rate	—%	—%	—%	—%	—%	—%

•
Expected Term. We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. The expected term for the employee stock purchase rights is based on the term of the purchase period.

•
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected terms of stock options and the employee stock purchase rights.

•
Expected Volatility. Due to the limited trading history of our own common stock, we determined the share price volatility factor based on a combination of the historical volatility of our own common stock and the historical volatility of our peer group for the stock options. For the employee stock purchase rights, we used the historical volatility of our own common stock.

•	Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	7,868	$4.82
Granted	310	$8.11
Exercised	(1,587)	$3.58
Canceled (2)	(573)	$6.35
Outstanding as of December 31, 2017	6,018	$5.18	4.9	$17,169
Vested and exercisable as of December 31, 2017	4,974	$5.03	4.2	$15,102
_____________________________________
(1) Includes 266,799 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.
(2) Includes 149,332 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of December 31, 2017, the aggregate intrinsic value represents the excess of the closing price of our common stock of $7.72 over the exercise price of the outstanding in-the-money options.

The following table provides information pertaining to our stock options (in thousands, except weighted-average fair values):

	Years Ended December 31,
	2017	2016	2015
Fair value of options granted	$974	$1,603	$869
Weighted-average fair value of options granted	$3.14	$2.38	$2.13
Intrinsic value of options exercised	$8,013	$5,990	$2,299

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based stock restricted stock unit awards (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. No MSUs were vested as of December 31, 2017.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the restatement. As of December 31, 2017, 103,601 shares had vested, 162,900 shares were forfeited, and the remaining shares will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of December 31, 2017, 12,128 shares had vested, 30,321 shares were forfeited, and the remaining shares were unvested and are eligible to vest based on achievement of performance targets.

In March 2017, we granted 395,383 PSUs with certain financial targets. The targets were not attained and no stock-based compensation expense was recognized in the consolidated financial statements for the year ended December 31, 2017.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	5,959	$5.81
Granted	3,221	$8.55
Released	(1,631)	$6.36
Canceled	(1,981)	$6.80
Outstanding as of December 31, 2017	5,568	$6.88	1.5	$42,984

The aggregate intrinsic value of outstanding awards is calculated based on the closing price of our common stock of $7.72 on December 31, 2017.

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $14.0 million, $9.7 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Repurchase Program

On October 27, 2016, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. During the years ended December 31, 2017 and 2016, we repurchased 451,259 shares at an average price of $6.81 and 226,676 shares at an average price of $7.92, respectively, as part of this publicly announced program which expired on October 23, 2017. The repurchased shares were retired upon delivery to us.

On October 23, 2017, our board of directors authorized another share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of December 31, 2017.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the years ended December 31, 2017, 2016 and 2015, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options, RSUs and employee stock purchase rights	12,184	13,631	10,124
Common stock subject to repurchase	—	14	52
	12,184	13,645	10,176

9. Income Taxes

The geographical breakdown of loss before provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic loss	$(13,752)	$(24,429)	$(43,540)
Foreign income	4,207	2,795	2,390
Loss before provision for income taxes	$(9,545)	$(21,634)	$(41,150)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current provision for income taxes:
State	$48	$41	$55
Foreign	1,023	1,009	675
Total current	1,071	1,050	730
Deferred tax expense (benefit):
Federal	26	17	—
Foreign	109	(310)	17
Total deferred	135	(293)	17
Provision for income taxes	$1,206	$757	$747

The reconciliation of the statutory federal income tax and our effective income tax is as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$(3,245)	34.0%	$(7,356)	34.0%	$(13,991)	34.0%
State tax - net of federal benefits	32	(0.3)	27	(0.1)	36	(0.1)
Foreign rate differential	(655)	6.9	(666)	3.1	(422)	1.0
Changes in federal valuation allowance	(22,672)	237.5	7,626	(35.3)	12,559	(30.5)
Tax rate change	28,185	(295.3)	—	—	—	—
Stock-based compensation	(1,169)	12.2	88	(0.4)	1,845	(4.5)
Other permanent items	347	(3.6)	583	(2.7)	415	(0.9)
Expenses for uncertain tax positions	311	(3.3)	358	(1.7)	227	(0.6)
Other	72	(0.7)	97	(0.4)	78	(0.2)
Provision for income taxes	$1,206	(12.6)%	$757	(3.5)%	$747	(1.8)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$37,326	$48,731	$47,034
Research and development credits, net of uncertain tax positions	17,119	12,953	9,517
Accruals, reserves, and other	13,992	20,914	17,835
Stock-based compensation	2,994	4,055	2,700
Depreciation and amortization	1,954	2,892	2,735
Gross deferred tax assets	73,385	89,545	79,821
Valuation allowance	(72,458)	(88,095)	(78,291)
Total deferred tax assets	927	1,450	1,530
Deferred tax liabilities:
Other	(28)	(431)	(805)
Total deferred tax liabilities	(28)	(431)	(805)
Net deferred tax assets	$899	$1,019	$725

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $72.5 million, $88.1 million and $78.3 million against the U.S. net deferred tax assets as of December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the valuation allowance decreased by $15.6 million, increased by $9.8 million and increased by $14.7 million, respectively.

In the first quarter 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share -Based Payment Accounting. The primary tax impact of the adoption was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital. The new guidance eliminates the requirement to delay the recognition of excess tax benefits until it reduces current taxes payable. The recognition of previously unrecognized excess tax benefits was adopted on a modified retrospective basis. The unrecognized excess tax benefits of $3.4 million as of January 1, 2017 had no impact on our accumulated deficit balance as we carried a full valuation allowance on the related deferred tax assets. The new guidance also requires companies to record, subsequent to the adoption, excess tax benefits and tax deficiencies in the period they arise. In addition, cash flows related to excess tax benefits will no longer be classified as a financing activity apart from other income tax cash flows. We adopted this change in presentation of excess tax benefits as an operating activity on the statements of cash flows on a prospective basis.

As of December 31, 2017, 2016 and 2015, we had U.S. federal net operating loss carryforwards of $152.3 million, $143.3 million and $134.7 million, and state net operating loss carryforwards of $73.6 million, $70.1 million and $69.1 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2027, if not utilized. The state net operating losses expire in various years ending between 2018 and 2037, if not utilized.

Additionally, as of December 31, 2017, 2016 and 2015, we had U.S. federal research and development credit carryforwards of $10.3 million, $8.5 million and $6.4 million, and state research and development credit carryforwards of $10.9 million, $8.8 million and $6.4 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code Section 382 and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries’ earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings’ in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2017, 2016 and 2015, the undistributed earnings approximated $8.4 million, $5.1 million and $3.9 million, respectively. The determination of the future tax consequence of the remittance of these earnings is not practicable.

Uncertain Tax Positions

As of December 31, 2017, 2016 and 2015, we had gross unrecognized tax benefits of $3.8 million, $3.4 million and $2.6 million, respectively. We have accrued net interest expense of $14,000 (i.e., there was $30,000 of gross accrued interest expense offset by $16,000 of interest released due to a lapse of statute of limitations) related to unrecognized tax benefits reflected in the consolidated financial statements for the year ended December 31, 2017. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits—beginning balance	$3,360	$2,552	$2,195
Increases (decrease) related to tax positions from prior years	(151)	66	(4)
Increases related to tax positions taken during current year	573	742	361
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$3,782	$3,360	$2,552

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2017, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.3 million. We believe that there will not be any significant changes in our unrecognized tax benefits in the next 12 months.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Our accounting for all effects of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, have recorded provisional amounts to the consolidated financial statements for the year ended December 31, 2017.

Within the Tax Act, the Transition Act imposes a tax (“Transition Tax”) on the untaxed foreign earnings of foreign subsidiaries of U.S. companies by deeming those earnings to be repatriated. The Company is currently evaluating the effect of the Transition Tax on our non-U.S. earnings. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate and the remaining earnings are taxed at an 8.0% rate. In calculating the Transition Tax, the Company must calculate the cumulative earnings and profits of each of the non-U.S. subsidiaries back to 1987. The Company expects to complete this calculation and record any tax due by the end of fiscal 2018. Based on a preliminary analysis, and as a result of the Company’s significant tax attributes, the Company’s provisional estimate has no impact on the income tax provision.

The Company will continue to analyze the effects of the Tax Act on its financial statements and operations. Any additional impacts of the Tax Act will be recorded as they are identified during the measurement period in accordance with SAB 118.

Our accounting for the following elements of the Tax Act is complete.

We remeasured certain deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21%. The rate reduction would generally take effect on January 1, 2018. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets decreased by approximately $28.2 million and the valuation allowance has decreased by the same amount.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which we have previously deferred from U.S. income taxes. This had no impact on the liability for our foreign subsidiaries or income tax expense. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Global intangible low taxed income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. In November 2017, the Internal Revenue Service completed its examination for our 2015 and 2014 tax returns with no changes to the reported tax. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2004 through the current period.

10. Geographic Information

The following table is a summary of revenue by geographic regions based on ship to location (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$115,536	$115,706	$105,340
Japan	51,488	52,951	35,636
Asia Pacific, excluding Japan	33,189	29,829	23,847
EMEA	27,859	23,669	26,025
Other	7,357	5,142	5,437
	$235,429	$227,297	$196,285

The following table is a summary of our long-lived assets which include property and equipment, net based on the physical location of the assets (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
United States	$7,733	$7,190	$7,988
Japan	1,510	34	52
Other	670	995	863
Total	$9,913	$8,219	$8,903

11. Employee Benefit Plan

We adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code which is offered to all of our United States employees. Participants in the plan may elect to contribute up to $18,000 of their annual compensation to the plan for the 2017 calendar year. Individuals who are 50 or older may contribute an additional $6,000 of their annual income. In 2017, we matched 50% of the first 6% of the employee’s eligible compensation. We contributed $1.0 million, $0.9 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The total purchase consideration was $6.5 million. The fair value of the total purchase consideration was $6.3 million, which consisted of $5.0 million in cash consideration, less a holdback of $0.7 million, which was fully paid during the second quarter of 2017, and 227,404 unregistered shares of our common stock with an aggregated fair value of $1.3 million.

The total purchase consideration was allocated to Appcito’s net tangible and intangible assets based on their estimated fair values at the acquisition date as follows (in thousands):

Developed technology	$5,050
Goodwill	1,235
Other tangible assets	58
Total assets acquired	$6,343

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Audit Committee Investigation
As reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission, or SEC, on July 2, 2018 and described elsewhere in this Annual Report on Form 10-K, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) completed and made findings with respect to the investigation that was previously disclosed on January 30, 2018.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of December 31, 2017, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal control over financial reporting is designed by, and under the supervision of our principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management, and others. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2017:
Material Weaknesses Identified
Control Environment and Monitoring Activities - We did not maintain an effective control environment.
Specifically, our control environment, which sets the tone of our organization, and influences the control consciousness of employees, did not consistently ensure that the Company’s policies relating to revenue recognition and standards of conduct were affirmatively understood and followed and that deviations therefrom were consistently identified and corrected in a timely manner or hold certain individuals accountable for their internal control responsibilities in the pursuit of Company objectives. Further, at certain levels within certain functions, there were insufficient monitoring activities to determine certain components of internal control were present and functioning.

The control environment material weaknesses contributed to the revenue recognition material weaknesses described below.
Revenue Recognition - We identified the following material weaknesses with respect to revenue recognition:

•
Certain personnel in our credit and accounting functions did not have the adequate expertise to design and operate certain internal controls, to formalize certain appropriate policies and procedures, or to communicate matters relevant to revenue recognition. Certain personnel in our sales and sales operations functions did not have the adequate expertise to identify and communicate to accounting personnel certain information relevant to revenue recognition.

•
Certain policies and procedures were not sufficiently detailed to establish expectations for and to support effective design and operation of internal controls in our sales, credit, and accounting functions to consistently determine whether our reseller’s or distributor’s price was fixed or determinable, or that collectability was reasonably assured in every case, and that once determined, adequate documentation was maintained.

The material weaknesses described above resulted in errors that led to the restatement of the Company’s annual consolidated financial statements for the years ended December 31, 2016 and 2015. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.
Changes to Internal Control over Financial Reporting
Except for the material weaknesses described above, no other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Actions Relating to Material Weaknesses in Internal Control over Financial Reporting
At the conclusion of its investigation, the Audit Committee recommended to management a number of remediation actions. With the oversight of the Audit Committee, management is committed to the planning and implementing of these remediation actions to address the material weaknesses identified, as well as to foster continuous improvement in the Company’s internal controls. The Company has implemented or is in the process of implementing various initiatives intended to address the identified material weaknesses and strengthen our overall internal control environment. In this regard, some of our key remedial initiatives include:

•
Executive Management Communications to Reinforce Compliance - The Company’s Chief Executive Officer and Chief Financial Officer, at the direction of the Company’s Board of Directors, have in communications to personnel reinforced the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns.

•	Changes to Our Executive Management and Sales Personnel - The Company has hired new personnel, who have enabled improved lines of communication across business functions and increased expertise.

•	Training Practices - The Company has initiated development of a comprehensive training program relating to revenue recognition and contract review.

•
Credit Policies and Procedures - The Company has evaluated its practices regarding extension of credit to customers and evaluation of customer creditworthiness and has begun implementing improvements in those practices.

•	Revenue Recognition Policies and Procedures - The Company has evaluated its revenue recognition policies and procedures and has begun implementing improvements, including:

(i)	the development of more comprehensive revenue recognition policies and improved procedures to ensure that such policies are understood and consistently applied;

(ii)	better communication among functions involved in the sales process, including credit, accounting, sales, and sales operations;

(iii)
increased standardization of contract documentation and revenue analyses for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge;

(iv)
the development of a more comprehensive review process for, and monitoring controls over, customer contracts to ensure accurate revenue recognition, and the preparation of accounting memoranda to document the foregoing;

(v)	the development of more comprehensive policies and procedures for product shipment and delivery documentation;

(vi)	the adoption of enhancements of policies and procedures for approval of non-standard revenue arrangements with reseller and distributor customers; and

(vii)	the adoption of revised documentation, including the Company’s sales quotations, to identify additional information relevant to revenue recognition.

•
Implementation and Enhancement of Entity Level Controls - The Company intends to implement additional controls in its quarterly/annual financial reporting process, including enhanced sub-certifications by all sales personnel and with specific documentation related to the identification of non-standard revenue arrangements. The Company also intends to enhance its insider trading policy and related communications to employees.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. The identified material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies or modify or change the proposed remediation measures described above.
Our Board of Directors and management take internal control over financial reporting and the integrity of the Company’s financial statements seriously and believe that the steps taken, and to be taken, to remediate the identified material weaknesses were and are essential steps to maintaining strong and effective internal control over financial reporting and a strong internal control environment.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of the date of this Form 10-K.

Name	Age	Current Positions
Lee Chen	64	Chief Executive Officer, President and Chairman
Rajkumar Jalan	56	Chief Technology Officer
Robert Cochran	61	Executive Vice President, Legal and Corporate Collaboration
Tom Constantino	53	Executive Vice President, Chief Financial Officer
Chris White*	53	Executive Vice President of Worldwide Sales
Gunter Reiss	49	Vice President of Worldwide Marketing

*    Mr. White joined the Company effective January 2, 2018.

Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of six members. Four of our directors are independent within the meaning of the listing standards of the New York Stock Exchange. Our board of directors is currently divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. At the 2018 annual meeting of stockholders, our stockholders will be voting on proposal to declassify our board of directors.

The following table includes the name, age (as of the date of this Form 10-K) position, class and term expiration year for each of our directors and is current as of the date of this Form 10-K.

Name	Age	Position	Class	Term Expiration Year
Phillip J. Salsbury(1)(2)(3)	76	Director	Class I	2018
Robert Cochran*	61	EVP, Legal and Corporate Collaboration	Class II	2018
Peter Y. Chung(2)(3)	50	Director	Class II	2019
Tor R. Braham(1)(2)**	60	Director	Class II	2019
Lee Chen	64	CEO, President and Chairman	Class III	2020
Alan S. Henricks(1)(2)(3)	67	Director	Class III	2020
_____________________________________

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee
*	Mr. Cochran will step down as a Director (but not an executive officer) upon the closing of the polls at the 2018 annual meeting of stockholders.
**	Mr. Braham was appointed on March 14, 2018.

The following paragraphs provide information, as of the date of this Form 10-K, about our executive officers and directors:

Executive Officers

Lee Chen has served as our President, Chief Executive Officer and as a member of our board of directors since July 2004, and as the Chairman of our board of directors since March 2014. From 1996 to August 2004, Mr. Chen served in a variety of positions, including as Vice President of Software Engineering and Quality Assurance at Foundry Networks, Inc., a company that designed, manufactured and sold high-end enterprise and service provider switches and routers, as well as wireless, security, and traffic management solutions. Mr. Chen has previously held management and senior technical positions at OTS, Apple Computer, Convergent Technologies, Inc. and InSync Group, and was a co-founder of Centillion Networks, Inc. Mr. Chen has an M.S.E.E. from San Jose State University and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan. Mr. Chen is a technology pioneer, especially in the area of Internet Protocol Multicast and System & System Security and holds numerous patents.

Rajkumar Jalan has served as our Chief Technology Officer since November 2008. From 2005 to 2008, he served as a consultant to the Company. From 1996 to 2002, Mr. Jalan served in various capacities, including as a Director of IP Routing, for Foundry Networks, Inc., a company that designed, manufactured and sold high- end enterprise and service provider switches and routers, as well as wireless, security, and traffic management solutions. Prior to Foundry, he worked on a wide range of networking technologies from Ethernet, Token-Ring, ATM and Digital Switching Systems. Mr. Jalan’s prior employers included Bay Networks, Inc. and Network Equipment Technologies Inc. Mr. Jalan holds a number of patents related to Layer 2/Layer 3 as well as Layer 4/ Layer 7 switching. He has a B.Tech from the Indian Institute of Technology Bombay.

Robert Cochran has served as our Executive Vice President, Legal and Corporate Collaboration since November 2016, as our Vice President, Legal and Corporate Collaboration from January 2012 to November 2016 and as a member of our board of directors from April 2012 until his retirement from the board of directors upon the closing of the polls at this year’s annual meeting of stockholders. In addition, Mr. Cochran was appointed as our Chief Risk Compliance Officer in October 2016, has served as our Secretary since August 2004, and previously served on our board of directors from August 2004 to October 2004. Mr. Cochran currently serves as a director of Techpoint, Inc. (Tokyo Stock Exchange: M-6697), a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for HD video applications in the security surveillance and automotive markets. From January 1993 to January 2012, Mr. Cochran was an attorney in private practice in Woodside, California, where he had served as our outside legal counsel since our incorporation. From 2004 to 2010, Mr. Cochran served as a director of Techwell, Inc. (formerly NASDAQ:TWLL), a fabless semiconductor company that designed, marketed, and sold mixed-signal integrated circuits. Mr. Cochran has a J.D. from Harvard Law School and an A.B. in Economics from Harvard University.

Tom Constantino has served as our Executive Vice President, Chief Financial Officer since June 2017. From November 2015 to December 2016, Mr. Constantino served as the Vice President of Finance and Head of Accounting & Finance Operations at Western Digital Corporation, a company that provides data storage solutions. While at Western Digital, from March 2012 to November 2015, Mr. Constantino served as Chief Financial Officer of its HGST subsidiary. His experience also includes the role of vice president, corporate finance at Hitachi Global Storage Technologies and approximately 16 years in various financial and operational roles at Hewlett-Packard. Also, from January 2017 to May 2017, Mr. Constantino was an independent consultant providing Chief Financial Officer and Senior Finance Executive consulting services. Mr. Constantino began his career in public accounting at PricewaterhouseCoopers and holds a Bachelor’s of Science in Business Administration from San Jose State University.

Chris White has served as our Executive Vice President of Worldwide Sales since January 2018. From November 2016 to January 2018, Mr. White was Vice President Sales, Strategic Accounts & Archive for Proofpoint, an enterprise security company based in Sunnyvale, California. From June 2011 to November 2016, Mr. White was Vice President Sales, Americas Partners & Alliances for Hitachi Data Systems. Chris has over 24 years of direct and indirect sales experience, focused on selling with and through channel and alliance partners. His prior employers include NetApp, Symantec Corporation, Veritas and ADP. Mr. White has Bachelor of Art Degree, Social Sciences from the University of California, Irvine.

Gunter Reiss has served as our Vice President Worldwide of Marketing since October 2017 and as our Vice President of Strategic Alliances from October 2014 to October 2017. From 2005 to 2014, Mr. Reiss served in various capacities for Ericsson, including Vice President, Strategy & Business Development PA IP & Broadband/ BU Networks of Ericsson Silicon Valley and Director, Partnership Business Development & Sourcing, Strategic Sourcing North America of Ericsson Inc. He also spent three years in England in senior leadership roles with Damovo and IPC. Gunter served on the board of privately held Skorpios Technologies and was a member of the Sun Microsystems customer advisory board. He received his electrical engineering degree from the Higher Technical School in Vienna, Austria. He is an alumnus of the UCLA Executive M&A program and the UC Berkeley Haas School of Business Venture Capitalist Executive Program.

Non-Employee Directors

Dr. Phillip J. Salsbury has served as a member of our board of directors since May 2013. Dr. Salsbury is also our Lead Independent Director. From 2005 to April 2010, Dr. Salsbury served as a director of Techwell, Inc., a fabless semiconductor public company that was acquired by Intersil Corporation. Dr. Salsbury was a founder, the Chief Technology Officer, and later the president and Chief Executive Officer of SEEQ Technology, Inc., a non-volatile memory and Ethernet communications semiconductor company, from January 1981 until its acquisition by LSI Logic Corporation, a large semiconductor company, in June 1999. He holds a Ph.D. and an M.S. in Electrical Engineering from Stanford University and a B.S. in Electrical Engineering from the University of Michigan. Dr. Salsbury has specific attributes that qualify him to serve as a member of our board of directors, including his strong technical background and management experience as chief executive officer of a public company, and his prior service as a director of a public company.

Peter Y. Chung has served as a member of our board of directors since June 2013. Mr. Chung is a Managing Director and the Chief Executive Officer of Summit Partners, L.P., where he has been employed since 1994. He is currently a director of Acacia Communications (NASDAQ: ACIA) and MACOM (NASDAQ: MTSI), as well as several privately-held companies. Previously, Mr. Chung served as a director of Ubiquiti Networks, Inc., a company that develops networking technology. Mr. Chung has an M.B.A. from the Stanford University Graduate School of Business and an A.B. in Economics from Harvard University. Mr. Chung has specific attributes that qualify him to serve as a member of our board of directors, including his experience in investment banking, private equity and venture capital investing and in the communications technology sector, as well as his prior service on public and private company boards.

Tor R. Braham has served as a member of our board of directors since March 2018. He is currently a director of Altaba Inc., an independent, non-diversified, closed-end management investment company and Viavi Solutions Inc., a network and service enablement and optical coatings company. He previously served as a member of the board of directors of Yahoo, a provider of web services, from April 2016 to June 2017, NetApp, Inc., a computer storage and data management company, from September 2013 to March 2016 and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, from June 2014 to August 2016. Mr. Braham served as Managing Director and Global Head of Technology Mergers and Acquisitions for Deutsche Bank Securities Inc., an investment bank, from 2004 until November 2012. From 2000 to 2004, he served as Managing Director and Co-Head of West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an investment bank. Prior to that role, Mr. Braham served as an investment banker with Warburg Dillon Read LLC, and as an attorney at Wilson Sonsini Goodrich & Rosati. Mr. Braham has specific attributes that qualify him to serve as a member of our board of directors, including his extensive financial experience and knowledge of the technology industry gained through his service as an investment banker and lawyer to technology companies, as well as his service on public and private company boards.

Alan S. Henricks has served as a member of our board of directors since March 2014. Since May 2012 he has served as a member of the board of directors and audit committee chairman of Roku, Inc. (NASDAQ: ROKU), a streaming media company. Since May 2015 he has served as a member of the board of directors and audit committee of Model N, Inc. (NYSE: MODN), a provider of cloud-based Revenue Management solutions. In February 2017, he joined the compensation committee of Model N. From April 2010 to June 2015 he has served as a member of the board of directors of Ellie Mae, Inc. (NYSE: ELLI), a SaaS Company, and as its lead independent director from November 2012 to May 2014. From May 2009 to the present, Mr. Henricks has been a board member, advisor and consultant to a variety of private technology companies. His consulting CFO roles included Tile, Ring, Percolate, Livescribe, and Santur Corporation. From September 2006 to May 2009, Mr. Henricks served as Chief Financial Officer of Pure Digital Technologies, Inc. Prior to September 2006, Mr. Henricks served as Chief Financial Officer of several private and public companies including Traiana Inc., Informix Software, Inc., Documentum, Inc., Borland International, Inc., Cornish & Carey and Maxim Integrated Products, Inc. Mr. Henricks holds a Bachelor of Science in Engineering from the Massachusetts Institute of Technology and a Master of Business Administration

from Stanford University. Mr. Henricks has specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience serving as chief financial officer of both public and private companies, as well as his service on public and private company boards.

There are no family relationships among any of the directors or executive officers.
Board Leadership Structure

Mr. Chen currently serves as both chair of our Board of Directors and our chief executive officer. Our Board believes that the current Board leadership structure provides effective independent oversight of management while allowing our Board of Directors and management to benefit from Mr. Chen’s leadership and years of experience as an executive in the networking industry. Mr. Chen is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Chen possesses detailed in-depth knowledge of the issues, opportunities, and challenges facing us.
Lead Independent Director

Our board determined that it would be beneficial to have a Lead Independent Director to, among other things, preside over executive sessions of the independent directors, which provides our board with the benefit of having the perspective of entirely independent directors. Independent directors and management sometimes have different perspectives and roles in strategy development. Our board appointed Phillip J. Salsbury, Ph.D. to serve as our lead independent director. As lead independent director, Dr. Salsbury presides over periodic meetings of our independent directors, serves as a liaison between our Chairman of the board of directors and the independent directors, and performs such additional duties as our board of directors may otherwise determine and delegate.
Board Meetings and Committees

During our fiscal year ended December 31, 2017, the board of directors held five (5) meetings (including regularly scheduled and special meetings) and acted by written consent two (2) times. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Four (4) of our directors attended our 2017 annual meeting of stockholders. Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.
Audit Committee

Our audit committee is comprised of Messrs. Braham, Henricks and Salsbury, each of whom is a non-employee member of our board of directors. Mr. Henricks is the chair of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for financial literacy under the rules and regulations of the New York Stock Exchange and the SEC. Our board of directors has also determined that Mr. Henricks qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of the New York Stock Exchange.

The audit committee is responsible for, among other things:

•	selecting and hiring our registered public accounting firm;

•	evaluating the performance and independence of our registered public accounting firm;

•	approving the audit and pre-approving any non-audit services to be performed by our registered public accounting firm;

•	reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;

•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements, and our publicly filed reports;

•	reviewing and approving in advance any proposed related person transactions; and

•	preparing the audit committee report to be included in our annual proxy statement as required by the SEC.

The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the New York Stock Exchange. A copy of the charter of our audit committee is available on our website at http://investors.a10networks.com. During 2017, our audit committee held six (6) meetings and did not act by written/electronic consent.
Compensation Committee

Our compensation committee consists of Messrs. Braham, Chung, Henricks and Salsbury. Mr. Chung is the chairman of our compensation committee. Our board of directors has determined that each member of this committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m).

The compensation committee is responsible for, among other things:

•
reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control agreements, and any other benefits, compensation or arrangements;

•	administering our equity compensation plans;

•	overseeing our overall compensation philosophy, compensation plans, and benefits programs; and

•	preparing the compensation committee report to be included in our annual proxy statement as required by the SEC.
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our compensation committee is available on our website at http://investors.a10networks.com. During 2017, our compensation committee held five (5) meetings and acted by written/electronic consent ten (10) times.
Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Chung, Henricks and Salsbury, each of whom is a non-employee member of our board of directors. Dr. Salsbury is the chairman of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the rules of the New York Stock Exchange. The nominating and corporate governance committee is responsible for, among other things:

•	evaluating and making recommendations regarding the composition, organization, and governance of our board of directors and its committees;

•	evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;

•	reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and

•
reviewing actual and potential conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee, and approving or prohibiting any involvement of such persons in matters that may involve a conflict of interest.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the New York Stock Exchange. A copy of the charter of our nominating and corporate governance committee is available on our website at http://investors.a10networks.com. During 2017, our nominating and corporate governance committee held two (2) meetings and did not act by written/electronic consent.
Communications with the Board of Directors

Interested parties wishing to communicate with our board of directors or with an individual member or members of our board of directors may do so by writing to our board of directors or to the particular member or members of our board of directors, and mailing the correspondence to our General Counsel at A10 Networks, Inc., 3 West Plumeria Drive, San Jose, CA 95134, Attn: General Counsel. Each communication should set forth (i) the name and address of the stockholder, as it appears on our books, and if the shares of our common stock are held by a nominee, the name and address of the beneficial owner of such shares, and (ii) the number of shares of our common stock that are owned of record by the record holder and beneficially by the beneficial owner. Our General Counsel, in consultation with appropriate members of our board of directors as necessary, will review all incoming communications and, if appropriate, such communications will be forwarded to the member or members of our board of directors to whom such communication was directed, or if none is specified, to the Chairman of our board of directors.
Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://investors.a10networks.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
Risk Management

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

Our board of directors believes that open communication between management and our board of directors is essential for effective risk management and oversight. Our board of directors meets with our Chief Executive Officer and other members of the senior management team at quarterly meetings of our board of directors, where, among other topics, they discuss strategy and risks facing the company, as well as at such other times as they deemed appropriate.

While our board of directors is ultimately responsible for risk oversight, our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk. Our audit committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our audit committee also reviews our major financial risk exposures and the steps management has taken to monitor and control these exposures. Our audit committee also monitors certain key risks on a regular basis throughout the fiscal year, such as risk associated with internal control over financial reporting and liquidity risk. Our nominating and corporate governance committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. Our compensation committee assesses risks created by the incentives inherent in our compensation policies. Finally, our full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2017, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our compensation committee regarding, and often attends committee meetings relating to the determination of, compensation for the respective executive officers that report to him, except that our Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the Chief Executive Officer, as well as each individual compensation component. Our compensation committee makes recommendations to our board of directors regarding compensation for our Chief Executive Officer. The independent members of our board of directors make the final decisions regarding executive compensation for our Chief Executive Officer.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. Compensia, a national compensation consultant, has been retained by our compensation committee to provide information, recommendations and other advice relating to executive compensation. Compensia was engaged to assist our compensation committee in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.
Fiscal 2017 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2017, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2017. These individuals were our named executive officers (each, an “NEO” and together, the “NEOs”) for 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Lee Chen Chief Executive Officer	2017	—	—	2,228,025	—	—	—	—		2,228,025
	2016	—	—	1,269,600	673,706	—	—	1,278	(2)	1,944,584
Tom Constantino (3) Executive Vice President, Chief Financial Officer	2017	186,612	50,000	1,473,500	425,831	31,633	—	3,265	(4)	2,170,841
Rajkumar Jalan (5) Chief Technology Officer	2017	259,375	—	1,186,426	—	13,781	—	2,451	(6)	1,462,033
	2016	239,000	—	414,000	219,402	107,087	—	2,255	(6)	981,744
_____________________________________

(1)
The amounts reported in the Stock Awards and the Option Awards columns represent the grant date fair value of the stock award and the stock option award as computed in accordance with FASB ASC Topic 718. As required by the rules of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amount reported in this column does not correspond to the actual economic value that may be received by the NEO from the award. The assumptions that we used to calculate these amounts are discussed in Note 7 to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2)	This amount represents dependent care benefits paid on behalf of the executive.

(3)
Mr. Constantino became a named executive officer in 2017. The amount reported under the Bonus column represents the sign-on bonus he received in connection with his hire pursuant to the terms of his offer letter. The amount reported under the Non‑Equity Incentive Plan Compensation column represents the bonus paid to him under the 2017 Executive Cash Incentive Plan in July 2018.

(4)	This amount represents group term life insurance premiums paid on behalf of the executive ($765) and 401(k) matching contribution ($2,500).

(5)	The amount reported under the Non‑Equity Incentive Plan Compensation column represents the bonus paid to Mr. Jalan under the 2017 Executive Cash Incentive Plan in July 2018.

(6)	This amount represents group term life insurance premiums paid on behalf of the executive.
Non-Equity Incentive Plan Compensation

For our 2017 fiscal year, Messrs. Constantino and Jalan were eligible to receive annual cash bonuses based 70% on corporate performance goals and 30% on individual performance goals, under our 2017 Executive Cash Incentive Plan, as approved by the compensation committee. The 2017 Executive Cash Incentive Plan was established under and subject to the terms of our Executive Incentive Compensation Plan, as described in further detail below. Mr. Constantino’s target bonus opportunity for our 2017 fiscal year was equal to 65% of his earned 2017 base salary and Mr. Jalan’s target bonus opportunity for our 2017 fiscal year was equal to 50% of his 2017 base salary. The corporate performance goals under such plan related to our revenue and non‑GAAP operating income for 2017. Generally, the portion of the plan based on corporate performance goals would result in funding of bonuses upon the achievement of threshold levels of both revenue and non‑GAAP operating income as specified in a performance goal matrix approved by the compensation committee. The maximum amount that could be earned on the individual performance goals was 100% and the maximum amount that could be earned on the corporate performance goals was 200%.

In early 2018, our Chief Executive Officer evaluated, and presented to the compensation committee, the progress made towards achieving the corporate and individual performance goals in accordance with the terms of the Executive Cash Incentive Plan and made a recommendation to our compensation committee regarding the bonus amount for each of Messrs. Constantino and Jalan based on this evaluation. The bonuses for Messrs. Constantino and Jalan, as determined pursuant to the terms of the Executive Cash Incentive Plan and our Chief Executive Officer’s recommendation, were approved on July 23, 2018. For the 2017 fiscal year, Mr. Constantino earned a cash bonus of $31,633 and Mr. Jalan earned a cash bonus of $13,781. The amount earned on corporate performance goals was $0.
Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold nonbinding advisory votes on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2017.
Executive Officer Employment Agreements
Offer Letters

We have entered into offer letters with each of our NEOs.
Lee Chen Offer Letter

Under Mr. Chen’s offer letter dated July 30, 2004, we hired Mr. Chen as our CEO. The letter provided for no base salary for Mr. Chen and an initial equity award grant to be determined. Mr. Chen’s current annual base salary is $0.
Tom Constantino Offer Letter

Under Mr. Constantino’s offer letter dated May 14, 2017, we hired Mr. Constantino as our EVP, Chief Financial Officer. The letter provided for Mr. Constantino’s initial base salary, bonus opportunity (on a prorated basis), and sign-on bonus. In addition, the letter provided for an initial restricted stock unit award and an initial option award covering 175,000 and 135,000 shares, respectively, which are scheduled to vest over 4 years, subject to his continued service with us through each applicable vesting date. His awards are eligible for accelerated vesting under his Change in Control and Severance Agreement, described below. Mr. Constantino’s current annual base salary is $350,075.

Rajkumar Jalan Offer Letter

Under Mr. Jalan’s offer letter dated November 30, 2008, we hired Mr. Jalan as our CTO. The letter provided for an initial base salary of $150,000 for Mr. Jalan and an initial stock option award covering 150,000 shares which vested over four years subject to his continued service with us through each applicable vesting date. Mr. Jalan’s current annual base salary is $271,688.
Change in Control and Severance Agreements

We entered into a Change in Control and Severance Agreement (each, an “Agreement” and together, the “Agreements”) with each of our NEOs.

Each NEO’s Agreement provides that if, after the executive completes at least one year of employment with us or if promoted to an executive position, completes at least one year in an executive role and (a) we terminate the executive’s employment with us for any reason other than for cause and not due to the executive’s death or disability, or (b) the executive resigns for Good Reason (as defined in the Agreement), and in each case the termination does not occur during the Change in Control Period (as defined in the Agreement), the executive will receive the following severance benefits: (i) continuing payments of salary severance for a period of 12 months (in the case of Mr. Chen) or nine months (in the case of the other NEOs), and (ii) continuing payments to reimburse the executive for COBRA continuation coverage for a period of up to 12 months (in the case of Mr. Chen) or nine months (in the case of the other NEOs).

Each Agreement further provides that if we terminate the executive’s employment with us for any reason other than cause and not due to the executive’s death or disability, or the executive resigns for Good Reason, and in each case the termination occurs during the Change in Control Period, the executive will receive the following severance benefits: (i) a lump sum cash payment equal to 150% (in the case of Mr. Chen) or 100% (in the case of the other NEOs) of the greater of the executive’s salary in effect as of immediately prior to his employment termination or the Change in Control, (ii) a lump sum cash payment equal to 150% (in the case of Mr. Chen) or 100% (in the case of the other NEOs) of the greater of the executive’s target bonus in effect for the year in which the executive’s employment terminates or the Change in Control occurs, (iii) continuing payments to reimburse the executive for COBRA continuation coverage for a period of up to 18 months (in the case of Mr. Chen) or 12 months (in the case of the other NEOs), and (iv) 100% accelerated vesting of the executive’s outstanding equity awards, with any applicable performance goals considered achieved at the target levels.

In order to receive the severance benefits under the Agreement, the executive must sign and not revoke a release of claims in our favor and comply with confidentiality obligations.

As defined in the Agreements, “Cause” generally means the executive’s (i) repeated failure to perform his duties and responsibilities to the Company or abide in all material respects with the Company’s policies after receiving written notice, (ii) engagement in illegal conduct injurious to the Company in any material respect, (iii) material violation or material breach of his confidential information and invention agreement with the Company that is not cured within 20 days of written notice or is incapable of cure, or (iv) conviction or plea of no contest to a felony (other than motor vehicle offenses that do not materially impair the executive’s performance of his employment duties) or any crime involving fraud, embezzlement or other offense involving moral turpitude, and/or committing any act of embezzlement, dishonesty or fraud against or the misappropriation of material property belonging to the Company.

As defined in the Agreements, “Change in Control Period” generally means, subject to the occurrence of a Change in Control, the period beginning on the date that an agreement to enter into such Change in Control is signed and executed, and ending on the date 12 months following such Change in Control. As will be defined in the Agreements, “Change in Control” generally means the occurrence of any of the following events: (i) a change in our ownership that occurs on the date that any one person or persons acting as a group (“Person”), acquires ownership of our stock that, together with the stock already held by such Person, constitutes more than 50% of the total voting power of our stock; or (ii) a change in our effective control that occurs on the date that a majority of members of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election; or (iii) a change in the ownership of a substantial portion of our assets that occurs on the date that any Person acquires (or has acquired during a 12-month period) assets from us with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition(s), excluding any transfer to an entity that is controlled by our stockholders immediately after the transfer and any transfer of assets by us to an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us. For purposes of this definition, gross fair market value means the value of our assets, or the value of our assets being disposed of, determined without regard to any liabilities associated with such assets.

As defined in the Agreements, “Good Reason” generally means the executive’s voluntary termination of employment with us within 90 days following the expiration of our cure period following one or more of the following occurring without the executive’s prior consent: (i) a material reduction in the executive’s gross base salary other than in connection with a similar reduction for all similarly-situated employees; (ii) a material reduction in the executive’s authority, duties, or responsibilities; or (iii) a relocation of the executive’s principal place of work to a location that is more than 50 miles from his current principal work site for us. The executive may not resign for Good Reason without first providing us with notice within 60 days of the initial existence of the condition that he believes constitutes Good Reason identifying the grounds for Good Reason and a reasonable cure period of at least 30 days following the date of such notice, during which such grounds must not have been cured.
Executive Incentive Compensation Plan

In March 2014, our board of directors adopted an Executive Incentive Compensation Plan, referred to as our Bonus Plan. Our Bonus Plan allows our compensation committee to provide cash incentive awards to selected employees, including our NEOs, based upon performance goals established by our compensation committee.

Under the Bonus Plan, our compensation committee determines the performance goals applicable to awards, which goals may include, without limitation: attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net earnings), earnings per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total stockholder return, working capital, and individual objectives such as peer reviews or other subjective or objective criteria. Performance goals that include the Company’s financial results may be determined in accordance with U.S. generally accepted accounting principles, or GAAP, or such financial results may consist of non-GAAP financial measures and any actual results may be adjusted by our compensation committee for one-time items or unbudgeted or unexpected items when determining whether the performance goals have been met. The goals may be on the basis of any factors our compensation committee determines relevant, and may be adjusted on an individual, divisional, business unit or company-wide basis. Any criteria used may be measured on such basis as our compensation committee determines. The performance goals may differ from participant to participant and from award to award.

Our compensation committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in our compensation committee’s discretion. Our compensation committee may determine the amount of any reduction on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards are paid in cash (or its equivalent) in a single lump sum only after they are earned and approved by our compensation committee. Unless otherwise determined by our compensation committee, to earn an actual award, a participant must be employed by the Company (or an affiliate of the Company) through the date the bonus is paid. Payment of bonuses occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in the Bonus Plan.

Our board of directors has the authority to amend, alter, suspend or terminate the Bonus Plan provided such action does not alter or impair the existing rights of any participant with respect to any earned bonus.
Retirement Plan

We maintain a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements under the plan. The plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Participants of our 401(k) plan are able to defer a percentage of their eligible compensation, subject to applicable annual Internal Revenue Code and plan limits. All participants’ interests in their deferrals are 100% vested when contributed. We also provide matching contributions under our 401(k) plan that generally vest over a 4-year period based on the participant’s employment. The Company matches 50% of the first 6% of eligible compensation contributed, for up to $2,500 per year. Pre-tax contributions are allocated to the participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) plan is intended to qualify under Internal Revenue Code Section 401(a) with the plan’s related trust intended to be tax exempt under Internal Revenue Code Section 501(a). As a tax-qualified retirement plan, the 401(k) plan allows contributions, and earnings on those contributions, not to be taxable to the employees until distributed from the 401(k) plan.
Outstanding Equity Awards at 2017 Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2017.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(4)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Lee Chen	3/31/2017	(1)(2)(3)					121,750	939,910
	2/12/2016	(1)(3)(4)	129,479	153,021	5.52	2/12/2026
	12/22/2014	(1)(5)							240,000	1,852,800
	2/12/2016	(1)(3)(6)					172,500	1,065,760
Tom Constantino	6/14/2017	(1)(3)(7)		135,000	8.42	6/14/2027
	6/14/2017	(1)(3)(8)					175,000	1,351,000
Rajkumar Jalan	7/1/2011	(9)	21,333		3.00	4/27/2021	64,832	500,503
	2/5/2013	(9)	48,000		5.78	2/5/2023
	10/24/2013	(9)	173,332		8.51	10/24/2023
	12/22/2014	(1)(3)(10)	60,000	20,000	4.40	12/22/2024
	2/12/2016	(1)(3)(4)	42,166	49,834	5.52	2/12/2026
	12/22/2014	(1)(5)							56,250	434,250
	2/12/2016	(1)(3)(6)					50,000	386,000
	3/31/2017	(1)(2)(3)					64,832	500,503
________________________________

(1)	Each of the outstanding stock option awards or restricted stock unit awards was granted under our 2014 Equity Incentive Plan.

(2)
One quarter (1/4) of the shares of our common stock subject to the restricted stock award is scheduled to vest in four, successive, equal, yearly installments commencing on the one-year anniversary of February 12, 2017, subject to continued service with us through each applicable vesting date.

(3)
In the event that we terminate the NEO’s employment without cause or the NEO resigns for good reason at any time during the period beginning on the date that we enter into an agreement resulting in our change in control and ending on the date 12 months after the change in control, the award will accelerate vesting in full as provided under the terms of each NEO’s Change in Control and Severance Agreement.

(4)
One forty-eighth (1/48) of the shares of our common stock subject to the stock option award is scheduled to vest in 48, successive, equal, monthly installments (with the first installment having vested on March 12, 2016), subject to continued service with us through each applicable vesting date.

(5)
If our stock price is at least $10.00 on each of twenty (20) consecutive trading days that occurs during the performance period (4 years from the date of grant) (the “$10 Performance Goal”), then the performance-based restricted stock unit awards will immediately vest as of the date that the $10 Performance Goal is achieved, subject to the NEO remaining a service provider through such vesting date. For the avoidance of doubt, if the $10 Performance Goal is achieved more than once during the performance period, the performance-based restricted stock unit award may vest only upon the first instance that the $10 Performance Goal is achieved, and thereafter, no additional restricted stock units will vest. If our stock price is at least $15.00 on each of twenty (20) consecutive trading days that occurs during the performance period (the “$15 Performance Goal” and together with the $10 Performance Goal, the “Stock Price Goals”), the performance-based restricted stock units will vest immediately as of the date that the $15 Performance Goal is achieved, subject to the NEO remaining a service provider through such vesting date. One third (1/3) of the total number of shares subject to the performance-based restricted stock units are subject to the achievement of the $10 Performance Goal and the balance are subject to the achievement of $15 Performance Goal.

(6)
The number of shares subject to the performance-based restricted stock units shown in the table represents the total remaining number of unvested shares underlying the award. The number of shares subject to the award that became eligible to vest was determined based on the extent of achievement of the Company’s fiscal year 2016 revenue as previously determined shortly after the Company’s fiscal year ended December 31, 2016. Based on such determination, 80.003% of the total shares subject to this award became eligible to vest and is scheduled to vest as to one quarter (1/4) of such vesting-eligible shares on each of the one, two, three, and four year anniversaries of the award’s grant date, subject to continued service with us through the applicable vesting date.

(7)
One quarter (1/4) of the shares of the common stock subject to the stock option award vested on the one-year anniversary of June 12, 2017, and an additional one forty-eighth (1/48) of the total shares subject to the option award is scheduled to vest in 36, successive, equal, monthly installments thereafter, subject to continued service with us through each applicable vesting date.

(8)
One quarter (1/4) of the shares of our common stock subject to the restricted stock award it scheduled to vest in four, successive, equal, yearly installments commencing on the one-year anniversary of July 5, 2017, subject to continued service with us through each applicable vesting date.

(9)	Each of the outstanding stock option awards was granted under our 2008 Stock Plan and is fully vested in the holder thereof.

(10)
One forty-eighth (1/48) of the shares of our common stock subject to the stock option award is scheduled to vest in 48, successive, equal, monthly installments (with the first installment having vested on January 22, 2015), subject to continued service with us through each applicable vesting date.

Compensation Committee Report

The compensation committee has reviewed and discussed the section titled “Executive Compensation” with management. Based on such review and discussion, the compensation committee has recommended to the board of directors that the section titled “Executive Compensation” be included in this Annual Report on Form 10-K.

Respectfully submitted by the members of the compensation committee of the board of directors:

Peter Y. Chung (Chair)
Tor R. Braham
Alan S. Henricks
Phillip J. Salsbury
Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2017. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	11,586,333	$5.18	9,991,867
Equity compensation plans not approved by stockholders	—	—	—
Total	11,586,333	$5.18	9,991,867
_____________________________________

(1)
Our 2014 Equity Incentive Plan (the “2014 Plan”) provides that the number of shares of our common stock (“Shares”) available for issuance under the 2014 Plan will be increased on the first day of each fiscal year in an amount equal to the least of (i) 8,000,000 Shares, (ii) five percent (5%) of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by our board of directors; provided, however, that such determination under clause (iii) will be made no later than the last day of the immediately preceding fiscal year.

Director Compensation
Equity Compensation

Each non-employee director who first joins us will be granted an initial equity award with a value of $225,000 and each non-employee director will be granted an annual equity award with a value of $150,000 on each of our annual stockholder meetings. However, a continuing non-employee director who, as of the date of our annual stockholder meeting, has not served as a board member for the entire 12-month period prior to the annual stockholder meeting will receive an annual award with a value that is prorated based on the number of months the director served during the prior year. The initial and annual equity awards will be granted in the form of restricted stock units, and the number of shares to be granted pursuant to such equity awards will be determined by the closing price of a share of our common stock on the New York Stock Exchange on the grant date. However, a non-employee director who is not continuing as a director following an annual stockholder meeting will not receive an annual equity award at such meeting.

The initial equity award will be scheduled to vest in three, equal, annual installments from the date the non-employee director joins our board of directors, subject to continued service with us through each such date. Each annual award will vest as to 100% of the underlying shares on the earlier of the one year anniversary of the award’s grant date or the date of our next annual stockholder meeting, subject to continued service with us through such date.
Cash Compensation

Our board of directors approved the following annual compensation package for our non-employee directors:

Annual Cash Retainer ($)
Annual retainer	30,000
Additional retainer for audit committee chair	20,000
Additional retainer for audit committee member	7,500
Additional retainer for compensation committee chair	12,000
Additional retainer for compensation committee member	5,000
Additional retainer for nominating and governance committee chair	7,500
Additional retainer for nominating and governance committee member	3,500
Additional retainer for non-executive chairman of the board of directors	30,000
Additional retainer for independent lead director	15,000
Director Compensation for 2017

The following table provides information regarding the total compensation that was paid by the Company to each of our directors who was not serving as an executive officer in 2017.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)(2)	Total ($)
Peter Y. Chung	53,000	—	149,993	202,993
Alan S. Henricks	58,500	—	149,993	208,493
Phillip J. Salsbury	65,000	—	149,993	214,993
_____________________________________

(1)	The aggregate number of shares of our common stock subject to option awards and stock awards outstanding at December 31, 2017, for each non-employee director is as follows:

Name	Aggregate Number of Option Awards Outstanding at December 31, 2017 (#)	Aggregate Number of Stock Awards Outstanding at December 31, 2017 (#)
Peter Y. Chung	—	18,359
Alan S. Henricks	30,000	18,359
Phillip J. Salsbury	—	18,359
_____________________________________

(2)
The amount reported in the Stock Awards column is the aggregate grant date fair value of the stock award, computed in accordance with equity compensation provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. As required by the rules of the SEC, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Note that the amount reported in this column does not correspond to the actual economic value that may be received by the director from the award.

Compensation Committee Interlocks and Insider Participation

Messrs. Braham, Chung, Henricks and Salsbury are members of our compensation committee. None of the members of our compensation committee is or has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of July 31, 2018 for:

•each of our directors and nominees for director;

•each of our named executive officers;

•all of our current directors and executive officers as a group; and

•each person or group, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 72,707,302 shares of our common stock outstanding as of July 31, 2018. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of July 31, 2018 or issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of July 31, 2018 to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o A10 Networks, Inc., 3 West Plumeria Drive, San Jose, California 95134. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Lee Chen(1)	9,963,869	13.70%
Entities affiliated with Summit Partners, L.P.(2)	9,492,417	13.06%
Blackrock, Inc.(3)	4,600,752	6.33%
AllianceBernstein L.P.(4)	3,876,042	5.33%
The Vanguard Group(5)	3,852,130	5.30%
Entities affiliated with VIEX Capital Advisors, LLC(6)	3,797,383	5.22%

Named Executive Officers and Directors:
Lee Chen(1)	9,963,869	13.70%
Peter Y. Chung(2)	9,492,417	13.06%
Rajkumar Jalan(7)	726,587	1.00%
Robert Cochran(8)	504,330	*
Phillip J. Salsbury(9)	129,571	*
Tom Constantino(10)	85,937	*
Alan S. Henricks(11)	71,981	*
Tor R. Braham	25,100	*
All current executive officers and directors as a group (10 persons)(12)	20,993,839	28.87%
_____________________________________

*	Represents beneficial ownership of less than one percent (1%).

(1)
Includes (i) 9,778,222 shares of common stock held by Mr. Chen; and (ii) 3,200 shares of common stock held by the U/A DTD 07/25/2000 Lee Chen Family Trust, for which Mr. Chen serves as a trustee. Includes 182,447 shares issuable upon exercise of options exercisable within 60 days after July 31, 2018.

(2)
Includes (i) 6,873,136 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-A, L.P.; (ii) 2,510,989 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-B, L.P.; (iii) 40,186 shares of common stock held of record by Summit Investors I, LLC, (iv) 3,535 shares of common stock held of record by Summit Investors I (UK), L.P. and (v) 46,212 shares held in the name of Peter Y. Chung. Also, includes 18,359 restricted stock units granted to Peter Y. Chung as part of the director compensation program on May 31, 2017. The restricted stock units vested on May 31, 2018 and will be settled solely by delivery of an equal number of shares of common stock when the company becomes current on all of its SEC filings. Peter Y. Chung holds shares and any restricted stock units for the benefit of Summit Partners, L.P., which he has empowered to determine when the underlying shares will be sold and which is entitled to the proceeds of any such sales. Summit Partners, L.P. is the managing member of Summit Partners GE VIII, LLC, which is the general partner of Summit Partners GE VIII, L.P., which is the general partner of each of Summit Partners Growth Equity Fund VIII-A, L.P. and Summit Partners Growth Equity Fund VIII-B, L.P. Summit Master Company, LLC is the managing member of Summit Investors Management, LLC, which is the manager of Summit Investors I, LLC, and the general partner of Summit Investors I (UK), L.P. Summit Master Company, LLC, as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power, to Summit Partners, L.P. and its Investment Committee. Summit Partners, L.P., through a two person Investment Committee currently composed of Martin J. Mannion and Peter Y. Chung, has voting and dispositive authority over the shares held by each of these entities and therefore may be deemed to beneficially owns such shares. In addition, Mr. Chung is a member of Summit Master Company, LLC. Each of the Summit entities mentioned herein, Summit Partners, L.P., Summit Master Company, LLC, Mr. Mannion and Mr. Chung disclaim beneficial ownership of the shares of common stock and the restricted stock units in each case, to the extent of it or his pecuniary interest therein. The address for each of these entities and persons is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(3)
A Schedule 13G was filed with the SEC on January 29, 2018 by BlackRock, Inc. (“BlackRock”), 55 East 52nd Street, New York, NY 10055. BlackRock is a parent holding company with the following subsidiaries who are also beneficial owners: BlackRock International Limited, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisor, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Investment Management, LLC. This Schedule 13G reports that BlackRock has sole voting power with respect to 4,391,607 shares and sole dispositive power with respect to 4,600,752 shares beneficially owned as of December 31, 2017.

(4)
A Schedule 13G was filed with the SEC on February 13, 2018 by AllianceBernstein L.P. (“AllianceBernstein”), 1345 Avenue of the Americas, New York, NY 10105. This Schedule 13G reports that AllianceBernstein has sole voting power with respect to 3,126,650 shares and sole dispositive power with respect to 3,876,042 shares beneficially owned as of December 31, 2017.

(5)
A Schedule 13G was filed with the SEC on February 8, 2018 by The Vanguard Group (“Vanguard”), 100 Vanguard Blvd., Malvern, PA 19355. Vanguard is a parent holding company with the following subsidiaries who are also beneficial owners: Vanguard Fiduciary Trust Company, which is the beneficial owner of 93,063 shares, and Vanguard Investments Australia, Ltd., which is the beneficial owner of

8,200 shares. This Schedule 13G reports that Vanguard has sole voting power with respect to 99,512 shares, shared voting power with respect to 1,751 shares, sole dispositive power with respect to 3,757,316 shares, and shared dispositive power with respect to 94,814 shares beneficially owned as of December 31, 2017.

(6)
A Schedule 13D/A was filed with the SEC on March 16, 2018 by VIEX Opportunities Fund, LP - Series One (“Series One”), VIEX Special Opportunities Fund II, LP (“VSO II”), VIEX GP, LLC (“VIEX GP”), VIEX Special Opportunities GP II, LLC (“VSO GP II”), VIEX Capital Advisors, LLC (“VIEX Capital”), and Eric Singer, as managing member of each of VIEX GP, VSO GP II and VIEX Capital, 825 Third Avenue, 33rd Floor, New York, NY 10022. This Schedule 13D/A reports that Series One is the beneficial owner of 1,763,575 shares and VSO II is the beneficial owner of 2,033,808 shares. As the general partner of Series One, VIEX GP may be deemed the beneficial owner of the 1,763,575 shares beneficially owned by Series One, and as the general partner of VSO II, VSO GP II may be deemed the beneficial owner of the 2,033,808 shares beneficially owned by VSO II. As the investment manager or Series One and VSO II, VIEX Capital may be deemed the beneficial owner of the (i) 1,763,575 shares beneficially owned by Series One and (ii) 2,303,808 shares beneficially owned by VSO II. As the managing member of VIEX GP and VIEX Capital, Eric Singer may be deemed the beneficial owner of the (i) 1,763,575 shares beneficially owned by Series One and (ii) 2,303,808 shares beneficially owned by VSO II.

(7)	Includes 377,081 shares issuable upon exercise of options exercisable within 60 days after July 31, 2018.

(8)	Includes 409,893 shares issuable upon exercise of options exercisable within 60 days after July 31, 2018.

(9)
Includes 18,359 restricted stock units granted to Mr. Salsbury as part of the director compensation program on May 31, 2017. The restricted stock units vested on May 31, 2018 and will be settled solely by delivery of an equal number of shares of common stock when the company becomes current on all of its SEC filings.

(10)
Includes 42,187 shares issuable upon exercise of options exercisable within 60 days after July 31, 3018. Also includes 43,750 restricted stock units that vested on June 14, 2018 and will be settled shortly by delivery of an equal number of shares of common stock when the company becomes current on all of its SEC filings (including a number of shares which will be automatically sold on Mr. Constantino’s behalf to cover taxes on such RSU release, pursuant to the terms of the Restricted Stock Unit Agreement related to such shares)

(11)
Includes 30,000 shares issuable upon exercise of options exercisable within 60 days after July 31, 2018 and 18,359 restricted stock units granted to Mr. Henricks as part of the director compensation program on May 31, 2017. The restricted stock units vested on May 31, 2018 and will be settled solely by delivery of an equal number of shares of common stock when the company becomes current on all of its SEC filings.

(12)
Includes 1,079,108 shares issuable upon exercise of options held by our current executive officers and directors exercisable within 60 days after July 31, 2018 and 102,202 shares issuable pursuant to RSUs which either have vested but have not yet been released or are subject to vesting conditions expected to occur within 60 days of July 31, 2018 held by our current executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.
Investors Rights Agreement

We are party to an investors rights agreement which provides, among other things, that certain holders of our common stock have the right to demand that we file a registration statement, or request that the shares of such stock be covered by a registration statement that we are otherwise filing, subject to certain exceptions. Lee Chen, our President and Chief Executive Officer, Robert Cochran, our Executive Vice President, Legal and Corporate Collaborations, and certain entities affiliated with Summit Partners, L.P., which hold more than 5% of our outstanding capital stock and one of whose managing directors, Peter Y. Chung, is a member of our board of directors, are parties to the investors rights agreement.
Employment Arrangements and Indemnification Agreements

We have entered into employment and consulting arrangements with certain of our current and former executive officers. See “Executive Officer Employment Agreements.”

We have also entered into indemnification agreements with certain directors and officers of ours. The indemnification agreements and our restated certificate of incorporation currently in effect and bylaws in effect upon the completion of this offering require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Equity Award Grants to Executive Officers and Directors

We have granted stock options, RSUs and/or PSUs to our executive officers and our non-employee directors. See the sections entitled “Executive Compensation” above.
Other Transactions

Other than as described above under this section titled “Related Party Transactions,” since January 1, 2017, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
Policies and Procedures for Related Party Transactions

The audit committee of our board of directors has the primary responsibility for reviewing and approving transactions with related parties. Our audit committee charter provides that the audit committee may review and approve in advance any related party transactions.

We have adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. Our audit committee has determined that certain transactions shall be deemed to be pre-approved by the audit committee, even if the aggregate amount involved will exceed $120,000, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.
Director Independence

Our common stock is listed on the New York Stock Exchange. Under the listing standards of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the listing standards of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of the New York Stock Exchange. In addition, compensation committee members must also satisfy the independence criteria set forth under the listing standards of the New York Stock Exchange.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Braham, Chung, Henricks and Salsbury do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of the New York Stock Exchange. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2017 and 2016 by Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm. All services described below for 2017 and 2016 were pre-approved by the Audit Committee.

	2017	2016
Audit Fees(1)	$2,344,465	$1,009,904
Audit-Related Fees(2)	159,771	—
Tax Fees(3)	—	—
All Other Fees(4)	—	14,000
Total Fees	$2,504,236	$1,023,904
_____________________________________

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria above.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Deloitte for our fiscal years ended December 31, 2017 and 2016 were pre-approved by our audit committee.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-194015	3.1	March 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.3*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.4*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.20	February 18, 2014

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.1	November 3, 2016
10.30*	Transition Letter, dated March 29, 2017, by and between the Registrant and Greg Straughn	10-Q	001-36343	10.1	May 5, 2017
10.31*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.32*	Transition Agreement, dated November 6, 2017, by and between the Registrant and Rey Smets					X
10.33*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White					X
21.1	List of subsidiaries of the Registrant					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

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

Date: August 28, 2018

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Lee Chen	Chief Executive Officer, President and Director	August 28, 2018
Lee Chen	(Principal Executive Officer)

/s/ Tom Constantino	Chief Financial Officer	August 28, 2018
Tom Constantino	(Principal Accounting and Financial Officer)

/s/ Robert Cochran	Executive Vice President, Legal and Corporate Collaboration	August 28, 2018
Robert Cochran	and Secretary and Director

/s/ Peter Y. Chung	Director	August 28, 2018
Peter Y. Chung

/s/ Alan S. Henricks	Director	August 28, 2018
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	August 28, 2018
Phillip J. Salsbury

/s/ Tor R. Braham	Director	August 28, 2018
Tor R. Braham