Form 10-Q
period 2018-03-31
A10 Networks, Inc.
filed 2018-09-24
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
As of September 17, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,707,302.

(*) The condensed consolidated financial statements for the three months ended March 31, 2017 have been restated as further discussed in Note 2. Restatement of Previously Issued Consolidated Financial Statements of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$46,964	$46,567
Marketable securities	83,738	84,567
Accounts receivable, net of allowances of $850 and $983, respectively	47,755	48,266
Inventory	16,189	17,577
Prepaid expenses and other current assets	14,352	6,825
Total current assets	208,998	203,802
Property and equipment, net	9,634	9,913
Goodwill	1,307	1,307
Intangible assets	4,829	5,190
Other non-current assets	7,229	4,646
Total assets	$231,997	$224,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,632	$9,033
Accrued liabilities	25,491	21,835
Deferred revenue	65,735	61,858
Total current liabilities	98,858	92,726
Deferred revenue, non-current	31,895	32,779
Other non-current liabilities	884	967
Total liabilities	131,637	126,472
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 72,707 and 71,692 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	364,953	355,533
Accumulated other comprehensive loss	(296)	(123)
Accumulated deficit	(264,298)	(257,025)
Total stockholders' equity	100,360	98,386
Total liabilities and stockholders' equity	$231,997	$224,858

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
		(As Restated, Note 2)
Revenue:
Products	$28,149	$43,698
Services	21,034	20,236
Total revenue	49,183	63,934
Cost of revenue:
Products	7,109	10,502
Services	4,775	4,241
Total cost of revenue	11,884	14,743
Gross profit	37,299	49,191
Operating expenses:
Sales and marketing	26,904	26,263
Research and development	18,797	17,042
General and administrative	11,594	7,647
Total operating expenses	57,295	50,952
Loss from operations	(19,996)	(1,761)
Non-operating income (expense):
Interest expense	(33)	(44)
Interest and other income, net	566	842
Total non-operating income, net	533	798
Loss before income taxes	(19,463)	(963)
Provision for income taxes	207	374
Net loss	$(19,670)	$(1,337)
Net loss per share:
Basic and diluted	$(0.27)	$(0.02)
Weighted-average shares used in computing net loss per share:
Basic and diluted	72,232	68,571

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
		(As Restated, Note 2)
Net loss	$(19,670)	$(1,337)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(173)	(1)
Comprehensive loss	$(19,843)	$(1,338)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
		(As Restated, Note 2)
Cash flows from operating activities:
Net loss	$(19,670)	$(1,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,134	2,202
Stock-based compensation	8,151	4,316
Other non-cash items	389	(278)
Changes in operating assets and liabilities:
Accounts receivable, net	94	1,759
Inventory	827	(1,623)
Prepaid expenses and other assets	(1,687)	(1,699)
Accounts payable	(1,202)	(1,624)
Accrued liabilities	3,599	(1,647)
Deferred revenue	6,995	490
Other	18	(14)
Net cash (used in) provided by operating activities	(352)	545
Cash flows from investing activities:
Proceeds from sales of marketable securities	10,709	7,620
Maturities of marketable securities	17,150	10,694
Purchases of marketable securities	(27,220)	(18,616)
Purchases of property and equipment	(1,133)	(678)
Net cash used in investing activities	(494)	(980)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,269	2,065
Other	(26)	(25)
Net cash provided by financing activities	1,243	2,040
Net increase in cash and cash equivalents	397	1,605
Cash and cash equivalents - beginning of period	46,567	28,975
Cash and cash equivalents - end of period	$46,964	$30,580
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$561	$783
Purchases of property and equipment included in accounts payable	$87	$458
Vesting of early exercised stock options	$—	$41

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements, which are included in its 2017 Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC (our “Annual Report”).

These financial statements have been prepared on the same basis as our annual financial statements and, in management’s opinion, reflect all adjustments consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial information. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in our Annual Report.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows. We have separately presented the line items “Proceeds from sales of marketable securities” and “Maturities of marketable securities” as opposed to our historical consolidated presentation of “Proceeds from sales and maturities of marketable securities” in the condensed consolidated statement of cash flows for the three months ended March 31, 2017.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, acquisition related purchase price allocations, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 11 in this report, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash, cash equivalents and marketable securities are held and invested in high-credit quality financial instruments by recognized financial institutions and are subject to minimum credit risk.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
	2018	2017
Customer A (a distribution channel partner)	*	18%
Customer B (a distribution channel partner)	*	11%
Customer C (a direct customer)	*	12%

* represents less than 10% of total revenue

As of March 31, 2018, one customer accounted for 13% of our total gross accounts receivable, respectively. As of December 31, 2017, no customer accounted for 10% or more of our total gross accounts receivable.

Recently Adopted Accounting Guidance

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The amendments will be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 on January 1, 2018 did not impact our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which resulted in the recognition of a deferred commission asset on our condensed consolidated balance sheet. We adopted ASU 2014-09 and its related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. See Note 11 in this report for disclosure on the impact of adopting this standard.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In July 2018, FASB issued ASU No. 2018-11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. This standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We will adopt this standard effective January 1, 2019. We are currently gathering information and evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification. See Note 9 in this report for disclosures related to the effect of the Tax Cuts and Jobs Act and our utilization of SAB 118.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective 30 days after publication in the Federal Register. The final rule was not yet published in the Federal Register as of the date of this Quarterly Report on Form 10-Q. We are evaluating the impact of this guidance on our condensed consolidated financial statements.

There are several other new accounting pronouncements issued by the FASB, which we will adopt. However, we do not believe any of those accounting pronouncements will have a material impact on our consolidated financial position, operating results or statements of cash flows.

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

During the course of this Investigation, code of conduct breaches and accounting and financial reporting errors were identified. The matters primarily resulted in modification to the timing of the recognition of revenue in a limited number of sale transactions between the Company and its resellers and distributors. The Company determined the need to restate the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and the consolidated statements as of and for the year ended December 31, 2016, including interim periods therein. The Company also adjusted the consolidated financial statements as of and for the year ended December 31, 2015 to correct identified immaterial errors.

Revenue Recognition Adjustments

During the three months ended March 31, 2017, revenue on certain sale transactions was recognized prematurely in prior year, as it was determined that there was an oversight or misuse of facts which indicated that the reseller’s or distributor’s price was not fixed or determinable, or that collectability was not reasonably assured, because the reseller’s or distributor’s payment to the Company was contingent on resale of the product or the transaction included extended payment terms beyond the Company’s customary terms.

To correct these errors, the related revenue and cost of revenue were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met.

Additionally, certain adjustments to accounts receivable, net of allowances, inventory, and deferred revenue, current, were made to the condensed consolidated balance sheet at the end of the period in which the accounting errors occurred.

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

Impact of the Restatement

The following table presents the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$39,706	$3,634	$358	$43,698
Services	20,580	14	(358)	20,236
Total revenue	60,286	3,648	—	63,934
Cost of revenue:
Products	9,784	599	119	10,502
Services	4,360	—	(119)	4,241
Total cost of revenue	14,144	599	—	14,743
Gross profit	$46,142	$3,049	$—	$49,191
Operating expenses:
General and administrative	$7,161	$486	$—	$7,647
Total operating expenses	$50,466	$486	$—	$50,952
Loss from operations	$(4,324)	$2,563	$—	$(1,761)
Loss before income taxes	$(3,526)	$2,563	$—	$(963)
Net loss	$(3,900)	$2,563	$—	$(1,337)
Net loss per share:
Basic and diluted	$(0.06)			$(0.02)
Weighted-average shares used in computing net loss per share:
Basic and diluted	68,571			68,571

The following table presents the condensed consolidated statement of cash flows as previously reported, restatement adjustments, and the condensed consolidated statement of cash flows as restated for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(3,900)	$2,563	$(1,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable, net	$5,214	$(3,455)	$1,759
Inventory	$(2,222)	$599	$(1,623)
Deferred revenue	$197	$293	$490
Net cash provided by operating activities	$545	$—	$545

The only change to the condensed consolidated statement of comprehensive loss and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017 as a result of the restatements is due to the changes in net loss. Refer to the condensed consolidated statement of comprehensive loss as restated.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$16,999	$2	$(8)	$16,993	$17,000	$6	$(1)	$17,005
Corporate securities	41,452	—	(191)	41,261	39,154	1	(76)	39,079
U.S. Treasury and agency securities	5,243	—	(25)	5,218	5,744	—	(19)	5,725
Commercial paper	6,473	—	(4)	6,469	9,225	1	(2)	9,224
Asset-backed securities	13,867	—	(70)	13,797	13,567	—	(33)	13,534
	$84,034	$2	$(298)	$83,738	$84,690	$8	$(131)	$84,567

During the three months ended March 31, 2018 and 2017, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$56,501	$56,372
Mature in 1 - 3 years	27,533	27,366
	$84,034	$83,738

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$10,491	$(8)	$—	$—	$10,491	$(8)
Corporate securities	39,761	(191)	—	—	39,761	(191)
U.S. Treasury and agency securities	1,736	(10)	3,482	(15)	5,218	(25)
Commercial paper	6,469	(4)	—	—	6,469	(4)
Asset-backed securities	12,872	(67)	925	(3)	13,797	(70)
	$71,329	$(280)	$4,407	$(18)	$75,736	$(298)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	36,079	(74)	1,499	(2)	37,578	(76)
U.S. Treasury and agency securities	2,246	(2)	3,479	(17)	5,725	(19)
Commercial paper	4,232	(2)	—	—	4,232	(2)
Asset-backed securities	11,415	(32)	728	(1)	12,143	(33)
	$56,971	$(111)	$5,706	$(20)	$62,677	$(131)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2018 and 2017.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$33,798	$—	$—	$33,798	$34,453	$—	$—	$34,453
Cash equivalents	13,166	—	—	13,166	12,114	—	—	12,114
Certificates of deposit	—	16,993	—	16,993	—	17,005	—	17,005
Corporate securities	—	41,261	—	41,261	—	39,079	—	39,079
U.S. Treasury and agency securities	—	5,218	—	5,218	—	5,725	—	5,725
Commercial paper	—	6,469	—	6,469	—	9,224	—	9,224
Asset-backed securities	—	13,797	—	13,797	—	13,534	—	13,534
	$46,964	$83,738	$—	$130,702	$46,567	$84,567	$—	$131,134

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

Inventory

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$5,869	$6,643
Finished goods	10,320	10,934
Total inventory	$16,189	$17,577

Property and Equipment, Net

	Useful Life	March 31, 2018	December 31, 2017
	(in years)	(in thousands)
Equipment	1-3	$49,245	$47,817
Software	1-3	4,018	3,988
Furniture and fixtures	1-3	951	950
Leasehold improvements	2-8	3,824	3,824
Property and equipment, gross		58,038	56,579
Less: accumulated depreciation		(48,404)	(46,666)
Property and equipment, net		$9,634	$9,913

Depreciation expense on property and equipment was $1.7 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(1,768)	$3,282	$5,050	$(1,515)	$3,535
Patents	2,936	(1,389)	1,547	2,936	(1,281)	1,655
Total	$7,986	$(3,157)	$4,829	$7,986	$(2,796)	$5,190

Amortization expense related to purchased intangible assets was $0.4 million each for the three months ended March 31, 2018 and 2017. Purchased intangible assets will be amortized over a remaining weighted average useful life of 3.4 years.

Future amortization expense for purchased intangible assets as of March 31, 2018 is as follows (in thousands):

Fiscal Year
Remainder of 2018	$1,082
2019	1,442
2020	1,442
2021	863
$4,829

Accrued Liabilities

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued compensation and benefits	$14,156	$13,828
Accrued tax liabilities	3,118	2,985
Other	8,217	5,022
Total accrued liabilities	$25,491	$21,835

Deferred Revenue

	March 31, 2018	December 31, 2017
	(in thousands)
Deferred revenue:
Products	$5,714	$6,161
Services	91,916	88,476
Total deferred revenue	97,630	94,637
Less: current portion	(65,735)	(61,858)
Non-current portion	$31,895	$32,779

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

In September 2018, we entered into an amendment with SVB to reduce the unused revolving line facility fee on the 2016 Credit Facility from 0.4% to 0.3%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants except for the submission of our quarterly financial statements no later than 45 days after the last day of the fiscal quarter. However, SVB granted a forbearance on this requirement through August 31, 2018, and we submitted our quarterly financial statements within the forbearance period.

6. Commitments and Contingencies

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). The complaint in the Securities Action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages and other relief. On August 31, 2018, the court appointed a lead plaintiff. An operative amended complaint remains to be filed.

On May 30, 2018, certain of our current and former directors and officers were named as defendants in a putative shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, captioned Moulton v. Chen et al., 3:18-cv-03223-VC (the “Derivative Action”). We were also named as a nominal defendant. The complaint in the Derivative Action alleges breaches of fiduciary duties and other related claims in connection with purported misrepresentations related to internal controls and revenues and failures to ensure that financial statements were made in accordance with generally accepted accounting principles. Plaintiff seeks unspecified damages allegedly sustained by the Company, restitution, and other relief. On July 11, 2018 the Derivative Action was stayed until a motion to dismiss in the Securities Action is granted with prejudice or denied in whole or in part. Defendants are not required to move or otherwise respond to the current complaint.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, on January 1, 2018, the number of shares in the 2014 Plan increased by 3,584,623 shares, representing 5% of the prior year end’s common stock outstanding. As of March 31, 2018, we had a total of 10,633,711 shares available for future grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) provides for twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits. As of March 31, 2018, we had 3,065,182 shares available for future issuance under the 2014 Purchase Plan.

The 2014 Purchase Plan was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, there were no stock purchases under the 2014 Purchase Plan during the three months ended March 31, 2018. The 2014 Purchase Plan may resume after we become a current filer, subject to the Board acting at that time to establish new purchase and offering periods.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation by type of award:
Stock options	$329	$819
Stock awards	2,665	2,949
Employee stock purchase rights (1)	5,157	548
	$8,151	$4,316

Stock-based compensation by category of expense:
Cost of revenue	$893	$283
Sales and marketing	2,765	1,536
Research and development	3,382	1,664
General and administrative	1,111	833
	$8,151	$4,316

(1)
Amount includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP was accelerated and recognized within the condensed consolidated statement of operations.

As of March 31, 2018, we had $27.5 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.3 years.

We did not grant stock options and employee stock purchase rights during the three months ended March 31, 2018 and 2017.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2017	6,018	$5.18
Exercised	(359)	$3.54
Canceled (1)	(87)	$10.74
Outstanding as of March 31, 2018	5,572	$5.19	5.0	$7,546
Vested and exercisable as of March 31, 2018	4,688	$5.03	4.4	$7,027

(1)	Includes 51,995 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of March 31, 2018, the aggregate intrinsic value represents the excess of the closing price of our common stock of $5.82 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.1 million and $4.7 million during the three months ended March 31, 2018 and 2017, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of March 31, 2018.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the restatement. As of March 31, 2018, 178,402 shares had vested, 181,600 shares were forfeited, and the remaining shares will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of March 31, 2018, 12,128 shares had vested, 30,321 shares were forfeited, and the remaining shares were unvested and are eligible to vest based on achievement of performance targets.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Outstanding as of December 31, 2017	5,568	$6.88
Granted	99	$6.86
Released	(656)	$6.44
Canceled	(284)	$7.57
Outstanding as of March 31, 2018	4,727	$6.90	1.4

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $4.3 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively.

Stock Repurchase Program

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of March 31, 2018.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three months ended March 31, 2018 and 2017, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options, RSUs and employee stock purchase rights	10,431	13,478
Common stock subject to repurchase	—	8
	10,431	13,486

9. Income Taxes

We recorded income tax expense of $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2018. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.9 million and $3.8 million of unrecognized tax benefits as of March 31, 2018 and December 31, 2017, respectively. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our income tax provision in our condensed consolidated statements of operations.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2004 through the current period. We are not currently under examination by any taxing authorities.

The Tax Cuts and Jobs Act
In December 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including, but not limited to: (1) a reduction of the U.S. federal corporate income tax rate to 21% for tax years beginning after December 31, 2017; (2) a requirement for companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and, (3) the transition of international taxation from a worldwide tax system to a territorial system.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the three months ended March 31, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018. We are not currently under examination by any taxing authorities.

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$20,678	$34,274
Japan	13,080	13,079
Asia Pacific, excluding Japan	7,438	9,862
EMEA	6,499	5,632
Other	1,488	1,087
	$49,183	$63,934

The following table is a summary of our long-lived assets which include property and equipment, net based on the physical location of the assets (in thousands):

	March 31, 2018	December 31, 2017
United States	$7,430	$7,733
Japan	1,409	1,510
Other	795	670
Total	$9,634	$9,913

11. Revenue

ASC 606 Adoption Impact

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of accumulated deficit as of the adoption date. We applied ASC 606 to all contracts that were not completed at the date of initial application. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. In connection with the adoption of ASC 606, we also adopted ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.  Collectively, we refer to ASC 606 and ASC 340-40 as the “new standard.”

Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, commissions and deferred commissions as discussed below. We recorded a reduction to opening accumulated deficit of $12.4 million as of January 1, 2018 due to the cumulative impact of adopting the new standard as follows:

•
A decrease in total deferred revenue of $4.0 million primarily due to the removal of the current limitation on contingent revenue that would have accelerated revenue recognition for certain of our historical revenue contracts; and

•
Recognition of a deferred commissions asset of $8.4 million due to the requirement under the new standard to recognize incremental customer acquisition costs in our condensed consolidated statement of operations as the related performance obligations are met as compared to the previous recognition to expense as incurred.

Impact on the Condensed Consolidated Financial Statements

The following tables summarize the impact of the new standard on our condensed consolidated statement of balance sheet and condensed consolidated of operations for the period presented:

Selected Condensed Consolidated Balance Sheet Line Items

	March 31, 2018
(in thousands)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Assets
Prepaid expenses and other current assets	$14,352	$(5,755)	$8,597
Other non-current assets	7,229	(2,610)	4,619
Liabilities
Deferred revenue, current	65,735	2,657	68,392
Deferred revenue, non-current	31,895	1,686	33,581
Stockholders' Equity
Accumulated deficit	(264,298)	(12,785)	(277,083)

Selected Condensed Consolidated Statement of Operations Line Items

	Three Months Ended March 31, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$28,149	$(342)	$27,807
Revenue - services	21,034	—	21,034
Total revenue	49,183	(342)	48,841
Gross profit	37,299	(342)	36,957
Sales and marketing	26,904	39	26,943
Total operating expenses	57,295	39	57,334
Loss from operations	(19,996)	(381)	(20,377)
Net loss	(19,670)	(381)	(20,051)
Basic and diluted net loss per share	(0.27)		(0.28)

Changes in Accounting Policies

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription revenue; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied.

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one year, but can be up to five years as there is no discernable pattern of transfer related to these promises. Billed but unearned PCS revenue is included in deferred revenue.

Professional service revenue primarily consists of the fees we earn related to installation and consulting services. We recognize revenue from professional services upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 30 to 90 days from the start of service. Revenue is recognized for training when the training course is delivered.

Contracts with Multiple Performance Obligations

Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes embedded ACOS software, which together deliver the essential functionality of our products. For contracts which contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.

If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.

We account for multiple contracts with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.

We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.

Our policy applies to the accounting for individual contracts. However, we have elected a practical expedient to apply the guidance to a portfolio of contracts or performance obligations with similar characteristics so long as such application would not differ materially from applying the guidance to the individual contracts (or performance obligations) within that portfolio.

Consequently, we have chosen to apply the portfolio approach when possible, which we do not believe will happen frequently. Additionally, we will evaluate a portfolio of data, when possible, in various situations, including accounting for commissions, rights of return and transactions with variable consideration.

We report revenue net of sales taxes. We include shipping charges billed to customers in revenue and the related shipping costs are included in cost of product revenue.

Contract Balances
The following table reflects contract balances with customers (in thousands):

		As of	As of Adoption
	Balance Sheet Line Reference	March 31, 2018	January 1, 2018
Accounts receivable, net	Accounts receivables, net	$47,755	$48,266
Deferred revenue, current	Deferred revenue	65,735	59,360
Deferred revenue, non-current	Deferred revenue, non-current	31,895	31,276

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. Amount is immaterial as of March 31, 2018 and as of the adoption date.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three months ended March 31, 2018, $19.5 million of revenue recognized was included in the deferred revenues balance at the beginning of the period.

Deferred Contract Acquisition Costs
In connection with the adoption of ASC 340-40, we capitalize certain contract acquisition costs consisting of incremental sales commissions incurred to obtain customer contracts. Deferred commissions related to product revenues are recognized upon transfer of control to customers. Deferred commissions related to services revenue are recognized as the related performance obligations are met. Deferred commissions that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other non-current assets. Amortization of deferred commissions is included in sales and marketing expense.
Deferred contract acquisition costs were $8.4 million as of March 31, 2018 and the related amortization amount for the three months ended March 31, 2018 was $1.7 million.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

March 31, 2018
Within 1 year	$65,735
Next 2 to 3 years	30,062
Thereafter	1,833
Total	$97,630

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our portfolio of software and hardware solutions combines industry-leading performance and scale with advanced intelligent automation, machine learning, data driven analytics, and threat intelligence to ensure security and availability of customer applications across their multi-cloud networks, including on-premise, private and public clouds. As the cyber threat landscape intensifies and network architectures evolve, we are committed to providing customers with greater connected intelligence to improve the security, visibility, availability, flexibility, management and performance of their applications. Our customers include leading cloud providers, web-scale businesses, service providers, government organizations and enterprises.

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controllers (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Network Address Translation (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”) and intelligent management, and automation tools; Harmony Controller and aGalaxy. Our products are offered in a variety of form factors and payment models, including physical appliances and software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2018, we had sold products to approximately 6,300 customers across 83 countries.

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

During the first quarter of 2018, 42% of our total revenue was generated from the United States, 27% from Japan and 31% from other geographical regions. During the first quarter of 2017, 54% of our total revenue was generated from the United States, 20% from Japan and 26% from other geographical regions. Our enterprise customers accounted for 58% and 57% of our total revenue during the first quarter of 2018 and 2017, respectively. Our service provider customers accounted for 42% and 43% of our total revenue during the first quarter of 2018 and 2017, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for 36% and 45% of our total revenue during the first quarter of 2018 and 2017, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2018, we had $47.0 million of cash and cash equivalents and $83.7 million of marketable securities. Cash used in operating activities was $0.4 million in the first quarter of 2018 as compared to $0.5 million cash generated by operating activities in the same period of 2017.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$28,149	57.2%	$43,698	68.3%	$(15,549)	(36)%
Services	21,034	42.8	20,236	31.7	798	4%
Total revenue	49,183	100.0	63,934	100.0	(14,751)	(23)%
Cost of revenue:
Products	7,109	14.5	10,502	16.5	(3,393)	(32)%
Services	4,775	9.7	4,241	6.6	534	13%
Total cost of revenue	11,884	24.2	14,743	23.1	(2,859)	(19)%
Gross profit	37,299	75.8	49,191	76.9	(11,892)	(24)%
Operating expenses:
Sales and marketing	26,904	54.7	26,263	41.0	641	2%
Research and development	18,797	38.2	17,042	26.7	1,755	10%
General and administrative	11,594	23.6	7,647	12.0	3,947	52%
Total operating expenses	57,295	116.5	50,952	79.7	6,343	12%
Loss from operations	(19,996)	(40.7)	(1,761)	(2.8)	(18,235)	1,035%
Non-operating income (expense):
Interest expense	(33)	(0.1)	(44)	(0.1)	11	(25)%
Interest and other income (expense), net	566	1.2	842	1.4	(276)	(33)%
Total non-operating income (expense), net	533	1.1	798	1.3	(265)	(33)%
Loss before income taxes	(19,463)	(39.6)	(963)	(1.5)	(18,500)	1,921%
Provision for income taxes	207	0.4	374	0.6	(167)	(45)%
Net loss	$(19,670)	(40.0)%	$(1,337)	(2.1)%	$(18,333)	1,371%

.

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one of our ADC, CGN, TPS, SSLi or CFW solutions.
Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

Our adoption of ASC 606, the new revenue recognition guidance, in January 2018 did not have a material impact on the recognition or timing of revenue. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$28,149	57%	$43,698	68%	$(15,549)	(36)%
Services	21,034	43	20,236	32	798	4%
Total revenue	$49,183	100%	$63,934	100%	$(14,751)	(23)%
Revenue by geographic region:
United States	$20,678	42%	$34,274	54%	$(13,596)	(40)%
Japan	13,080	27	13,079	20	1	—%
Asia Pacific, excluding Japan	7,438	15	9,862	15	(2,424)	(25)%
EMEA	6,499	13	5,632	9	867	15%
Other	1,488	3	1,087	2	401	37%
Total revenue	$49,183	100%	$63,934	100%	$(14,751)	(23)%

Total revenue decreased by $14.8 million, or 23%, during the first quarter of 2018 compared to the same period of 2017. This decrease was due to a $15.5 million decrease in products revenue, partially offset by a $0.8 million increase in services revenue. Revenue from service provider and enterprise customers decreased 26% and 21%, respectively, during the first quarter of 2018 compared to the same period of 2017.

Products revenue decreased $15.5 million, or 36%, during the first quarter of 2018 compared to the same period of 2017 primarily driven by the decreases from the United States and Asia Pacific regions excluding Japan.

Services revenue increased $0.8 million, or 4%, during the first quarter of 2018 compared to the same period of 2017. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During the first quarter of 2018, $20.7 million, or 42% of total revenue, was generated from the United States, which represents a 40% decrease compared to the same period of 2017. The decrease is primarily due to lower products revenue.

During the first quarter of 2018, $13.1 million, or 27% of total revenue, was generated from Japan, which remained relatively consistent for the first quarter of 2018 compared to the same period of 2017.

During the first quarter of 2018, $7.4 million, or 15% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 25% decrease compared to the same period of 2017. The decrease is primarily due to lower products revenue, partially offset by slightly higher services revenue from PCS sales in connection with our increased installed customer base.

During the first quarter of 2018, $6.5 million, or 13% of total revenue, was generated from EMEA, which represents a 15% increase compared to the same period of 2017. The increase is driven by both higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
Cost of revenue:
Products	$7,109	$10,502	$(3,393)	(32)%
Services	4,775	4,241	534	13%
Total cost of revenue	$11,884	$14,743	$(2,859)	(19)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$21,040	74.7%	$33,196	76.0%	$(12,156)	(1.3)%
Services	16,259	77.3%	15,995	79.0%	264	(1.7)%
Total gross profit	$37,299	75.8%	$49,191	76.9%	$(11,892)	(1.1)%

Products gross margin decreased 1.3% during the first quarter of 2018 compared to the same period of 2017 primarily due to unfavorable product and geographic mix.

Services gross margins decreased 1.7% during the first quarter of 2018 compared to the same period of 2017 primarily driven by higher costs of inventory used to provide hardware replacements to end-customers under PCS contracts.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$26,904	$26,263	$641	2%
Research and development	18,797	17,042	1,755	10%
General and administrative	11,594	7,647	3,947	52%
Total operating expenses	$57,295	$50,952	$6,343	12%

Sales and Marketing

Sales and marketing expenses are our largest functional category of operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of customer contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, $8.4 million of our sales commission expenses has been deferred over an expected benefit period as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

The increase in sales and marketing expense for the first quarter of 2018 compared to the same period of 2017 was primarily due to a $1.6 million increase in stock compensation expense from our employee stock purchase plan, offset by a $1.1 million decrease in salaries and benefits resulted primarily from decreased headcount. Our employee stock purchase plan was suspended in March 2018 due to the delay of the Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, all the remaining unrecognized stock-based compensation expense related to our employee stock purchase plan was recognized as of March 31, 2018. See Note 7 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

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

The increase in research and development expense for the first quarter of 2018 compared to the same period of 2017 was primarily due to a $1.5 million increase in personnel costs driven mainly by higher stock compensation expense from our employee stock purchase plan. Our employee stock purchase plan was suspended in March 2018 due to the delay of the Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, all the remaining unrecognized stock-based compensation expense related to our employee stock purchase plan was recognized as of March 31, 2018. See Note 7 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

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

The increase in general and administrative expenses for the first quarter of 2018 compared to the same period of 2017 was primarily due to a $4.2 million increase in professional services driven mainly by our internal investigation as previously disclosed. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report regarding this investigation.

General and administrative expenses may increase in the future.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At March 31, 2018, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. At such time we choose to draw down on the credit facility, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial for the first quarter of 2018 and 2017.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, decreased $0.3 million, or 33%, for the first quarter of 2018 compared to the same period of 2017 primarily driven by lower foreign exchange gains.

Provision for Income Taxes

We recorded income tax provision of $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $47.0 million, including $4.6 million held outside the United States in our foreign subsidiaries, and $83.7 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2018, we had working capital of $110.1 million, accumulated deficit of $264.3 million and total stockholders’ equity of $100.4 million.

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

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of March 31, 2018.

In addition, as described in Note 6 in the Notes to the Condensed Consolidated Financial Statements in this report, we are currently, or from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreements

In November 2016, we entered into the 2016 Credit Facility with Silicon Valley Bank (“SVB”) as the lender. The 2016 Credit Facility provides a three-year, $25.0 million revolving credit facility, which includes a maximum of $25.0 million letter of credit subfacility. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equals or exceeds $50.0 million, loans may be advanced under the 2016 Credit Facility up to the full $25.0 million. When the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit falls below $50.0 million, loans may be advanced under the 2016 Credit Facility based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. The loans bear interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%.

In September 2018, we entered into an amendment with SVB to reduce the unused revolving line facility fee on the 2016 Credit Facility from 0.4% to 0.3%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants except for the submission of our quarterly financial statements no later than 45 days after the last day of the fiscal quarter. However, SVB granted a forbearance on this requirement through August 31, 2018, and we submitted our quarterly financial statements within the forbearance period.
Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(352)	$545
Investing activities	(494)	(980)
Financing activities	1,243	2,040
Net increase in cash and cash equivalents	$397	$1,605

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

During the three months ended March 31, 2018, cash used in operating activities was $0.4 million, consisting of net loss of $19.7 million, non-cash charges of $10.7 million and a cash increase resulting from the net change in operating assets and liabilities of $8.6 million. Our non-cash charges consisted primarily of stock-based compensation expense of $8.2 million and depreciation and amortization expenses of $2.1 million. The net change in our operating assets and liabilities primarily reflects an inflow from the favorable changes in accrued liabilities of $3.6 million and deferred revenue of $7.0 million, offset primarily by an outflow from the unfavorable changes in prepaid expenses and other assets of $1.7 million and accounts payable of $1.2 million.

The favorable change in accrued liabilities was primarily due to higher legal fees accrual primarily driven by our internal investigation as we previously disclosed, offset in part by lower accrued cash based personnel-related cost driven mainly by decreased headcount. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information related to our internal investigation. The favorable change in deferred revenue was primarily driven by the increased sales in product subscriptions. The unfavorable change in prepaid expenses and other assets was primarily driven by higher prepaid insurance and higher deferred product costs. The unfavorable change in accounts payable was primarily due to the timing of vendor invoice payments.

During the three months ended March 31, 2017, cash provided by operating activities was $0.5 million, consisting of a net loss of $1.3 million, non-cash charges of $6.2 million and a cash decrease resulting from the net change in operating assets and liabilities of $4.4 million. Our non-cash charges consisted primarily of stock-based compensation expense of $4.3 million and depreciation and amortization expenses of $2.2 million. The net change in our operating assets and liabilities primarily reflects an outflow from the changes in inventory of $1.6 million, prepaid expenses and other assets of $1.7 million, accounts payable of $1.6 million and accrued liabilities of $1.6 million, and an inflow from the favorable changes in accounts receivable of $1.8 million.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2018, cash used in investing activities was $0.5 million, consisting of purchases of property and equipment of $1.1 million and marketable securities $27.2 million, partially offset by proceeds from sales and maturities of marketable securities of $27.9 million.

During the three months ended March 31, 2017, cash used in investing activities was $1.0 million, primarily consisting of purchases of property and equipment of $0.7 million and marketable securities of $18.6 million, partially offset by proceeds from sales and maturities of marketable securities of $18.3 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2018 and 2017, cash provided by financing activities was $1.2 million and $2.0 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2018 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the summary of the new accounting policies under ASC 606.

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

We recorded $0.2 million foreign exchange gains during the three months ended March 31, 2018. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of March 31, 2018, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At March 31, 2018, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $83.7 million and $84.0 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2018 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2018	50 BPS	100 BPS	150 BPS
Marketable securities	$84,456	$84,216	$83,977	$83,738	$83,499	$83,259	$83,020

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of March 31, 2018, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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

Our internal control over financial reporting is designed by, and under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management, and others. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2018.

Material Weaknesses Identified
Control Environment and Monitoring Activities - We did not maintain an effective control environment.
Specifically, our control environment, which sets the tone of our organization, and influences the control consciousness of employees, did not consistently ensure that our policies relating to revenue recognition and standards of conduct were affirmatively understood and followed and that deviations therefrom were consistently identified and corrected in a timely manner or hold certain individuals accountable for their internal control responsibilities in the pursuit of Company objectives. Further, at certain levels within certain functions, there were insufficient monitoring activities to determine certain components of internal control were present and functioning.

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

The material weaknesses described above resulted in errors that led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015 and our interim condensed consolidated financial statements for the three months ended March 31, 2017. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted Topic 606, the new revenue recognition standard. We implemented changes to our revenue recognition policies, process and control activities to support the adoption of Topic 606. Except in relation to our adoption of Topic 606, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions Relating to Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, at the conclusion of its investigation, the Audit Committee recommended to management a number of remediation actions. With the oversight of the Audit Committee, management is committed to the planning and implementing of these remediation actions to address the material weaknesses identified, as well as to foster continuous improvement in our internal controls. We have implemented or are in the process of implementing various initiatives intended to address the identified material weaknesses and strengthen our overall internal control environment. In this regard, some of our key remedial initiatives include:

•
Executive Management Communications to Reinforce Compliance - Our Chief Executive Officer and Chief Financial Officer, at the direction of our Board of Directors, have in communications to personnel reinforced the importance of adherence to our policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns.

•	Changes to Our Executive Management and Sales Personnel - We have hired new personnel, who have enabled improved lines of communication across business functions and increased expertise.

•	Training Practices - We have initiated development of a comprehensive training program relating to revenue recognition and contract review.

•
Credit Policies and Procedures - We have evaluated its practices regarding extension of credit to customers and evaluation of customer creditworthiness and has begun implementing improvements in those practices.

•	Revenue Recognition Policies and Procedures - We have evaluated our revenue recognition policies and procedures and have begun implementing improvements, including:

(i)	the development of more comprehensive revenue recognition policies and improved procedures to ensure that such policies are understood and consistently applied;

(i)	better communication among functions involved in the sales process, including credit, accounting, sales, and sales operations;

(i)
increased standardization of contract documentation and revenue analyses for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge;

(i)
the development of a more comprehensive review process for, and monitoring controls over, customer contracts to ensure accurate revenue recognition, and the preparation of accounting memoranda to document the foregoing;

(i)	the development of more comprehensive policies and procedures for product shipment and delivery documentation;

(i)	the adoption of enhancements of policies and procedures for approval of non-standard revenue arrangements with reseller and distributor customers; and

(i)	the adoption of revised documentation, including our sales quotations, to identify additional information relevant to revenue recognition.

•
Implementation and Enhancement of Entity Level Controls - We intend to implement additional controls in its quarterly/annual financial reporting process, including enhanced sub-certifications by all sales personnel and with specific documentation related to the identification of non-standard revenue arrangements. We also intend to enhance our insider trading policy and related communications to employees.

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
Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously and believe that the steps taken, and to be taken, to remediate the identified material weaknesses were and are essential steps to maintaining strong and effective internal control over financial reporting and a strong internal control environment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 in the Notes to the Condensed Consolidated Financial Statements regarding our legal proceedings.

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

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 and December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

As described in Item 4, “Controls and Procedures” of this report and Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2017, we have concluded that our internal control over financial reporting was not effective as of March 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. While we have initiated remediation efforts to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s internal investigation, the review of our accounting, the audit of our 2017 financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 4, “Controls and Procedures,” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

Our failure to timely file periodic reports we are required to file under the Securities Exchange Act of 1934 could adversely affect the market for our common stock and make it more difficult for us to access the public markets to raise debt or equity capital.

We filed our Annual Report on Form 10-K for the year ended December 31, 2017 approximately five months after it was due. Because of the time required to complete and file this report, we also were unable to timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

As previously disclosed, we received on April 3, 2018 a notice from the New York Stock Exchange (the “NYSE”) indicating that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of the delay in filing our Annual Report on Form 10-K. Although we filed our Annual Report on Form 10-K for the year ended December 31, 2017 within the NYSE’s six-month period to cure the filing delinquency, and we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, we have not yet filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and, therefore, remain not in compliance with the NYSE’s continued listing requirements, which subjects us to the risk of delisting. A delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our common stock, may preclude us from using exemptions from certain state and federal securities regulations, and could adversely affect our ability to raise capital on terms acceptable to us or at all.

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

We experienced net losses for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016. Although we experienced revenue growth over these periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, purchases from our ten largest end-customers accounted for approximately 36%, 35% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 42%, 46% and 42% of our total revenue during the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, approximately 58%, 51% and 49% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.2 million favorable for the three months ended March 31, 2018 and $0.4 million unfavorable for the year ended December 31, 2017. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

You should not consider our revenue growth rate in recent periods as indicative of our future performance. We have recently experienced revenue growth rates of 4%, 16% and 9% in 2017, 2016 and 2015 compared to the same prior periods. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Item 4, “Controls and Procedures,” of this report, we recently identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit Facility requires us to satisfy specified covenants. As of the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants except for the submission of quarterly financial statements no later than 45 days after the last day of the fiscal quarter. However, SVB granted a forbearance on this requirement through August 31, 2018, and we submitted our quarterly financial statements within the forbearance period. If we fail to comply with these covenants in the future, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility.

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

In addition, from time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, the Tax Act creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income, or GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. We are still evaluating the tax provisions related to GILTI and we have not made a policy election on how to account for the GILTI provisions of the Tax Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what is the anticipated impact.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results. See Note 11 of our Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, together with affiliated entities, own 50% of our outstanding common stock as of March 31, 2018. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2018, there were approximately 4.7 million vested and exercisable options to purchase our common stock, in addition to the 72.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2018 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are obligated to implement and maintain effective internal control over financial reporting. As of March 31, 2018 and December 31, 2017, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We have, in the past, experienced and are currently experiencing issues with our internal control over financial reporting. We have discovered and it is possible that we may discover in the future significant deficiencies or material weaknesses in our internal control over financial reporting. Current significant deficiencies and material weaknesses have resulted in a restatement of certain of our financial reports, as described in Item 4, “Controls and Procedures,” of this report. If, in any future reporting periods, we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index of this Quarterly Report on Form 10-Q for a list of exhibits filed or incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.1(1)
Letter Agreement, dated as of March 14, 2018, among A10 Networks, Inc., VIEX Opportunities Fund, L.P. - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital LLC, VIEX Capital Advisers, LLC and Eric Singer

10.2	First Amendment to Loan and Security Agreement, dated as of September 5, 2018, by and between Silicon Valley Bank and A10 Networks, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2018.

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

Date: September 24, 2018

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: September 24, 2018

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)