Form 10-Q
period 2018-06-30
A10 Networks, Inc.
filed 2018-10-09
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
As of October 3, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,707,302.

(*) The condensed consolidated financial statements for the three and six months ended June 30, 2017 have been restated as further discussed in Note 2. Restatement of Previously Issued Consolidated Financial Statements of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,567	$46,567
Marketable securities	86,820	84,567
Accounts receivable, net of allowances of $851 and $983, respectively	50,370	48,266
Inventory	14,965	17,577
Prepaid expenses and other current assets	12,977	6,825
Total current assets	205,699	203,802
Property and equipment, net	8,676	9,913
Goodwill	1,307	1,307
Intangible assets	4,469	5,190
Other non-current assets	8,555	4,646
Total assets	$228,706	$224,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,234	$9,033
Accrued liabilities	25,154	21,835
Deferred revenue	64,907	61,858
Total current liabilities	96,295	92,726
Deferred revenue, non-current	33,176	32,779
Other non-current liabilities	760	967
Total liabilities	130,231	126,472
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 72,707 and 71,692 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	367,525	355,533
Accumulated other comprehensive loss	(221)	(123)
Accumulated deficit	(268,830)	(257,025)
Total stockholders' equity	98,475	98,386
Total liabilities and stockholders' equity	$228,706	$224,858

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Restated, Note 2		As Restated, Note 2
Revenue:
Products	$39,224	$32,828	$67,373	$76,526
Services	21,489	21,145	42,523	41,381
Total revenue	60,713	53,973	109,896	117,907
Cost of revenue:
Products	9,080	8,265	16,189	18,767
Services	4,107	4,535	8,882	8,776
Total cost of revenue	13,187	12,800	25,071	27,543
Gross profit	47,526	41,173	84,825	90,364
Operating expenses:
Sales and marketing	25,788	25,561	52,692	51,824
Research and development	15,572	16,490	34,369	33,532
General and administrative	9,858	6,852	21,452	14,499
Total operating expenses	51,218	48,903	108,513	99,855
Loss from operations	(3,692)	(7,730)	(23,688)	(9,491)
Non-operating income (expense):
Interest expense	(32)	(64)	(65)	(108)
Interest and other income (expense), net	(429)	(26)	137	816
Total non-operating income (expense), net	(461)	(90)	72	708
Loss before income taxes	(4,153)	(7,820)	(23,616)	(8,783)
Provision for income taxes	379	135	586	509
Net loss	$(4,532)	$(7,955)	$(24,202)	$(9,292)
Net loss per share:
Basic and diluted	$(0.06)	$(0.11)	$(0.33)	$(0.13)
Weighted-average shares used in computing net loss per share:
Basic and diluted	72,707	69,770	72,471	69,173

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Restated, Note 2		As Restated, Note 2
Net loss	$(4,532)	$(7,955)	$(24,202)	$(9,292)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	75	—	(98)	(1)
Comprehensive loss	$(4,457)	$(7,955)	$(24,300)	$(9,293)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
		As Restated, Note 2
Cash flows from operating activities:
Net loss	$(24,202)	$(9,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,103	4,332
Stock-based compensation	10,722	9,279
Other non-cash items	(234)	386
Changes in operating assets and liabilities:
Accounts receivable, net	(1,941)	20,984
Inventory	1,993	(1,593)
Prepaid expenses and other assets	(705)	(3,112)
Accounts payable	(3,035)	(1,810)
Accrued liabilities	3,163	(5,544)
Deferred revenue	7,447	108
Other	119	33
Net cash (used in) provided by operating activities	(2,570)	13,771
Cash flows from investing activities:
Proceeds from sales of marketable securities	13,877	14,222
Maturities of marketable securities	30,655	32,320
Purchases of marketable securities	(46,890)	(47,074)
Purchase of investment	(1,000)	—
Purchases of property and equipment	(1,289)	(1,513)
Net cash used in investing activities	(4,647)	(2,045)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,269	7,207
Repurchases and retirement of common stock	—	(816)
Payment of contingent consideration	—	(650)
Other	(52)	(57)
Net cash provided by financing activities	1,217	5,684
Net (decrease) increase in cash and cash equivalents	(6,000)	17,410
Cash and cash equivalents - beginning of period	46,567	28,975
Cash and cash equivalents - end of period	$40,567	$46,385
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$619	$1,899
Purchases of property and equipment included in accounts payable	$38	$440

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements, which are included in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC (our “Annual Report”).

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows. We have separately presented the line items “Proceeds from sales of marketable securities” and “Maturities of marketable securities” as opposed to our historical consolidated presentation of “Proceeds from sales and maturities of marketable securities” in the condensed consolidated statement of cash flows for the six months ended June 30, 2017.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 11 in this report, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

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

Significant customers, including distribution channel partners and direct customers, are those which represent more than 10% of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A (a distribution channel partner)	20%	*	14%	14%

* represents less than 10% of total revenue

As of June 30, 2018, one customer accounted for 30% of our total gross accounts receivable. As of December 31, 2017, no customer accounted for 10% or more of our total gross accounts receivable.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our condensed consolidated financial statements.

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

During the course of this Investigation, code of conduct breaches and accounting and financial reporting errors were identified. The matters primarily resulted in modification to the timing of the recognition of revenue in a limited number of sale transactions between the Company and its resellers and distributors. The Company determined the need to restate the condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and the consolidated statements as of and for the year ended December 31, 2016, including interim periods therein. The Company also adjusted the consolidated financial statements as of and for the year ended December 31, 2015 to correct identified immaterial errors.

Revenue Recognition Adjustments

During the three and six months ended June 30, 2017, revenue on certain sale transactions was recognized prematurely in prior periods, as it was determined that there was an oversight or misuse of facts which indicated that the reseller’s or distributor’s price was not fixed or determinable, or that collectability was not reasonably assured, because the reseller’s or distributor’s payment to the Company was contingent on resale of the product or the transaction included extended payment terms beyond the Company’s customary terms.

To correct these errors, the related revenue and cost of revenue were reversed in the period in which the accounting errors took place and have been recognized in subsequent periods when all of the revenue recognition criteria were met. Additionally, certain adjustments to accounts receivable, net of allowances, inventory, prepaid expenses and other assets and deferred revenue, current, were made to the condensed consolidated balance sheet at the end of the period in which the accounting errors occurred.

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

Impact of the Restatement

The following tables present the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$32,100	$316	$412	$32,828
Services	21,589	(32)	(412)	21,145
Total revenue	53,689	284	—	53,973
Cost of revenue:
Products	8,070	107	88	8,265
Services	4,623	—	(88)	4,535
Total cost of revenue	12,693	107	—	12,800
Gross profit	$40,996	$177	$—	$41,173
Operating expenses:
General and administrative	$6,989	$(137)	$—	$6,852
Total operating expenses	$49,040	$(137)	$—	$48,903
Loss from operations	$(8,044)	$314	$—	$(7,730)
Loss before income taxes	$(8,134)	$314	$—	$(7,820)
Net loss	$(8,269)	$314	$—	$(7,955)
Net loss per share:
Basic and diluted	$(0.12)			$(0.11)
Weighted-average shares used in computing net loss per share:
Basic and diluted	69,770			69,770

	Six Months Ended June 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$71,806	$3,950	$770	$76,526
Services	42,169	(18)	(770)	41,381
Total revenue	113,975	3,932	—	117,907
Cost of revenue:
Products	17,854	706	207	18,767
Services	8,983	—	(207)	8,776
Total cost of revenue	26,837	706	—	27,543
Gross profit	$87,138	$3,226	$—	$90,364
Operating expenses:
General and administrative	$14,150	$349	$—	$14,499
Total operating expenses	$99,506	$349	$—	$99,855
Loss from operations	$(12,368)	$2,877	$—	$(9,491)
Loss before income taxes	$(11,660)	$2,877	$—	$(8,783)
Net loss	$(12,169)	$2,877	$—	$(9,292)
Net loss per share:
Basic and diluted	$(0.18)			$(0.13)
Weighted-average shares used in computing net loss per share:
Basic and diluted	69,173			69,173

The following table presents the condensed consolidated statement of cash flows as previously reported, restatement adjustments, and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(12,169)	$2,877	$(9,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable, net	$25,071	$(4,087)	$20,984
Inventory	$(2,214)	$621	$(1,593)
Prepaid expenses and other assets	$(3,196)	$84	$(3,112)
Deferred revenue	$(397)	$505	$108
Net cash provided by operating activities	$13,771	$—	$13,771

The only change to the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2017 as a result of the restatements is due to the changes in net loss. Refer to the condensed consolidated statement of comprehensive loss as restated.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,499	$5	$—	$13,504	$17,000	$6	$(1)	$17,005
Corporate securities	51,345	8	(160)	51,193	39,154	1	(76)	39,079
U.S. Treasury and agency securities	5,245	—	(22)	5,223	5,744	—	(19)	5,725
Commercial paper	2,497	—	(1)	2,496	9,225	1	(2)	9,224
Asset-backed securities	14,455	—	(51)	14,404	13,567	—	(33)	13,534
	$87,041	$13	$(234)	$86,820	$84,690	$8	$(131)	$84,567

During the six months ended June 30, 2018 and 2017, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$53,683	$53,598
Mature in 1 - 3 years	33,358	33,222
	$87,041	$86,820

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$1,999	$—	$—	$—	$1,999	$—
Corporate securities	46,688	(160)	—	—	46,688	(160)
U.S. Treasury and agency securities	1,732	(14)	3,491	(8)	5,223	(22)
Commercial paper	1,247	(1)	—	—	1,247	(1)
Asset-backed securities	13,975	(51)	429	—	14,404	(51)
	$65,641	$(226)	$3,920	$(8)	$69,561	$(234)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	36,079	(74)	1,499	(2)	37,578	(76)
U.S. Treasury and agency securities	2,246	(2)	3,479	(17)	5,725	(19)
Commercial paper	4,232	(2)	—	—	4,232	(2)
Asset-backed securities	11,415	(32)	728	(1)	12,143	(33)
	$56,971	$(111)	$5,706	$(20)	$62,677	$(131)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2018 and 2017.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$30,041	$—	$—	$30,041	$34,453	$—	$—	$34,453
Cash equivalents	10,526	—	—	10,526	12,114	—	—	12,114
Certificates of deposit	—	13,504	—	13,504	—	17,005	—	17,005
Corporate securities	—	51,193	—	51,193	—	39,079	—	39,079
U.S. Treasury and agency securities	—	5,223	—	5,223	—	5,725	—	5,725
Commercial paper	—	2,496	—	2,496	—	9,224	—	9,224
Asset-backed securities	—	14,404	—	14,404	—	13,534	—	13,534
	$40,567	$86,820	$—	$127,387	$46,567	$84,567	$—	$131,134

There were no transfers between Level 1 and Level 2 fair value measurement categories during the six months ended June 30, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$6,518	$6,643
Finished goods	8,447	10,934
Total inventory	$14,965	$17,577

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30, 2018	December 31, 2017
	(in years)
Equipment	1-3	$49,821	$47,817
Software	1-3	4,022	3,988
Furniture and fixtures	1-3	951	950
Leasehold improvements	2-8	3,824	3,824
Construction in progress		38	—
Property and equipment, gross		58,656	56,579
Less: accumulated depreciation		(49,980)	(46,666)
Property and equipment, net		$8,676	$9,913

Depreciation expense on property and equipment was $1.7 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $3.6 million for the six months ended June 30, 2018, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(2,020)	$3,030	$5,050	$(1,515)	$3,535
Patents	2,936	(1,497)	1,439	2,936	(1,281)	1,655
Total	$7,986	$(3,517)	$4,469	$7,986	$(2,796)	$5,190

Amortization expense related to purchased intangible assets was $0.3 million and $0.4 million each for the three months ended June 30, 2018 and 2017, and $0.7 million for each of the six months ended June 30, 2018 and 2017. Purchased intangible assets will be amortized over a remaining weighted average useful life of 3.1 years.

Future amortization expense for purchased intangible assets as of June 30, 2018 is as follows (in thousands):

Fiscal Year
Remainder of 2018	$722
2019	1,442
2020	1,442
2021	863
$4,469

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation and benefits	$13,210	$13,828
Accrued tax liabilities	3,459	2,985
Other	8,485	5,022
Total accrued liabilities	$25,154	$21,835

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred revenue:
Products	$6,771	$6,161
Services	91,312	88,476
Total deferred revenue	98,083	94,637
Less: current portion	(64,907)	(61,858)
Non-current portion	$33,176	$32,779

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants except for the submission of our quarterly financial statements no later than 45 days after the last day of the fiscal quarter. However, SVB granted a forbearance on this requirement through August 31, 2018, and we submitted our quarterly financial statements within the forbearance period.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). The complaint in the Securities Action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages and other relief. On August 31, 2018, the court appointed a lead plaintiff. An amended complaint is due to be filed by October 5, 2018.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, on January 1, 2018, the number of shares in the 2014 Plan increased by 3,584,623 shares, representing 5% of the prior year end’s common stock outstanding. As of June 30, 2018, we had a total of 11,164,558 shares available for future grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) provides for twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits. As of June 30, 2018, we had 3,065,182 shares available for future issuance under the 2014 Purchase Plan.

The 2014 Purchase Plan was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, there were no stock purchases under the 2014 Purchase Plan during the three and six months ended June 30, 2018. The 2014 Purchase Plan may resume after we become a current filer, subject to the Board acting at that time to establish new purchase and offering periods.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation by type of award:
Stock options	$302	$791	$631	$1,610
Stock awards	2,269	3,351	4,934	6,300
Employee stock purchase rights (1)	—	821	5,157	1,369
	$2,571	$4,963	$10,722	$9,279

Stock-based compensation by category of expense:
Cost of revenue	$197	$382	$1,090	$665
Sales and marketing	701	1,888	3,466	3,424
Research and development	1,003	1,823	4,385	3,487
General and administrative	670	870	1,781	1,703
	$2,571	$4,963	$10,722	$9,279

(1)
Amount for the six months ended June 30, 2018 includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP was accelerated and recognized within the condensed consolidated statement of operations.

As of June 30, 2018, we had $22.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.1 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2017	6,018	$5.18
Granted	—	$—
Exercised	(359)	$3.54
Canceled (1)	(270)	$9.07
Outstanding as of June 30, 2018	5,389	$5.09	4.6	$9,059
Vested and exercisable as of June 30, 2018	4,688	$4.92	4.1	$8,547

(1)	Includes 220,826 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of June 30, 2018, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.23 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.1 million and $6.4 million during the six months ended June 30, 2018 and 2017, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of June 30, 2018.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the restatement. As of June 30, 2018, 178,402 shares had vested, 181,600 shares were forfeited, and the remaining shares will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of June 30, 2018, 30,320 shares were vested and 30,321 shares were forfeited.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Outstanding as of December 31, 2017	5,568	$6.88
Granted	99	$6.86
Released	(656)	$6.44
Canceled	(631)	$7.33
Outstanding as of June 30, 2018	4,380	$6.89	1.3

The aggregate fair value of stock awards released as of the respective vesting dates was approximately $4.3 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively.

Stock Repurchase Program

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of June 30, 2018.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three and six months ended June 30, 2018 and 2017, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options, RSUs and employee stock purchase rights	9,209	12,340	9,826	12,761
Common stock subject to repurchase	—	2	—	2
	9,209	12,342	9,826	12,763

9. Income Taxes

We recorded income tax expense of $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017 and $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of June 30, 2018. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.9 million and $3.8 million of unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the six months ended June 30, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$30,443	$28,915	$51,121	$63,189
Japan	11,868	8,406	24,948	21,485
Asia Pacific, excluding Japan	10,667	8,561	18,105	18,423
EMEA	5,420	6,786	11,919	12,418
Other	2,315	1,305	3,803	2,392
	$60,713	$53,973	$109,896	$117,907

The following table is a summary of our long-lived assets which include property and equipment, net based on the physical location of the assets (in thousands):

	June 30, 2018	December 31, 2017
United States	$6,597	$7,733
Japan	1,307	1,510
Other	772	670
Total	$8,676	$9,913

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

Impact on the Condensed Consolidated Financial Statements

The following tables summarize the impact of the new standard on our condensed consolidated statement of balance sheet and condensed consolidated of operations for the period presented:

Selected Condensed Consolidated Balance Sheet Line Items

	June 30, 2018
(in thousands)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Assets
Prepaid expenses and other current assets	$12,977	$(5,438)	$7,539
Other non-current assets	8,555	(3,094)	5,461
Liabilities
Deferred revenue, current	64,907	2,847	67,754
Deferred revenue, non-current	33,176	2,062	35,238
Stockholders' Equity
Accumulated deficit	(268,830)	(13,441)	(282,271)

Selected Condensed Consolidated Statement of Operations Line Items

	Three Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$39,224	$(567)	$38,657
Revenue - services	21,489	—	21,489
Total revenue	60,713	(567)	60,146
Gross profit	47,526	(567)	46,959
Sales and marketing	25,788	89	25,877
Total operating expenses	51,218	89	51,307
Loss from operations	(3,692)	(656)	(4,348)
Net loss	(4,532)	(656)	(5,188)
Basic and diluted net loss per share	(0.06)		(0.07)

	Six Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$67,373	$(909)	$66,464
Revenue - services	42,523	—	42,523
Total revenue	109,896	(909)	108,987
Gross profit	84,825	(909)	83,916
Sales and marketing	52,692	128	52,820
Total operating expenses	108,513	128	108,641
Loss from operations	(23,688)	(1,037)	(24,725)
Net loss	(24,202)	(1,037)	(25,239)
Basic and diluted net loss per share	(0.33)		(0.34)

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

Contract Balances
The following table reflects contract balances with customers (in thousands):

		As of	As of Adoption
	Balance Sheet Line Reference	June 30, 2018	January 1, 2018
Accounts receivable, net	Accounts receivables, net	$50,370	$48,266
Deferred revenue, current	Deferred revenue	64,907	59,360
Deferred revenue, non-current	Deferred revenue, non-current	33,176	31,276

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount is immaterial as of June 30, 2018 and as of the adoption date.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three and six months ended June 30, 2018, we recognized revenue of $17.2 million and $36.7 million, respectively, related to deferred revenues at the beginning of the period.

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
Deferred contract acquisition costs were $8.5 million as of June 30, 2018, and the related amortization amount was $1.3 million for the three months ended June 30, 2018 and $3.0 million for the six months ended June 30, 2018.

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

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

June 30, 2018
Within 1 year	$64,907
Next 2 to 3 years	27,971
Thereafter	5,205
Total	$98,083

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2018, we had sold products to approximately 6,500 customers across 84 countries.

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

During the first half of 2018, 47% of our total revenue was generated from the United States, 23% from Japan and 30% from other geographical regions. During the first half of 2017, 54% of our total revenue was generated from the United States, 18% from Japan and 28% from other geographical regions. Our enterprise customers accounted for 60% and 57% of our total revenue during the first half of 2018 and 2017, respectively. Our service provider customers accounted for 40% and 43% of our total revenue during the first half of 2018 and 2017, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for 38% and 40% of our total revenue for the first half of 2018 and 2017, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2018, we had $40.6 million of cash and cash equivalents and $86.8 million of marketable securities. Cash used in operating activities was $2.6 million in the first half of 2018 compared to $13.8 million cash generated by operating activities in the same period of last year.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,224	64.6%	$32,828	60.8%	$6,396	19%
Services	21,489	35.4	21,145	39.2	344	2%
Total revenue	60,713	100.0	53,973	100.0	6,740	12%
Cost of revenue:
Products	9,080	14.9	8,265	15.3	815	10%
Services	4,107	6.8	4,535	8.4	(428)	(9)%
Total cost of revenue	13,187	21.7	12,800	23.7	387	3%
Gross profit	47,526	78.3	41,173	76.3	6,353	15%
Operating expenses:
Sales and marketing	25,788	42.6	25,561	47.3	227	1%
Research and development	15,572	25.6	16,490	30.6	(918)	(6)%
General and administrative	9,858	16.2	6,852	12.7	3,006	44%
Total operating expenses	51,218	84.4	48,903	90.6	2,315	5%
Loss from operations	(3,692)	(6.1)	(7,730)	(14.3)	4,038	(52)%
Non-operating income (expense):
Interest expense	(32)	(0.1)	(64)	(0.1)	32	(50)%
Interest and other income (expense), net	(429)	(0.6)	(26)	(0.1)	(403)	1,550%
Total non-operating income (expense), net	(461)	(0.7)	(90)	(0.2)	(371)	412%
Loss before income taxes	(4,153)	(6.8)	(7,820)	(14.5)	3,667	(47)%
Provision for income taxes	379	0.7	135	0.2	244	181%
Net loss	$(4,532)	(7.5)%	$(7,955)	(14.7)%	$3,423	(43)%

.

	Six Months Ended June 30,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$67,373	61.3%	$76,526	64.9%	$(9,153)	(12)%
Services	42,523	38.7	41,381	35.1	1,142	3%
Total revenue	109,896	100.0	117,907	100.0	(8,011)	(7)%
Cost of revenue:
Products	16,189	14.7	18,767	16.0	(2,578)	(14)%
Services	8,882	8.1	8,776	7.4	106	1%
Total cost of revenue	25,071	22.8	27,543	23.4	(2,472)	(9)%
Gross profit	84,825	77.2	90,364	76.6	(5,539)	(6)%
Operating expenses:
Sales and marketing	52,692	48.0	51,824	43.9	868	2%
Research and development	34,369	31.3	33,532	28.4	837	2%
General and administrative	21,452	19.5	14,499	12.3	6,953	48%
Total operating expenses	108,513	98.8	99,855	84.6	8,658	9%
Loss from operations	(23,688)	(21.6)	(9,491)	(8.0)	(14,197)	150%
Other income (expense), net:
Interest expense	(65)	(0.1)	(108)	(0.1)	43	(40)%
Interest and other income (expense), net	137	0.2	816	0.7	(679)	(83)%
Total other income, net	72	0.1	708	0.6	(636)	(90)%
Loss before income taxes	(23,616)	(21.5)	(8,783)	(7.4)	(14,833)	169%
Provision for income taxes	586	0.5	509	0.5	77	15%
Net loss	$(24,202)	(22.0)%	$(9,292)	(7.9)%	$(14,910)	160%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,224	65%	$32,828	61%	$6,396	19%
Services	21,489	35	21,145	39	344	2%
Total revenue	$60,713	100%	$53,973	100%	$6,740	12%
Revenue by geographic region:
United States	$30,443	50%	$28,915	54%	$1,528	5%
Japan	11,868	20	8,406	16	3,462	41%
Asia Pacific, excluding Japan	10,667	18	8,561	16	2,106	25%
EMEA	5,420	9	6,786	13	(1,366)	(20)%
Other	2,315	3	1,305	1	1,010	77%
Total revenue	$60,713	100%	$53,973	100%	$6,740	12%

	Six Months Ended June 30,
	2018		2017		Change
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$67,373	61%	$76,526	65%	$(9,153)	(12)%
Services	42,523	39	41,381	35	1,142	3%
Total revenue	$109,896	100%	$117,907	100%	$(8,011)	(7)%
Revenue by geographic region:
United States	$51,121	47%	$63,189	54%	$(12,068)	(19)%
Japan	24,948	23	21,485	18	3,463	16%
Asia Pacific, excluding Japan	18,105	16	18,423	16	(318)	(2)%
EMEA	11,919	11	12,418	11	(499)	(4)%
Other	3,803	3	2,392	1	1,411	59%
Total revenue	$109,896	100%	$117,907	100%	$(8,011)	(7)%

Total revenue increased by $6.7 million, or 12%, during the second quarter of 2018 compared to the same period of 2017. This increase was due to a $6.4 million increase in products revenue and a $0.3 million increase in services revenue. The increase in total revenue was primarily driven by improved execution and a significant new expansion win within a fast growing division of our largest customer. Revenue from enterprise customers increased 23% and revenue from service provider customers decreased 2%, during the second quarter of 2018 compared to the same period of 2017.

Total revenue decreased by $8.0 million, or 7%, during the first half of 2018 compared to the same period of 2017. This decrease was due to a $9.2 million decrease in products revenue, partially offset by a $1.1 million increase in services revenue. Our revenue was impacted by the transformation of our sales organization which started in early 2018. Revenue from service provider customers decreased 15% and revenue from enterprise customers remained relatively consistent for the first half of 2018 compared to the same period of 2017.

Products revenue increased $6.4 million, or 19%, during the second quarter of 2018 compared to the same period of 2017 primarily driven by the increases from the United States, Japan, and Asia Pacific regions. Products revenue decreased $9.2 million, or 12%, in the first half of 2018 compared to the same period of 2017 primarily driven by the decrease from United States, partially offset by the increase in Japan.

Services revenue remained relatively flat in the second quarter of 2018 compared to the same period of 2017. Services revenue increased $1.1 million, or 3%, in the first half of 2018 compared to the same period of 2017. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During the second quarter of 2018, $30.4 million, or 50% of total revenue, was generated from the United States, which represents a 5% increase compared to the same period of 2017. The increase was primarily due to higher products revenue. During the first half of 2018, $51.1 million, or 47% of total revenue, was generated from the United States, which represents a 19% decrease compared to the same period of last year. The decrease was primarily driven by lower product revenue due to the transformation of our sales organization and lower demand from our service providers in the United States.

During the second quarter of 2018, $11.9 million, or 20% of total revenue, was generated from Japan, which represents a 41% increase compared to the same period of 2017. The increase was driven primarily by higher product revenue. During the first half of 2018, $24.9 million, or 23% of total revenue, was generated from Japan, which represents a 16% increase compared to the same period of last year. The increase was driven primarily by increased product revenue.

During the second quarter of 2018, $10.7 million, or 18% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 25% increase compared to the same period of 2017. The increase was primarily driven by higher products revenue. During the first half of 2018, $18.1 million, or 16% of total revenue, was generated from Asia Pacific regions excluding Japan, which remained relatively consistent compared to the same period of last year.

During the second quarter of 2018, $5.4 million, or 9% of total revenue, was generated from EMEA, which represents a 20% decrease compared to the same period of 2017. During the first half of 2018, $11.9 million, or 11% of total revenue, was generated from EMEA, which represents a 4% decrease compared to the same period of 2017. The decrease in the second quarter and in the first half of 2018 were driven by lower products revenue, partially offset by higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
Cost of revenue:
Products	$9,080	$8,265	$815	10%
Services	4,107	4,535	(428)	(9)%
Total cost of revenue	$13,187	$12,800	$387	3%

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
Cost of revenue:
Products	$16,189	$18,767	$(2,578)	(14)%
Services	8,882	8,776	106	1%
Total cost of revenue	$25,071	$27,543	$(2,472)	(9)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$30,144	76.9%	$24,563	74.8%	$5,581	2.1%
Services	17,382	80.9%	16,610	78.6%	772	2.3%
Total gross profit	$47,526	78.3%	$41,173	76.3%	$6,353	2.0%

	Six Months Ended June 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$51,184	76.0%	$57,759	75.5%	$(6,575)	0.5%
Services	33,641	79.1%	32,605	78.8%	1,036	0.3%
Total gross profit	$84,825	77.2%	$90,364	76.6%	$(5,539)	0.6%

Products gross margin increased 2.1% during the second quarter of 2018 compared to the same period of 2017 primarily due to favorable product and geographic mix. Products gross margin remained relatively unchanged in the first half of 2018 compared to the same period of last year due to favorable product mix offset by weaker geographic mix.

Services gross margin increased 2.3% during the second quarter of 2018 compared to the same period of 2017 primarily driven by higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant. Services gross margin remained relatively unchanged in the first half of 2018 compared to the same period of last year.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$25,788	$25,561	$227	1%
Research and development	15,572	16,490	(918)	(6)%
General and administrative	9,858	6,852	3,006	44%
Total operating expenses	$51,218	$48,903	$2,315	5%

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$52,692	$51,824	$868	2%
Research and development	34,369	33,532	837	2%
General and administrative	21,452	14,499	6,953	48%
Total operating expenses	$108,513	$99,855	$8,658	9%

Sales and Marketing

Sales and marketing expenses are our largest functional category of operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of customer contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, $8.4 million of our sales commission expenses from prior periods has been deferred over an expected benefit period as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

Sales and marketing expense for the second quarter of 2018 remained relatively flat compared to the same period of 2017. This is primarily attributable to a $2.0 million increase in sales commissions, partially offset by a $1.8 million decrease in employee compensation and benefits driven mainly by lower stock compensation expense. The decrease in stock compensation expense primarily resulted from decreased headcount and decreased grant awards. Our equity plan related activities have been suspended since March 2018 due to our non-timely filing status.

The increase in sales and marketing expense for the first half of 2018 compared to the same period of 2017 was primarily due to a $1.9 million increase in sales commissions, offset by a $1.2 million decrease in employee compensation and benefits that resulted primarily from decreased headcount.

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

The decrease in research and development expense for the second quarter of 2018 compared to the same period of 2017 was primarily due to a $0.9 million decrease in employee compensation and benefits, which was driven mainly by lower stock compensation expense that resulted from decreased grant awards. Our equity plan related activities have been suspended since March 2018 due to due to our non-timely filing status.

The increase in research and development expense for the first half of 2018 compared to the same period of 2017 was primarily due to a $1.7 million increase in employee stock purchase plan related stock compensation expense, offset by a $1.1 million decrease in employee compensation and benefits driven mainly by decreased headcount and decreased grant awards. Our employee stock purchase plan was suspended in March 2018 due to the delay of the filing of our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, all the remaining unrecognized stock-based compensation expense related to our employee stock purchase plan was recognized in the first quarter of 2018. See Note 7 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We expect research and development expenses to be relatively consistent for the remainder of 2018.

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

The increase in general and administrative expenses for the second quarter of 2018 compared to the same period of 2017 was primarily driven by the $3.1 million internal investigation related fees we incurred in 2018. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding this investigation.

The increase in general and administrative expenses for the first half of 2018 compared to the same period of 2017 was primarily driven by the $7.3 million internal investigation related fees we incurred in 2018. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding this investigation.

We expect general and administrative expenses to be relatively consistent for the remainder of 2018.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At June 30, 2018, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial for the second quarter and first half of 2018 and for the same periods of 2017.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.4 million, or 1550%, for the second quarter of 2018 compared to the same period of 2017 primarily driven by an increase in foreign exchange loss.

Interest and other income (expense), net, had an unfavorable change of $0.7 million, or 83%, for the first half of 2018 compared to the same period of 2017 primarily driven by an increase in foreign exchange loss.

Provision for Income Taxes

We recorded income tax provision of $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017 and $0.6 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $40.6 million, including $4.3 million held outside the United States in our foreign subsidiaries, and $86.8 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2018, we had working capital of $109.4 million, accumulated deficit of $268.8 million and total stockholders’ equity of $98.5 million.

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

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of June 30, 2018.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all financial statement covenants except for the submission of our quarterly financial statements no later than 45 days after the last day of the fiscal quarter. However, SVB granted a forbearance on this requirement through August 31, 2018, and we submitted our quarterly financial statements within the forbearance period.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash (used in) provided by:
Operating activities	$(2,570)	$13,771
Investing activities	(4,647)	(2,045)
Financing activities	1,217	5,684
Net (decrease) increase in cash and cash equivalents	$(6,000)	$17,410

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

During the six months ended June 30, 2018, cash used in operating activities was $2.6 million, consisting of net loss of $24.2 million which includes our internal investigation charges of $7.3 million, non-cash charges of $14.6 million and a cash increase resulting from the net change in operating assets and liabilities of $7.0 million. Our non-cash charges consisted primarily of stock-based compensation expense of $10.7 million and depreciation and amortization expenses of $4.1 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $7.4 million, accrued liabilities of $3.2 million and inventory of $2.0 million, offset primarily by an outflow from the changes in accounts payable of $3.0 million and accounts receivable of $1.9 million.

The favorable change in deferred revenue was primarily driven by the increased sales in product subscriptions and support services. The favorable change in accrued liabilities was primarily driven by higher royalty accrual related to our increased sales of security solutions and higher legal fees accrual due to our internal investigation as we previously disclosed, offset in part by the decrease in our employee share purchase plan related accrual. Our employee stock purchase plan was suspended in March 2018 due to our non-timely filing status. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information on our internal investigation and Note 7 to our Condensed Consolidated Financial Statements for additional information related to our employee stock purchase plan suspension. The favorable change in inventory was due to our improved inventory management. The unfavorable change in prepaid expenses and other assets was mainly driven by the timing of royalty payments. The decrease in accounts payable was primarily driven by the timing of vendor invoice payments. The unfavorable change in accounts receivable was attributed to the increased sales in our second quarter.

During the six months ended June 30, 2017, cash provided by operating activities was $13.8 million, consisting of a net loss of $9.3 million, non-cash charges of $14.0 million and a cash increase resulting from the net change in operating assets and liabilities of $9.1 million. Our non-cash charges consisted primarily of stock-based compensation expense of $9.3 million and depreciation and amortization expenses of $4.3 million. The net change in our operating assets and liabilities primarily reflects an outflow from the changes in accrued liabilities of $5.5 million, prepaid expenses and other assets of $3.1 million, accounts payable of $1.8 million and inventory of $1.6 million, offset by an inflow from the favorable changes in accounts receivable of $21.0 million.

The favorable change in accounts receivable was primarily due to improved cash collections. The unfavorable change in inventory was primarily due to the inventory build-up for anticipated future demand. The unfavorable change in prepaid expenses and other assets was primarily due to prepaid insurance and software subscriptions. The unfavorable change in accounts payable was primarily due to the timing of vendor invoice payments. The unfavorable change in accrued liabilities was primarily due to the payments of accrued bonuses and commissions.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $4.6 million, consisting of purchases of property and equipment of $1.3 million, marketable securities of $46.9 million and investment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $44.5 million.

During the six months ended June 30, 2017, cash used in investing activities was $2.0 million, primarily consisting of purchases of property and equipment of $1.5 million, marketable securities of $47.1 million, partially offset by proceeds from sales and maturities of marketable securities of $46.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2018 and 2017, cash provided by financing activities was $1.2 million consisting of proceeds from common stock issuances under our equity incentive plans.

 During the six months ended June 30, 2017, cash provided by financing activities was $5.7 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of $7.2 million, partially offset by repurchase and retirement of common stock of $0.8 million and payment of contingent consideration of $0.7 million.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2018 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018 compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the summary of the new accounting policies under ASC 606.

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

We recorded $0.7 million foreign exchange loss during the six months ended June 30, 2018. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of June 30, 2018, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. At June 30, 2018, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $86.8 million and $87.0 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2018 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2018	50 BPS	100 BPS	150 BPS
Marketable securities	$87,622	$87,355	$87,088	$86,820	$86,553	$86,286	$86,019

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of June 30, 2018, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2018.

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

The material weaknesses described above resulted in errors that led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015 and our interim condensed consolidated financial statements for the three months ended March 31, 2017 and the three and six months ended June 30, 2017. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted Topic 606, the new revenue recognition standard. We implemented changes to our revenue recognition policies, process and control activities to support the adoption of Topic 606. Except in relation to our adoption of Topic 606, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2018, March 31, 2018 and December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

As described in Item 4, “Controls and Procedures” of this report and Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2017, we have concluded that our internal control over financial reporting was not effective as of June 30, 2018, March 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2018, March 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. While we have initiated remediation efforts to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

We experienced net losses for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016. Although we experienced revenue growth over these periods, we may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, purchases from our ten largest end-customers accounted for approximately 38%, 35% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 40%, 46% and 42% of our total revenue during the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, approximately 53%, 51% and 49% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.7 million unfavorable for the six months ended June 30, 2018 and $0.4 million unfavorable for the year ended December 31, 2017. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Item 4, “Controls and Procedures,” of this report, we recently identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2018, March 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

Our executive officers and directors, together with affiliated entities, own 49% of our outstanding common stock as of June 30, 2018. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2018, there were approximately 4.7 million vested and exercisable options to purchase our common stock, in addition to the 72.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2018 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are obligated to implement and maintain effective internal control over financial reporting. As of June 30, 2018, March 31, 2018 and December 31, 2017, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Date: October 5, 2018

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: October 5, 2018

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)