Form 10-K/A
period 2017-12-31
A10 Networks, Inc.
filed 2018-10-10
CIK 1580808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is hereby filed to include Exhibit 23.1 Consent of Independent Registered Public Accounting Firm. Except as described above, no other changes have been made to the originally filed Form 10-K.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	All other documents and schedules have been omitted as they are not applicable to this Amendment.

2.	Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference				Filed Herewith
		Form	SEC File No.	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-194015	3.1	March 10, 2014
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.3*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.4*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.20	February 18, 2014

Exhibit Number	Description	Incorporated By Reference				Filed Herewith
		Form	SEC File No.	Exhibit Number	Filing Date
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.1	November 3, 2016
10.30*	Transition Letter, dated March 29, 2017, by and between the Registrant and Greg Straughn	10-Q	001-36343	10.1	May 5, 2017
10.31*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.32*	Transition Agreement, dated November 6, 2017, by and between the Registrant and Rey Smets +
10.33*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White +
21.1	List of subsidiaries of the Registrant +
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
101.INS	XBRL Instance Document. +
101.SCH	XBRL Taxonomy Extension Schema Document. +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. +

*	Indicates a management contract or compensatory plan.
**

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of A10 Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	These exhibits were previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on August 29, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A10 NETWORKS, INC.

Date: October 10, 2018

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President
(Principal Executive Officer)