Form 10-Q
period 2018-09-30
A10 Networks, Inc.
filed 2018-11-01
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
As of October 25, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 73,798,417.

(*) The condensed consolidated financial statements for the three and nine months ended September 30, 2017 have been restated as further discussed in Note 2. Restatement of Previously Issued Consolidated Financial Statements of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$36,162	$46,567
Marketable securities	87,391	84,567
Accounts receivable, net of allowances of $1,003 and $983, respectively	51,084	48,266
Inventory	15,102	17,577
Prepaid expenses and other current assets	13,266	6,825
Total current assets	203,005	203,802
Property and equipment, net	7,994	9,913
Goodwill	1,307	1,307
Intangible assets	4,108	5,190
Other non-current assets	8,380	4,646
Total assets	$224,794	$224,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,630	$9,033
Accrued liabilities	20,602	21,835
Deferred revenue	60,653	61,858
Total current liabilities	90,885	92,726
Deferred revenue, non-current	34,202	32,779
Other non-current liabilities	642	967
Total liabilities	125,729	126,472
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 72,707 and 71,692 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	369,858	355,533
Accumulated other comprehensive loss	(157)	(123)
Accumulated deficit	(270,637)	(257,025)
Total stockholders' equity	99,065	98,386
Total liabilities and stockholders' equity	$224,794	$224,858

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Restated, Note 2		As Restated, Note 2
Revenue:
Products	$38,265	$40,404	$105,638	$116,930
Services	22,237	21,601	64,760	62,982
Total revenue	60,502	62,005	170,398	179,912
Cost of revenue:
Products	8,790	9,357	24,979	28,124
Services	4,224	4,510	13,106	13,286
Total cost of revenue	13,014	13,867	38,085	41,410
Gross profit	47,488	48,138	132,313	138,502
Operating expenses:
Sales and marketing	24,539	26,930	77,231	78,754
Research and development	15,505	15,997	49,874	49,529
General and administrative	9,012	6,945	30,464	21,444
Total operating expenses	49,056	49,872	157,569	149,727
Loss from operations	(1,568)	(1,734)	(25,256)	(11,225)
Non-operating income (expense):
Interest expense	(34)	(20)	(99)	(128)
Interest and other income (expense), net	(131)	(37)	6	779
Total non-operating income (expense), net	(165)	(57)	(93)	651
Loss before income taxes	(1,733)	(1,791)	(25,349)	(10,574)
Provision for income taxes	74	454	660	963
Net loss	$(1,807)	$(2,245)	$(26,009)	$(11,537)
Net loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.36)	$(0.17)
Weighted-average shares used in computing net loss per share:
Basic and diluted	72,707	70,705	72,550	69,688

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As Restated, Note 2		As Restated, Note 2
Net loss	$(1,807)	$(2,245)	$(26,009)	$(11,537)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	64	29	(34)	28
Comprehensive loss	$(1,743)	$(2,216)	$(26,043)	$(11,509)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
		As Restated, Note 2
Cash flows from operating activities:
Net loss	$(26,009)	$(11,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,020	6,222
Stock-based compensation	13,055	13,824
Other non-cash items	152	930
Changes in operating assets and liabilities:
Accounts receivable	(3,144)	11,288
Inventory	1,550	(2,513)
Prepaid expenses and other assets	(868)	(2,785)
Accounts payable	806	(1,243)
Accrued and other liabilities	(1,482)	(3,023)
Deferred revenue	4,219	(1,245)
Other	183	102
Net cash (used in) provided by operating activities	(5,518)	10,020
Cash flows from investing activities:
Proceeds from sales of marketable securities	23,194	18,747
Proceeds from maturities of marketable securities	41,732	52,119
Purchases of marketable securities	(67,754)	(69,580)
Purchase of investment	(1,000)	—
Purchases of property and equipment	(2,252)	(4,223)
Net cash used in investing activities	(6,080)	(2,937)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,269	7,665
Repurchases and retirement of common stock	—	(3,071)
Payment of contingent consideration	—	(650)
Other	(76)	(83)
Net cash provided by financing activities	1,193	3,861
Net (decrease) increase in cash and cash equivalents	(10,405)	10,944
Cash and cash equivalents - beginning of period	46,567	28,975
Cash and cash equivalents - end of period	$36,162	$39,919
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$925	$2,368
Purchases of property and equipment included in accounts payable	$78	$65

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows. We have separately presented the line items “Proceeds from sales of marketable securities” and “Proceeds from maturities of marketable securities” as opposed to our historical consolidated presentation of “Proceeds from sales and maturities of marketable securities” in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 11 in this report, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018.

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

Significant customers, including distribution channel partners and direct customers, are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A (a distribution channel partner)	16%	*	14%	10%
Customer B (a distribution channel partner)	*	11%	*	*
Customer C (a direct customer)	*	14%	*	10%

* represents less than 10% of total revenue

As of September 30, 2018, one customer accounted for 17% of our total gross accounts receivable. As of December 31, 2017, no customer accounted for 10% or more of our total gross accounts receivable.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new accounting standard primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In July 2018, FASB issued ASU No. 2018-11, Topic 842 - Targeted Improvements. The update requires modified retrospective transition, with the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment and elect various practical expedients. This standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We will adopt this standard effective January 1, 2019. We are evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We expect to apply the new transition method prescribed by ASU 2018-11 at the adoption date. We expect the most prominent impact on our condensed consolidated financial statements to be the recognition of right-of-use assets and lease liabilities for those leases classified as operating leases. We expect the standard to have a material impact on our condensed consolidated balance sheets, but an immaterial impact on our condensed consolidated statement of operations.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our condensed consolidated financial statements and expect to adopt this guidance in the first quarter of 2019.

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

During the course of this Investigation, code of conduct breaches and accounting and financial reporting errors were identified. The matters primarily resulted in modification to the timing of the recognition of revenue in a limited number of sale transactions between the Company and its resellers and distributors. The Company determined the need to restate its interim condensed consolidated financial statements for each of the first three quarters of 2017, and the consolidated statements as of and for the year ended December 31, 2016, including interim periods therein. The Company also adjusted the consolidated financial statements as of and for the year ended December 31, 2015 to correct identified immaterial errors.

Revenue Recognition Adjustments

During the three and nine months ended September 30, 2017, revenue on certain sale transactions was recognized prematurely in prior periods, as it was determined that there was an oversight or misuse of facts which indicated that the reseller’s or distributor’s price was not fixed or determinable, or that collectibility was not reasonably assured, because the reseller’s or distributor’s payment to the Company was contingent on resale of the product or the transaction included extended payment terms beyond the Company’s customary terms.

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

Impact of the Restatement

The following tables present the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the three and nine months ended September 30, 2017 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$39,389	$517	$498	$40,404
Services	22,030	69	(498)	21,601
Total revenue	61,419	586	—	62,005
Cost of revenue:
Products	9,119	108	130	9,357
Services	4,640	—	(130)	4,510
Total cost of revenue	13,759	108	—	13,867
Gross profit	$47,660	$478	$—	$48,138
Operating expenses:
General and administrative	$6,878	$67	$—	$6,945
Total operating expenses	$49,805	$67	$—	$49,872
Loss from operations	$(2,145)	$411	$—	$(1,734)
Loss before income taxes	$(2,202)	$411	$—	$(1,791)
Net loss	$(2,656)	$411	$—	$(2,245)
Net loss per share:
Basic and diluted	$(0.04)			$(0.03)
Weighted-average shares used in computing net loss per share:
Basic and diluted	70,705			70,705

	Nine Months Ended September 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	Other Adjustments	As Restated
Revenue:
Products	$111,195	$4,467	$1,268	$116,930
Services	64,199	51	(1,268)	62,982
Total revenue	175,394	4,518	—	179,912
Cost of revenue:
Products	26,973	814	337	28,124
Services	13,623	—	(337)	13,286
Total cost of revenue	40,596	814	—	41,410
Gross profit	$134,798	$3,704	$—	$138,502
Operating expenses:
General and administrative	$21,028	$416	$—	$21,444
Total operating expenses	$149,311	$416	$—	$149,727
Loss from operations	$(14,513)	$3,288	$—	$(11,225)
Loss before income taxes	$(13,862)	$3,288	$—	$(10,574)
Net loss	$(14,825)	$3,288	$—	$(11,537)
Net loss per share:
Basic and diluted	$(0.21)			$(0.17)
Weighted-average shares used in computing net loss per share:
Basic and diluted	69,688			69,688

The following table presents the condensed consolidated statement of cash flows as previously reported, restatement adjustments, and the condensed consolidated statement of cash flows as restated for the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Revenue Recognition Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(14,825)	$3,288	$(11,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable, net	$16,049	$(4,761)	$11,288
Inventory	$(3,242)	$729	$(2,513)
Prepaid expenses and other assets	$(2,870)	$85	$(2,785)
Deferred revenue	$(1,904)	$659	$(1,245)
Net cash provided by operating activities	$10,020	$—	$10,020

The only change to the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2017 as a result of the restatements is due to the changes in net loss. Refer to the condensed consolidated statement of comprehensive loss as restated.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$14,999	$10	$(1)	$15,008	$17,000	$6	$(1)	$17,005
Corporate securities	47,419	7	(118)	47,308	39,154	1	(76)	39,079
U.S. Treasury and agency securities	3,747	—	(18)	3,729	5,744	—	(19)	5,725
Commercial paper	5,931	—	(3)	5,928	9,225	1	(2)	9,224
Asset-backed securities	15,452	—	(34)	15,418	13,567	—	(33)	13,534
	$87,548	$17	$(174)	$87,391	$84,690	$8	$(131)	$84,567

During the nine months ended September 30, 2018 and 2017, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2018 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$54,749	$54,668
Mature in 1 - 3 years	32,799	32,723
	$87,548	$87,391

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	38,550	(110)	2,143	(8)	40,693	(118)
U.S. Treasury and agency securities	1,731	(16)	1,998	(2)	3,729	(18)
Commercial paper	4,940	(3)	—	—	4,940	(3)
Asset-backed securities	8,463	(19)	5,562	(15)	14,025	(34)
	$56,683	$(149)	$9,703	$(25)	$66,386	$(174)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	36,079	(74)	1,499	(2)	37,578	(76)
U.S. Treasury and agency securities	2,246	(2)	3,479	(17)	5,725	(19)
Commercial paper	4,232	(2)	—	—	4,232	(2)
Asset-backed securities	11,415	(32)	728	(1)	12,143	(33)
	$56,971	$(111)	$5,706	$(20)	$62,677	$(131)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2018 and 2017.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$25,688	$—	$—	$25,688	$34,453	$—	$—	$34,453
Cash equivalents	10,474	—	—	10,474	12,114	—	—	12,114
Certificates of deposit	—	15,008	—	15,008	—	17,005	—	17,005
Corporate securities	—	47,308	—	47,308	—	39,079	—	39,079
U.S. Treasury and agency securities	—	3,729	—	3,729	—	5,725	—	5,725
Commercial paper	—	5,928	—	5,928	—	9,224	—	9,224
Asset-backed securities	—	15,418	—	15,418	—	13,534	—	13,534
	$36,162	$87,391	$—	$123,553	$46,567	$84,567	$—	$131,134

There were no transfers between Level 1 and Level 2 fair value measurement categories during the nine months ended September 30, 2018 and 2017.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$6,118	$6,643
Finished goods	8,984	10,934
Total inventory	$15,102	$17,577

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30, 2018	December 31, 2017
	(in years)
Equipment	1-3	$49,930	$47,817
Software	1-3	4,033	3,988
Furniture and fixtures	1-3	951	950
Leasehold improvements	2-8	3,836	3,824
Construction in progress		284	—
Property and equipment, gross		59,034	56,579
Less: accumulated depreciation		(51,040)	(46,666)
Property and equipment, net		$7,994	$9,913

Depreciation expense on property and equipment was $1.5 million for each of the three months ended September 30, 2018 and 2017, and $4.9 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(2,273)	$2,777	$5,050	$(1,515)	$3,535
Patents	2,936	(1,605)	1,331	2,936	(1,281)	1,655
Total	$7,986	$(3,878)	$4,108	$7,986	$(2,796)	$5,190

Amortization expense related to purchased intangible assets was $0.4 million for each of the three months ended September 30, 2018 and 2017, and $1.1 million for each of the nine months ended September 30, 2018 and 2017. Purchased intangible assets will be amortized over a remaining weighted average useful life of 2.9 years.

Future amortization expense for purchased intangible assets as of September 30, 2018 is as follows (in thousands):

Fiscal Year
Remainder of 2018	$361
2019	1,442
2020	1,442
2021	863
$4,108

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$12,003	$13,828
Accrued tax liabilities	3,632	2,985
Other	4,967	5,022
Total accrued liabilities	$20,602	$21,835

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenue:
Products	$5,109	$6,161
Services	89,746	88,476
Total deferred revenue	94,855	94,637
Less: current portion	(60,653)	(61,858)
Non-current portion	$34,202	$32,779

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

In September 2018, we entered into an amendment with SVB to reduce the unused revolving credit facility fee on the 2016 Credit Facility from 0.4% to 0.3%.

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint. The amended complaint names the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

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

On October 24, 2018, the Company was sued in the Federal District Court for the Northern District of California by Firenet Technologies, LLC, which we believe is a non-practicing patent holding company. The complaint alleges infringement of certain patents purportedly owned by the plaintiff. The Company is currently evaluating the matter and intends to vigorously defend the lawsuit, but the Company is unable to reasonably estimate a possible loss or range of possible loss, if any, arising from this matter at this early stage. Accordingly, no accrued litigation expense has been recorded in the accompanying condensed consolidated financial statements.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, on January 1, 2018, the number of shares in the 2014 Plan increased by 3,584,623 shares, representing 5% of the prior year end’s common stock outstanding. As of September 30, 2018, we had a total of 11,580,435 shares available for future grant.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) provides for twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at the beginning of the offering period or the end of the purchase period, whichever is lower. If the market value of our common stock at the end of the purchase period is less than the market value at the beginning of the offering period, participants will be withdrawn from the then current offering period following their purchase of shares, and automatically will be enrolled in the immediately following offering period. Participants may contribute up to 15% of their eligible compensation, subject to certain limits. As of September 30, 2018, we had 3,065,182 shares available for future issuance under the 2014 Purchase Plan.

The 2014 Purchase Plan was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, there were no stock purchases under the 2014 Purchase Plan during the three and nine months ended September 30, 2018. In October 2018, the Board approved amending our 2014 Purchase Plan in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. Our 2014 Purchase Plan as amended also reflects revised offering periods, which were changed from 24 to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation by type of award:
Stock options	$291	$589	$922	$2,199
Stock awards	2,042	2,969	6,976	9,269
Employee stock purchase rights (1)	—	987	5,157	2,356
	$2,333	$4,545	$13,055	$13,824

Stock-based compensation by category of expense:
Cost of revenue	$187	$403	$1,277	$1,068
Sales and marketing	619	1,696	4,085	5,120
Research and development	960	1,537	5,345	5,024
General and administrative	567	909	2,348	2,612
	$2,333	$4,545	$13,055	$13,824

(1)
Amount for the nine months ended September 30, 2018 includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP was accelerated and recognized within the condensed consolidated statement of operations.

As of September 30, 2018, we had $18.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 1.9 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2017	6,018	$5.18
Granted	—	$—
Exercised	(359)	$3.54
Canceled (1)	(314)	$8.84
Outstanding as of September 30, 2018	5,345	$5.07	4.3	$8,455
Vested and exercisable as of September 30, 2018	4,795	$4.90	3.9	$8,201

(1)	Includes 249,491 shares of canceled stock options from the 2008 Plan that became available for issuance under the 2014 Plan.

As of September 30, 2018, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.08 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.1 million and $7.0 million during the nine months ended September 30, 2018 and 2017, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. None of these MSUs were vested as of September 30, 2018.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the restatement. As of September 30, 2018, 178,402 shares had vested, 181,600 shares were forfeited, and the remaining shares will vest in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of September 30, 2018, 30,320 shares were vested and 30,321 shares were forfeited.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Unvested as of December 31, 2017	5,568	$6.88
Granted	99	$6.86
Released	(656)	$6.44
Canceled	(854)	$7.38
Unvested as of September 30, 2018	4,157	$6.85	1.1

The aggregate fair value of stock awards released as of the respective vesting dates was $4.3 million and $12.2 million for the nine months ended September 30, 2018 and 2017, respectively.

In October 2018, upon the resumption of timely filings with the SEC, we resumed our equity plan activities and granted approximately 3.1 million stock awards and 0.3 million stock options to our employees.

Stock Repurchase Program

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of September 30, 2018. Our share repurchase program expired in October 2018.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three and nine months ended September 30, 2018 and 2017, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options, RSUs and employee stock purchase rights	8,546	10,071	9,395	12,587

9. Income Taxes

We recorded income tax expense of $0.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of September 30, 2018. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $3.8 million of unrecognized tax benefits as of September 30, 2018 and December 31, 2017. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. For the nine months ended September 30, 2018, the accounting for the TCJA remained incomplete, but there were no material changes to the provisional tax impacts assessed for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$27,003	$28,951	$78,124	$92,140
Japan	14,023	16,634	38,971	38,119
Asia Pacific, excluding Japan	9,331	7,171	27,436	25,594
EMEA	8,119	6,117	20,038	18,535
Other	2,026	3,132	5,829	5,524
	$60,502	$62,005	$170,398	$179,912

The following table is a summary of our long-lived assets which include property and equipment, net based on the physical location of the assets (in thousands):

	September 30, 2018	December 31, 2017
United States	$6,080	$7,733
Japan	1,210	1,510
Other	704	670
Total	$7,994	$9,913

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

Impact on the Condensed Consolidated Financial Statements

The following tables summarize the impact of the new standard on our condensed consolidated statement of balance sheet and condensed consolidated of operations for the period presented:

Selected Condensed Consolidated Balance Sheet Line Items

	September 30, 2018
(in thousands)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Assets
Prepaid expenses and other current assets	$13,266	$(5,824)	$7,442
Other non-current assets	8,380	(3,000)	5,380
Liabilities
Deferred revenue, current	60,653	3,164	63,817
Deferred revenue, non-current	34,202	2,220	36,422
Stockholders' Equity
Accumulated deficit	(270,637)	(14,208)	(284,845)

Selected Condensed Consolidated Statement of Operations Line Items

	Three Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$38,265	$(475)	$37,790
Revenue - services	22,237	—	22,237
Total revenue	60,502	(475)	60,027
Gross profit	47,488	(475)	47,013
Sales and marketing	24,539	292	24,831
Total operating expenses	49,056	292	49,348
Loss from operations	(1,568)	(767)	(2,335)
Net loss	(1,807)	(767)	(2,574)
Basic and diluted net loss per share	(0.02)		(0.04)

	Nine Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$105,638	$(1,384)	$104,254
Revenue - services	64,760	—	64,760
Total revenue	170,398	(1,384)	169,014
Gross profit	132,313	(1,384)	130,929
Sales and marketing	77,231	420	77,651
Total operating expenses	157,569	420	157,989
Loss from operations	(25,256)	(1,804)	(27,060)
Net loss	(26,009)	(1,804)	(27,813)
Basic and diluted net loss per share	(0.36)		(0.38)

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

Contract Balances
The following table reflects contract balances with customers (in thousands):

		As of	As of Adoption
	Balance Sheet Line Reference	September 30, 2018	January 1, 2018
Accounts receivable, net	Accounts receivables, net	$51,084	$48,266
Deferred revenue, current	Deferred revenue	60,653	59,360
Deferred revenue, non-current	Deferred revenue, non-current	34,202	31,276

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount is immaterial as of September 30, 2018 and as of the adoption date.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three and nine months ended September 30, 2018, we recognized revenue of $13.2 million and $49.9 million, respectively, related to deferred revenues at the beginning of the period.

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
Deferred contract acquisition costs were $8.8 million as of September 30, 2018, and the related amortization amount was $1.1 million for the three months ended September 30, 2018 and $4.1 million for the nine months ended September 30, 2018.

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

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

September 30, 2018
Within 1 year	$60,653
Next 2 to 3 years	28,350
Thereafter	5,852
Total	$94,855

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our ability to timely file financial, periodic and current reports required by the Exchange Act;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

Our investor relations Web site is located at https://investors.a10networks.com. We intend to use our investor relations Web site as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor this portion of our Web site, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations Web site under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2018, we had sold products to approximately 6,700 customers across 84 countries.

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

During the first nine months of 2018, 46% of our total revenue was generated from the United States, 23% from Japan and 31% from other geographical regions. During the first nine months of 2017, 51% of our total revenue was generated from the United States, 21% from Japan and 28% from other geographical regions. Our enterprise customers accounted for 60% and 54% of our total revenue during the first nine months of 2018 and 2017, respectively. Our service provider customers accounted for 40% and 46% of our total revenue during the first nine months of 2018 and 2017, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers, in any period. Purchases from our ten largest end-customers accounted for 37% and 39% of our total revenue for the first nine months of 2018 and 2017, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2018, we had $36.2 million of cash and cash equivalents and $87.4 million of marketable securities. Cash used in operating activities was $5.5 million in the first nine months of 2018 compared to $10.0 million cash generated by operating activities in the same period of last year.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$38,265	63.2%	$40,404	65.2%	$(2,139)	(5)%
Services	22,237	36.8	21,601	34.8	636	3%
Total revenue	60,502	100.0	62,005	100.0	(1,503)	(2)%
Cost of revenue:
Products	8,790	14.5	9,357	15.1	(567)	(6)%
Services	4,224	7.0	4,510	7.3	(286)	(6)%
Total cost of revenue	13,014	21.5	13,867	22.4	(853)	(6)%
Gross profit	47,488	78.5	48,138	77.6	(650)	(1)%
Operating expenses:
Sales and marketing	24,539	40.6	26,930	43.4	(2,391)	(9)%
Research and development	15,505	25.6	15,997	25.8	(492)	(3)%
General and administrative	9,012	14.9	6,945	11.2	2,067	30%
Total operating expenses	49,056	81.1	49,872	80.4	(816)	(2)%
Loss from operations	(1,568)	(2.6)	(1,734)	(2.8)	(166)	(10)%
Non-operating income (expense):
Interest expense	(34)	(0.1)	(20)	—	14	70%
Interest and other income (expense), net	(131)	(0.2)	(37)	(0.1)	94	254%
Total non-operating income (expense), net	(165)	(0.3)	(57)	(0.1)	108	189%
Loss before income taxes	(1,733)	(2.9)	(1,791)	(2.9)	(58)	(3)%
Provision for income taxes	74	0.1	454	0.7	(380)	(84)%
Net loss	$(1,807)	(3.0)%	$(2,245)	(3.6)%	$(438)	(20)%

.

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$105,638	62.0%	$116,930	65.0%	$(11,292)	(10)%
Services	64,760	38.0	62,982	35.0	1,778	3%
Total revenue	170,398	100.0	179,912	100.0	(9,514)	(5)%
Cost of revenue:
Products	24,979	14.7	28,124	15.6	(3,145)	(11)%
Services	13,106	7.7	13,286	7.4	(180)	(1)%
Total cost of revenue	38,085	22.4	41,410	23.0	(3,325)	(8)%
Gross profit	132,313	77.6	138,502	77.0	(6,189)	(4)%
Operating expenses:
Sales and marketing	77,231	45.2	78,754	43.8	(1,523)	(2)%
Research and development	49,874	29.3	49,529	27.5	345	1%
General and administrative	30,464	17.9	21,444	11.9	9,020	42%
Total operating expenses	157,569	92.4	149,727	83.2	7,842	5%
Loss from operations	(25,256)	(14.8)	(11,225)	(6.2)	14,031	125%
Non-operating income (expense):
Interest expense	(99)	(0.1)	(128)	(0.1)	(29)	(23)%
Interest and other income (expense), net	6	—	779	0.3	773	99%
Total non-operating income (expense), net	(93)	(0.1)	651	0.3	744	114%
Loss before income taxes	(25,349)	(14.9)	(10,574)	(5.9)	14,775	140%
Provision for income taxes	660	0.4	963	0.5	(303)	(31)%
Net loss	$(26,009)	(15.3)%	$(11,537)	(6.4)%	$14,472	125%

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

We generate services revenue from sales of post contract support (“PCS”), which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-available basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to five years.

Our adoption of ASC 606, the new revenue recognition guidance, in January 2018 did not have a material impact on the recognition or timing of revenue. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$38,265	63%	$40,404	65%	$(2,139)	(5)%
Services	22,237	37	21,601	35	636	3%
Total revenue	$60,502	100%	$62,005	100%	$(1,503)	(2)%
Revenue by geographic region:
United States	$27,003	45%	$28,951	47%	$(1,948)	(7)%
Japan	14,023	23	16,634	27	(2,611)	(16)%
Asia Pacific, excluding Japan	9,331	16	7,171	12	2,160	30%
EMEA	8,119	13	6,117	10	2,002	33%
Other	2,026	3	3,132	4	(1,106)	(35)%
Total revenue	$60,502	100%	$62,005	100%	$(1,503)	(2)%

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$105,638	62%	$116,930	65%	$(11,292)	(10)%
Services	64,760	38	62,982	35	1,778	3%
Total revenue	$170,398	100%	$179,912	100%	$(9,514)	(5)%
Revenue by geographic region:
United States	$78,124	46%	$92,140	51%	$(14,016)	(15)%
Japan	38,971	23	38,119	21	852	2%
Asia Pacific, excluding Japan	27,436	16	25,594	15	1,842	7%
EMEA	20,038	12	18,535	10	1,503	8%
Other	5,829	3	5,524	3	305	6%
Total revenue	$170,398	100%	$179,912	100%	$(9,514)	(5)%

Total revenue decreased by $1.5 million, or 2%, during the third quarter of 2018 compared to the same period of 2017. This decrease was due to a $2.1 million decrease in products revenue, partially offset by a $0.6 million increase in services revenue. The decrease in products revenue was primarily driven by lower demand from our service provider customers in the United States. Revenue from service provider customers decreased 24% and revenue from enterprise customers increased 21% during the third quarter of 2018 compared to the same period of 2017.

Total revenue decreased by $9.5 million, or 5%, during the first nine months of 2018 compared to the same period of 2017. This decrease was due to an $11.3 million decrease in products revenue, partially offset by a $1.8 million increase in services revenue. The decrease in products revenue was primarily driven by lower demand from our service provider customers in the United States. Revenue from service provider customers decreased 18% and revenue from enterprise customers increased 6% during the first nine months of 2018 compared to the same period of 2017.

Products revenue decreased $2.1 million, or 5%, during the third quarter of 2018 compared to the same period of 2017 primarily driven by lower demand from our service provider customers in the United States, as well as decreases from Japan and Other regions, offset in part by the increases from EMEA and Asian Pacific. Products revenue decreased $11.3 million, or 10%, in the first nine months of 2018 compared to the same period of 2017 primarily driven by the decrease from the United States, partially offset by the increases in Japan, Asia Pacific and EMEA regions.

Services revenue increased $0.6 million, or 3%, and $1.8 million, or 3%, in the third quarter and the first nine months of 2018, respectively, compared to the same periods of 2017. The increases were primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During the third quarter of 2018, $27.0 million, or 45% of total revenue, was generated from the United States, which represents a 7% decrease compared to the same period of 2017. During the first nine months of 2018, $78.1 million, or 46% of total revenue, was generated from the United States, which represents a 15% decrease compared to the same period of last year. The decreases in the third quarter and the first nine months of 2018 were primarily due to lower product revenue driven by lower demand from our service providers in the United States.

During the third quarter of 2018, $14.0 million, or 23% of total revenue, was generated from Japan, which represents a 16% decrease compared to the same period of 2017. The decrease was driven primarily by lower product revenue. During the first nine months of 2018, $39.0 million, or 23% of total revenue, was generated from Japan, which remained relatively unchanged compared to the same period of last year.

During the third quarter of 2018, $9.3 million, or 16% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 30% increase compared to the same period of 2017. During the first nine months of 2018, $27.4 million, or 16% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 7% increase compared to the same period of last year. The increases in the third quarter and in the first nine months of 2018 were driven primarily by higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

During the third quarter of 2018, $8.1 million, or 13% of total revenue, was generated from EMEA, which represents a 33% increase compared to the same period of 2017. During the first nine months of 2018, $20.0 million, or 12% of total revenue, was generated from EMEA, which represents an 8% increase compared to the same period of 2017. The increases in the third quarter and in the first nine months of 2018 were driven by higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Cost of revenue:
Products	$8,790	$9,357	$(567)	(6)%
Services	4,224	4,510	(286)	(6)%
Total cost of revenue	$13,014	$13,867	$(853)	(6)%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Cost of revenue:
Products	$24,979	$28,124	$(3,145)	(11)%
Services	13,106	13,286	(180)	(1)%
Total cost of revenue	$38,085	$41,410	$(3,325)	(8)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$29,475	77.0%	$31,047	76.8%	$(1,572)	0.2%
Services	18,013	81.0%	17,091	79.1%	922	1.9%
Total gross profit	$47,488	78.5%	$48,138	77.6%	$(650)	0.9%

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$80,659	76.4%	$88,806	75.9%	$(8,147)	0.5%
Services	51,654	79.8%	49,696	78.9%	1,958	0.9%
Total gross profit	$132,313	77.6%	$138,502	77.0%	$(6,189)	0.6%

Products gross margin remained relatively unchanged during the third quarter and the first nine months of 2018 compared to the same periods of 2017.

Services gross margin increased 1.9% and 0.9% during the third quarter and the first nine months of 2018, respectively, compared to the same periods of 2017 primarily driven by higher services revenue while the personnel costs related to support, professional services and maintenance remained relatively constant.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$24,539	$26,930	$(2,391)	(9)%
Research and development	15,505	15,997	(492)	(3)%
General and administrative	9,012	6,945	2,067	30%
Total operating expenses	$49,056	$49,872	$(816)	(2)%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$77,231	$78,754	$(1,523)	(2)%
Research and development	49,874	49,529	345	1%
General and administrative	30,464	21,444	9,020	42%
Total operating expenses	$157,569	$149,727	$7,842	5%

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

The decrease in sales and marketing expense for the third quarter of 2018 compared to the same period of 2017 was primarily attributable to a $2.0 million decrease in employee compensation and benefits driven mainly by a $1.1 million decrease in stock-based compensation expense and decreased headcount. The lower stock-based compensation expense primarily resulted from decreased headcount and decreased grant awards. Our equity plan related activities were suspended from March 2018 to early October 2018 due to our non-timely filing status.

The decrease in sales and marketing expense for the first nine months of 2018 compared to the same period of 2017 was primarily due to a $3.3 million decrease in employee compensation and benefits which included a $1.0 million lower stock-based compensation expense, driven primarily by decreased headcount and decreased grant awards. Our equity plan related activities were suspended from March 2018 to early October 2018 due to our non-timely filing status. This decrease was offset in part by a $1.7 million increase in sales commissions.

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

The decrease in research and development expense for the third quarter of 2018 compared to the same period of 2017 was primarily driven by a $0.6 million decrease in stock-based compensation expense resulting mainly from decreased grant awards. Our equity plan related activities were suspended from March 2018 to early October 2018 due to our non-timely filing status.

Research and development expense for the first nine months of 2018 remained relatively flat compared to the same period of last year. This is primarily due to a $1.3 million increase in employee stock purchase plan related stock-based compensation expense and a $0.5 million increase in consultant costs, offset in part by a $1.6 million decrease in employee compensation and benefits driven mainly by decreased grant awards. Our employee stock purchase plan was suspended in March 2018 due to the delay of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Accordingly, all the remaining unrecognized stock-based compensation expense related to our employee stock purchase plan was recognized in the first quarter of 2018. See Note 7 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We expect research and development expenses to be relatively consistent quarter over quarter for the remainder of 2018.

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

The increase in general and administrative expenses for the third quarter of 2018 compared to the same period of 2017 was primarily driven by the $1.3 million internal investigation related fees we incurred in 2018. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding this investigation.

The increase in general and administrative expenses for the first nine months of 2018 compared to the same period of 2017 was primarily driven by the $8.6 million internal investigation related fees we incurred in 2018. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information regarding this investigation.

We expect general and administrative expenses to be relatively consistent quarter over quarter for the remainder of 2018.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At September 30, 2018, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial and remained relatively consistent for the third quarter and first nine months of 2018 compared to the same periods of 2017.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.1 million, or 254%, for the third quarter of 2018 compared to the same period of 2017 primarily driven by a $0.3 million increase in foreign exchange loss, offset in part by a $0.2 million increase in interest income.

Interest and other income (expense), net, had an unfavorable change of $0.8 million, or 99%, for the first nine months of 2018 compared to the same period of 2017 primarily driven by a $1.2 million increase in foreign exchange loss due mainly to the unfavorable currency exchange rate between the Japanese yen and the U.S. dollar, offset in part by a $0.5 million increase in interest income.

Provision for Income Taxes

We recorded an income tax provision of $0.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $36.2 million, including $5.2 million held outside the United States in our foreign subsidiaries, and $87.4 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2018, we had working capital of $112.1 million, accumulated deficit of $270.6 million and total stockholders’ equity of $99.1 million.

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

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. Under the repurchase authorization, shares may be purchased from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The repurchase authorization may be commenced, suspended or discontinued at any time at our discretion. No shares were repurchased under this repurchase program as of September 30, 2018. Our share repurchase program expired in October 2018.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash (used in) provided by:
Operating activities	$(5,518)	$10,020
Investing activities	(6,080)	(2,937)
Financing activities	1,193	3,861
Net (decrease) increase in cash and cash equivalents	$(10,405)	$10,944

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

During the nine months ended September 30, 2018, cash used in operating activities was $5.5 million, consisting of net loss of $26.0 million which includes our internal investigation charges of $8.6 million, non-cash charges of $19.2 million and a cash increase resulting from the net change in operating assets and liabilities of $1.3 million. Our non-cash charges consisted primarily of stock-based compensation expense of $13.1 million and depreciation and amortization expenses of $6.0 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $4.2 million, inventory of $1.6 million and accounts payable of $0.8 million, offset primarily by an outflow from the changes in accounts receivable of $3.1 million, accrued and other liabilities of $1.5 million, and prepaid and other assets of $0.9 million.

The favorable change in deferred revenue was primarily driven by the increased sales in services. The favorable change in inventory was due to our improved inventory management. The favorable change in accounts payable was due to the timing of vendor invoice payments. The unfavorable change in accounts receivable was attributed to timing of cash collection. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation, driven primarily by the decreased headcount and decreased employee share purchase plan related accrual. Our employee stock purchase plan was suspended from March 2018 to Oct 2018 due to our non-timely filing status. See Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information on our internal investigation and Note 7 to our Condensed Consolidated Financial Statements for additional information related to our employee stock purchase plan suspension. The unfavorable change in prepared and other assets was mainly driven by the increase in deferred cost of goods sold.

During the nine months ended September 30, 2017, cash provided by operating activities was $10.0 million, consisting of a net loss of $11.5 million, non-cash charges of $21.0 million and a cash increase resulting from the net change in operating assets and liabilities of $0.5 million. Our non-cash charges consisted primarily of stock-based compensation expense of $13.8 million and depreciation and amortization expenses of $6.2 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $11.3 million, partially offset by an outflow from the changes in accrued liabilities of $3.0 million, inventory of $2.5 million, prepaid expenses and other assets of $2.8 million, accounts payable of $1.2 million and deferred revenue of $1.2 million.

The favorable change in accounts receivable was primarily due to timing of billing and collections. The unfavorable change in accrued and other liabilities was primarily due to accrued bonuses and commissions. The unfavorable change in inventory was primarily due to the inventory build-up for anticipated future demand. The unfavorable change in prepaid expenses and other assets was primarily due to prepaid insurance and software subscriptions. The unfavorable change in accounts payable was primarily due to the timing of vendor invoice payments. The unfavorable change in deferred revenue was due to lower contract renewals.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $6.1 million, consisting of purchases of property and equipment of $2.3 million, marketable securities of $67.8 million and investment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $64.9 million.

During the nine months ended September 30, 2017, cash used in investing activities was $2.9 million, primarily consisting of purchases of property and equipment of $4.2 million and marketable securities of $69.6 million, partially offset by proceeds from sales and maturities of marketable securities of $70.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018 and 2017, cash provided by financing activities was $1.2 million consisting of proceeds from common stock issuances under our equity incentive plans.

 During the nine months ended September 30, 2017, cash provided by financing activities was $3.9 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of $7.7 million, partially offset by repurchase and retirement of common stock of $3.1 million and payment of contingent consideration of $0.7 million.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2018 as compared to the contractual obligations disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for revenue recognition that were updated as a result of adopting ASC 606, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018 compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the summary of the new accounting policies under ASC 606.

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

We recorded $1.4 million foreign exchange loss during the nine months ended September 30, 2018. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of September 30, 2018, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At September 30, 2018, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $87.4 million and $87.5 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2018 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2018	50 BPS	100 BPS	150 BPS
Marketable securities	$88,196	$87,928	$87,659	$87,391	$87,122	$86,853	$86,585

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of September 30, 2018, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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
Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2018.

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

•
Certain policies and procedures were not sufficiently detailed to establish expectations for and to support effective design and operation of internal controls in our sales, credit, and accounting functions to consistently determine whether our reseller’s or distributor’s price was fixed or determinable, or that collectibility was reasonably assured in every case, and that once determined, adequate documentation was maintained.

The material weaknesses described above resulted in errors that led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015 and our interim condensed consolidated financial statements for each of the first three quarters of 2017. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted Topic 606, the new revenue recognition standard. We implemented changes to our revenue recognition policies, process and control activities to support the adoption of Topic 606. Except in relation to our adoption of Topic 606, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

As described in Item 4, “Controls and Procedures” of this report and Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2017, we have concluded that our internal control over financial reporting was not effective as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. While we have initiated remediation efforts to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of December 31, 2018. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

We experienced net losses for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016. We may not be able to sustain or increase our revenue growth or achieve profitability in the future or on a consistent basis. During the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, purchases from our ten largest end-customers accounted for approximately 37%, 35% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers, who accounted for approximately 40%, 46% and 42% of our total revenue during the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, approximately 54%, 51% and 49% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Japan. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million unfavorable for the nine months ended September 30, 2018 and $0.4 million unfavorable for the year ended December 31, 2017. As exchange rates vary, our operating income may differ from expectations. To the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

Although we maintain cyber liability coverage that may cover certain liabilities in connection with a security breach, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to use on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operation and reputation.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union has adopted a General Data Protection Regulation, or GDPR, which superseded the Data Protection Directive. This regulation, which took full effect on May 25, 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Additionally, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Item 4, “Controls and Procedures,” of this report, we recently identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit Facility requires us to satisfy specified covenants. As of the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants. However, we have experienced noncompliance with the covenants under the 2016 Credit Facility in connection with our late submission of quarterly financial statements and annual audited financial statements. While we view this as a one-time event, and while we were able to successfully negotiate a forbearance for such default and ultimately deliver the required financial statements, we may in the future fail to comply with the terms of the 2016 Credit Facility and be unable to negotiate a waiver or forbearance of any such defaults with our lender. If we fail to comply with these covenants in the future, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility.

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

Our executive officers and directors, together with affiliated entities, own 27% of our outstanding common stock (44% if other holders of 5% or more of our outstanding common stock are also included) as of September 30, 2018. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2018, there were approximately 4.8 million vested and exercisable options to purchase our common stock, in addition to the 72.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2018 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will remain an emerging growth company until the earliest of: (a) the last day of the year (i) following the fifth anniversary of the completion of the initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we qualify as a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

We are obligated to implement and maintain effective internal control over financial reporting. As of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

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

Date: November 1, 2018

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2018

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)