Form 10-K
period 2018-12-31
A10 Networks, Inc.
filed 2019-03-18
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $254.7 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 28, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 75,050,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward‑looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our ability to timely file financial, periodic and current reports required by the Exchange Act;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	the timing and amount of our subscription revenue;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

Our investor relations Web site is located at https://investors.a10networks.com. We intend to use our investor relations Web site as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor this portion of our Web site, in addition to following press releases, Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations Web site under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

PART I

Item 1. Business

Overview
We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our portfolio of software and hardware solutions combines industry-leading performance and scale with advanced intelligent automation, machine learning, data driven analytics, and threat intelligence to ensure security and availability of customer applications across their multi-cloud and mobile infrastructure networks, including on-premise, private and public clouds. As the cyber threat landscape intensifies and network architectures evolve, we are committed to providing customers with greater connected intelligence to improve the security, visibility, automation, availability, flexibility, management and performance of their applications. Our customers include leading cloud providers, web-scale businesses, service providers, government organizations, and enterprises.

Industry Trends & Market Drivers
The digitization of business has made applications a critical ingredient in virtually every aspect of operations. How safely and efficiently applications perform determines how businesses perform, how they compete, grow, and stand out in the marketplace. The application networking and security industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized and protected. Our corporate strategy and technology address these evolving needs of our customers and industry, including:

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

Increased Network Complexity and New Infrastructure Paradigms. Traditional IT vendors may need to shift from hardware-centric models to software-defined approaches to improve agility for critical applications, and subsequently, their business operations. Ensuring product portfolios adapt and diversify to include newer virtualized software, container based software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

Growing Importance of Automation and Orchestration. As applications increasingly move to a multi-cloud environment, the deployment of orchestration and automation tools has become essential to efficiently automating the deployment and operations of security and application services. There is a need for increased operational efficiency and agility, improved detection and reporting of security anomalies, enhanced end-user experiences and reduced total cost of ownership (“TCO”), simplified management of distributed application services, improved capacity planning and optimized multi-cloud software lifecycle management. By deploying newly developed secure application delivery automation and predictive analytics tools, enterprises are able to visualize their application performance, detect anomalous trends and fully automate their application delivery and network security.

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

Rapid growth of TLS/SSL, Encrypted Applications, and Hidden Threats. Many applications use Transport Layer Security (TLS) and Secure Sockets Layer (“SSL”) protocols. Cyber criminals exploit the protocol to hide malicious malware within encrypted channels and carry out attacks against businesses and users. This malicious trend drives demand for greater visibility within SSL-encrypted channels. Businesses need a way to decrypt traffic and apply outbound security policies efficiently, and require an effective way to inspect, identify, and remediate malicious traffic, then re-encrypt traffic and deliver it quickly to its destination. Conducting this process efficiently without placing a “security performance tax” on the user experience is a critical requirement.

The Advent of 5G Networks and a Smart World. The growing deployment of commercial 5G networks will bring massive increases in network throughput and significant new business opportunities for mobile carriers. It will also require a new generation of security infrastructure capable of handling the growing capacity requirements and complex management needs of 5G networks. Capacity requirements increase dramatically in 5G networks due to substantial increases in concurrent sessions, lower packet size and higher connections per second. Operators must dramatically lower latency, reduce total cost of ownership, and improve efficiency which may require advanced consolidation of network functions at the core. Meanwhile, the scope and size of DDoS attacks may also increase dramatically with the proliferation of connected devices and traffic, due in large part to the expansion of IoT/Machine-to-Machine traffic coming from new 5G-delivered Smart World applications. To address these requirements, mobile operators will need new solutions that provide hyperscale and increased performance, richer feature sets, and rich automation, analytics and threat intelligence.

Need for Advanced Multi-Cloud Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements, some of the more critical include:

•
Ability to Centrally Manage Traditional and Cloud Environments. As more applications are born in the cloud, and they operate alongside traditional applications supported by on-premise and appliance-based data centers, application delivery and security solutions will be called upon to span traditional and cloud-based environments. In doing so, solutions must centrally control and manage secure application services across any combination of traditional data centers and a myriad of different clouds. To support data centers and different cloud types, solutions require a variety of form factors; hardware, software (i.e. virtual, bare metal and containers) and cloud-based offerings.

•
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

•
Ability to Scale. Performance and security at scale are paramount in today’s dynamic application environments. Solutions need to analyze application traffic quickly and enhance performance and security in traditional and cloud-based application environments in a centrally managed manner. With the rapid adoption of IoT devices, and the advent of 5G, we believe scale will become imperative.

•
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

Our software solutions are available to be delivered in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software, on a perpetual license basis, embedded in optimized hardware, this model has begun to evolve in various ways, including, among others, term licenses, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller positions the Company to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at a per-app level and central management and orchestration of secure application services across hybrid environments - from physical data centers to public, private and hybrid clouds.

The following is an overview of our portfolio:

Secure application solutions:
1.Thunder Application Delivery Controller (“ADC”)
2.Lightning Application Delivery Controller (“Lightning ADC”)
3.Thunder Carrier Grade Networking (“CGN”)
4.Thunder Threat Protection System (“TPS”)
5.Thunder SSL Insight (“SSLi”)
6.Thunder Convergent Firewall (“CFW”)

Intelligent management and automation tools:
1.Harmony Controller
2.aGalaxy TPS

The following is a further overview of our portfolio:

Secure Application Solutions

1.
Thunder Application Delivery Controller. Thunder ADC provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP multi-tenancy, SSL, offload, acceleration, caching and compression, web application firewall (“WAF”), domain name server (“DNS”) application firewall (“DAF”) and others. ADCs are typically deployed in front of a server farm within a data center, including web, application and database servers.

2.
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

3.
Thunder Carrier Grade Networking. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade network address translation (“CGNAT”), and also provides translation solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses, and has been successfully implemented by many large service providers around the world.

4.
Thunder Threat Protection System. Thunder TPS solution provides high-volume, large-scale protection for customers’ networks and server resources against massive DDoS attacks. TPS is typically deployed at the perimeter of the networks to protect internal network resources from large-scale, volumetric and multi-vector attacks. In 2017, we enhanced the TPS solution with the launch of a dedicated detector function, improved workflow and automation in aGalaxy TPS. In 2018 we enhanced our TPS detection capabilities with the One-DDoS solution, which enables Thunder ADC, CGN, and CFW solutions to act as in-line detectors, to enhance application and infrastructure detection. We also added TPS Dynamic Attack Pattern Recognition (DAPR) for automatic attack learning, to identify and thwart zero-day attacks, and enhanced machine learning (ML) with always-on adaptive learning. TPS is augmented by the A10 Threat Intelligence Service which can block known bad connections (i.e., IP addresses) from entering protected networks. This service is based on software licensed from ThreatSTOP, Inc. and A10 threat research.

5.
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

6.
Thunder Convergent Firewall. Thunder CFW addresses multiple critical security capabilities in one package by consolidating multiple security and networking functions in a single appliance, helping customers significantly lower capital and operating expenses. Its performance and scale deliver superior value to customers, all within a small form factor, and streamlines customer operations with a cloud-ready programmable platform.

Thunder CFW includes:

•
A high-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility, enabling security policy enforcement for outbound HTTP/HTTPS client traffic. Our solution includes an Office 365 proxy to provide scalability, performance, and security to overcome deployment and operational challenges.

•
A high-performance data center firewall with integrated network denial-of-service protection and server load balancing, and provides a Layer 4 stateful firewall and Layer 7 application-level gateway functionality for protecting data center applications from emerging network and DDoS threats.

•
A high-performance Gi/SGi firewall with integrated network DDoS, CGNAT, ADC and application visibility. The Gi/SGi firewall protects the mobile operator infrastructures from Internet-based DDoS and other security threats.

•	A high-performance IPsec site-to-site VPN that helps businesses secure application traffic between data centers and enables customers to securely transport application traffic over public networks.

Intelligent Management and Automation Tools

1.
Harmony Controller. Harmony Controller provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments. Our Harmony Controller simplifies operations. Infrastructure and application operations teams can centrally manage and automate configuration and application policies for our Thunder and Lightning application and security services, such as load balancing, application delivery, web application firewall, SSL decryption, Gi/SGi firewall, Carrier Grade NAT and Office 365 solutions. Configuration and control can also be automated via application program interface (“API”) and integrated with orchestration systems used within organizations. In addition, the controller provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. Our Harmony Controller is available in two deployment models: A10 managed software as a service (“SaaS”), or as a self-managed, on premise deployment.

2.
aGalaxy TPS. aGalaxy TPS multi-device network management solution enables a network administrator to manage multiple Thunder TPS devices. aGalaxy TPS is designed to provide lower operational costs, as staff are freed up from repetitive tasks, while also increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. aGalaxy TPS is available as a hardware appliance or a software-only virtual machine. aGalaxy TPS highlights included advanced workflow and automated defense capabilities.

Product Form Factors
Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-

based software model. FlexPool, allows businesses to flexibly allocate and re-distribute capacity across applications, multiple clouds and data centers.

Thunder Series. ADC, CGN, TPS, SSLi, and CFW products are available on the Thunder Series family of physical appliances. The Thunder Series products support throughput ranges from 200 Mbps to 300 Gbps. The appliance family provides a variety of other security and performance options.

vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft Hyper-V and Linux KVM. vThunder is also available from cloud providers like Amazon Web Services (“AWS”), Microsoft Azure, and service providers. The vThunder Series products support throughput ranges from 200 Mbps to 100 Gbps.

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

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2018, we had sold our products to more than 6,000 end customers across 117 countries. Our customers include the top four United States wireless carriers, seven of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, web giants, gaming companies and governmental organizations. During the years ended December 31, 2018, 2017 and 2016, purchases from our 10 largest end-customers accounted for approximately 37%, 35% and 36% of our total revenue, respectively.

In 2018, two distribution channel partners, Adaptive Integration and ITOCHU Techno-Solutions Corporation, accounted for 14% and 10% of our total revenue, respectively. In 2017, no customer accounted for more than 10% of our total revenue. In 2016, one distribution channel partner, ITOCHU Techno-Solutions Corporation, accounted for 14% of our total revenue.

In 2018, we changed the way we present revenue by customer vertical. We now report three customer verticals: service providers, enterprises and web giants compared to only service providers and enterprises in prior years. We believe this new presentation will provide more transparency into our exposure to web giant revenue which was previously primarily accounted for in enterprise revenue. The revenue by vertical percentages from prior years included in this report have been revised to conform with current year presentation.

Competition
As security, 5G and multi-cloud trends continue to gain prominence, changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements to address application scalability, performance, security and intelligent automation. These evolving demands have expanded our addressable market into DDoS protection, 5G network security (Gi-LAN protection) and multiple areas of cloud and network security, where we compete with a number of companies not included among traditional ADC vendors. The agility and flexibility of the ACOS platform enables us to rapidly innovate and deploy solutions into adjacent markets to ADC. We have also enhanced our portfolio with the Harmony Controller, an intelligent management, automation, and predictive analytics platform for secure application delivery in multi-cloud environments and advanced protection of the 4G/5G mobile infrastructure services. This container and microservices-based product complement our comprehensive set of hardware, software and cloud offerings.

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

•
Companies that sell Gi/SGi firewall and CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”);

•	Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”);

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions.

The key competitive factors in our markets include:

•	Ability to innovate and respond to customer needs rapidly;

•	Ability to address on-premise and cloud application environments in a secure, centrally managed manner;

•	Ability to accommodate any IT delivery model or combination of models, regardless of form factor;

•	Breadth and depth of product features and functionality;

•	Level of customer satisfaction;

•	Price, performance, and efficiency;

•	Ability for products to scale with high-speed network traffic;

•	Flexible and agile design of products;

•	Ability to detect and mitigate large-scale cyber security threats;

•	Brand awareness and reputation;

•	Strength of sales and marketing; and

•	Ability to attract and retain talented employees.

Sales and Marketing
Sales
Our high-touch salesforce engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 27 countries as of December 31, 2018, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our OEM and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 93%, 86% and 85% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Backlog
As of December 31, 2018 and 2017, we had product backlog of approximately $5.9 million and $9.3 million. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2018, 2017 and 2016, our total revenue was $232.2 million, $235.4 million, and $227.3 million, respectively, and our gross margin was 77.7%, 77.4%, and 76.1%, respectively. We had net losses of $27.6 million, $10.8 million and $22.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2018, we had 140 United States (“U.S.”) patents issued and 73 U.S. patent applications pending, and 60 overseas patents issued and 25 overseas patent applications pending. Our issued U.S. patents, excluding 20 patents that we acquired, expire between 2025 and 2035. Our issued overseas patents, excluding 11 patents that we acquired, expire between 2027 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Employees
As of December 31, 2018, we had 834 full-time employees, including 413 engaged in research and development and customer support, 342 in sales and marketing and 79 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information
A10 Networks, Inc. was incorporated in the State of California in 2004 and subsequently reincorporated in the State of Delaware in March 2014. Our website is located at www.A10networks.com, and our investor relations website is located at http://investors.A10networks.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s website at www.sec.gov.

We announce material information to the public about A10, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (www.investors.A10networks.com ), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate Twitter account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report and in our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the trading price of our common stock could decline, perhaps significantly.

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2018 and December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

As described in Item 9A, “Controls and Procedures” of this report, we have concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. While we have initiated remediation efforts to address the identified weaknesses, we cannot provide assurance that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

The Audit Committee’s investigation of certain accounting and internal control matters relating to our previously issued financial statements and the audit of our consolidated financial statements as of and for the year ended December 31, 2017 have been time-consuming and expensive, and may result in additional expense.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s internal investigation, the review of our accounting, the audit of our 2017 financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 9A, “Controls and Procedures,” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be required to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to develop new products and features to address technological changes and new customer requirements in the application networking or security markets or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected. For example, when the 5G standards are published, we may not be able to produce a satisfactory return on investment if our strategic vision and the resources that we are spending on developing our presence in the 5G technology industry turn out to be misaligned with such standards.

We have experienced net losses in recent periods, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses for the years ended December 31, 2018, 2017 and 2016. We may not be able to increase our revenue growth or achieve profitability in the future or on a consistent basis. During the years ended December 31, 2018, 2017 and 2016, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	expenses related to our facility;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking or security markets or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

The application networking and security markets are intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•	Companies that sell products in the traditional ADC market, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”);

•
Companies that sell open source, software-only, cloud-based ADC services, such as Avi Networks Inc. (“Avi Networks”), NGINX Inc. (“NGiNX”), and HAProxy Technologies, Inc. (“HAProxy”) as well as many startups;

•
Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”) Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”);

•	Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”):

•	Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•	Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions.

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

•
the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services at a greater range of prices, including through selling at zero or negative margins;

•
the ability to incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through product bundling or closed technology platforms;

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2018, 2017 and 2016, purchases from our ten largest end-customers accounted for approximately 37%, 35% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and web giants. During the years ended December 31, 2018, 2017 and 2016, service providers accounted for approximately 43%, 47% and 48% of our total revenue and web giants accounted for approximately 18%, 14% and 11% of our total revenue.

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

Some of our large end-customers have significant purchasing power and, accordingly, may request from us and receive more favorable terms and conditions, including lower prices than we typically provide. As we seek to sell products to this class of end-customer, we may agree to these terms and conditions, which may include terms that reduce our gross margin and have an adverse effect on our business.

Our gross margin may fluctuate from period to period based on the mix of products sold, the geographic location of our customers, price discounts offered, required inventory write downs and exchange rate fluctuations.

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

If we fail to protect our intellectual property adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, even if we protect our intellectual property, we may need to license it to competitors, which could also be harmful. For example, as a result of the settlement of an intellectual property matter, we have already licensed all of our issued patents, pending applications, and future patents and patent applications that we may acquire, obtain, apply for or have a right to license to Brocade Communications Systems, Inc. until May 2025, for the life of each such patent. In addition, we might incur significant expenses in defending our intellectual property rights. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2018, 2017 and 2016, approximately 55%, 51% and 49% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 27 countries as of December 31, 2018, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.7 million and $0.4 million unfavorable for the years ended December 31, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

Our future performance also depends on the continued services and continuing contributions of certain employees and members of senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. Our senior management team, significant employees with technical expertise, and production and sales managers, among others, are critical to the development of our technology and the future vision and strategic direction of our company. The loss of their services could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, and operating results.

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

Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective on September 24, 2018, with an initial rate of 10% and was scheduled to increase from 10% to 25% on January 1, 2019; however, that increase has been delayed for 90 days pending trade negotiations between the U.S. and China. In addition, the tariffs may be increased in the future. It is expected that these tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and our business, financial condition and results of operations may be harmed. There can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Any reduction in our customers' sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales.

Additionally, the current uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs makes it difficult to plan for the future. New developments in these areas, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the uncertainty of further developments related to tariffs, international trade agreements and policies we can give no assurance that our business, financial condition, and operating results would not be adversely affected.

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

Although we maintain cyber liability coverage that may cover certain liabilities in connection with a security breach, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to use on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operation and reputation.

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

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription based offerings will not be immediately reflected in our operating results and may adversely affect revenue in the future.

We recognize subscription revenue over the term of our customer agreements. As a result, most of our subscription revenue arises from agreements entered into during previous periods. A shortfall in orders for our subscription based solutions in any one period would most likely not significantly reduce our subscription revenue for that period, but could adversely affect the revenue contribution in future periods. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription based solutions will not be fully reflected in our operating results until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over a longer period.

Our business and operations have experienced growth in certain prior periods and may experience rapid growth at certain times in the future, and if we do not effectively manage any future growth or are unable to improve our controls, systems and processes, our operating results will be adversely affected.

In certain prior periods, we have significantly increased the number of our employees and independent contractors. As we hire new employees and independent contractors and expand into new locations outside the United States, we are required to comply with varying local laws for each of these new locations. We anticipate that further expansion of our infrastructure and headcount will be required. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and financial resources. Our ability to manage our operations and growth across multiple countries will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes.

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Item 9A, “Controls and Procedures,” of this report, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

The terms of the 2016 Credit Facility and changes in the rate at which we can obtain indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”), as the lender. The 2016 Credit Facility contains a number of restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. The 2016 Credit Facility requires us to satisfy specified covenants. As of the date of this filing, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants. However, we have experienced noncompliance with the covenants under the 2016 Credit Facility in connection with our late submission of quarterly financial statements and annual audited financial statements. While we view this as a one-time event, and while we were able to successfully negotiate a forbearance for such default and ultimately deliver the required financial statements, we may in the future fail to comply with the terms of the 2016 Credit Facility and be unable to negotiate a waiver or forbearance of any such defaults with our lender. If we fail to comply with these covenants in the future, SVB could elect to declare all amounts outstanding under the 2016 Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If SVB accelerates the repayment, if any, we may not have sufficient funds to repay our existing debt. If we were unable to repay those amounts, SVB could proceed against the collateral granted to it to secure such indebtedness. We have pledged substantially all of our assets, excluding our intellectual property, as collateral under the 2016 Credit Facility. The 2016 Credit Facility uses LIBOR as a reference rate for our revolving loans, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The consequences of these developments cannot be entirely predicted, but if LIBOR is no longer available or if our lender has increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our revolving loans, which could adversely impact our interest expense, results of operations and cash flows.

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

The U.S. federal government shutdown may negatively impact our business.

The United States continues to face an uncertain political environment and substantial fiscal and economic challenges, which could affect future funding for the U.S. federal government’s discretionary and non-discretionary budgets. For 35 days ending on January 25, 2019, the U.S. federal government was partially shut down as a result of a lapse in appropriations from Congress. Additional or extended U.S. federal government shutdowns or any related under-staffing of the government departments or agencies that interact with our business could result in program cancellations, disruptions and stop work orders, limit the government’s ability to effectively progress programs and make timely payments, and affect our ability to successfully compete for new work. Additional or extended government shutdowns for any significant duration could additionally impact discretionary income among our customers or potential customers and financial markets in the U.S. Any lack of governmental support or staffing, decreases in discretionary income, financial market turbulence or other yet unknown impacts related to the foregoing could have an adverse impact on our business, financial condition and results of operations. The U.S. federal budget is expected to continue to be the subject of considerable debate, which could have significant impacts on the U.S. federal government’s spending broadly, and its spending with respect to the Company and the industries in which we operate.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof;

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; or

•	examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings.

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

In addition, from time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, the 2017 Tax Cut and Jobs Act (the “Tax Act”) creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income, or GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Additionally, the Ninth Circuit Court of Appeals, or the Court, issued an opinion in Altera Corp. v. Commissioner addressing cost-sharing regulations governing stock-based compensation. On August 7, 2018, a newly constituted panel issued an order withdrawing the July 24, 2018 opinion to allow the reconstituted panel to confer on the appeal, and the case was reargued on October 16, 2018. The Court is expected to issue a final opinion. We are monitoring this case and any impact the final opinion could have on our financial and effective tax rate. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.

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

The sales price of our products and subscriptions may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our products and subscriptions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars (except in Japan), currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results. See Note 2 of our Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, together with affiliated entities, own 27% of our outstanding common stock (45% if other holders of 5% or more of our outstanding common stock are also included) as of December 31, 2018. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

We may need to raise additional funds in private or public offerings, and these funds may not be available to us when we need them or on acceptable terms, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, you could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. The 2016 Credit Facility, as well as any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters that may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2018, there were approximately 4.1 million vested and exercisable options to purchase our common stock, in addition to the 74.3 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2018 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Effective December 31, 2019, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” will no longer apply, which will increase our costs as a result of compliance requirements with Section 404 of the Sarbanes-Oxley Act and increased demands on management.

Effective December 31, 2019, we will lose our status as an “emerging growth company” as defined in the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Once we are no longer an “emerging growth company,” the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm deems current or future deficiencies in our internal control over financial reporting to be material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are obligated to implement and maintain effective internal control over financial reporting. As of December 31, 2018 and December 31, 2017, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We have, in the past, experienced and are currently experiencing issues with our internal control over financial reporting. We have discovered and it is possible that we may discover in the future significant deficiencies or material weaknesses in our internal control over financial reporting. Current significant deficiencies and material weaknesses have resulted in a restatement of certain of our financial reports, as disclosed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2017. If, in any future reporting periods, we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until December 31, 2019, when we will no longer be an emerging growth company as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified board of directors with three-year staggered terms, with declassification phasing in over a period of three years, beginning with the 2018 annual meeting of stockholders, which could delay the ability of stockholders to change the membership of a majority of our board of directors until our board of directors is completely declassified;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California, where we currently lease 79,803 square feet of space under a lease agreement that expires on January 31, 2020. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including, among others, China, Japan, the United Kingdom, the Netherlands, Taiwan, Korea, Singapore and India. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

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

Additional information with respect to this Item may be found in Note 6. Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity
Our common stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “ATEN.”

There were approximately 130 stockholders of record on February 28, 2019. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on March 21, 2014 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. No shares were repurchased under this program through its expiration in October 2018.

Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data

We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements that are included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this report.

Our historical operating results are not necessarily indicative of future operating results, these selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 included in this report. In addition, the amounts as of and for the year ended December 31, 2018 have been prepared based on our adoption of Accounting Standards Codification (“ASC”) No. 606, Contracts with Customers. We elected to adopt this accounting standard on a modified retrospective basis which resulted in the impact of adoption being recorded as of January 1, 2018. The amounts in all other years, other than 2018, in the tables below have been prepared on the previously outstanding guidance on revenue recognition. We have disclosed the ASC 606 adoption impact on our revenue recognition in Note 2 of the audited consolidated financial statements included in Part II, Item 8 of this report.

	Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenue	$232,223	$235,429	$227,297	$196,285	$179,507
Cost of revenue	$51,896	$53,318	$54,413	$48,402	$42,937
Gross profit	$180,327	$182,111	$172,884	$147,883	$136,570
Loss from operations	$(27,679)	$(10,372)	$(20,570)	$(40,309)	$(30,271)
Net loss	$(27,617)	$(10,751)	$(22,391)	$(41,897)	$(35,870)
Net loss per share: basic and diluted	$(0.38)	$(0.15)	$(0.34)	$(0.67)	$(0.74)
Weighted-average shares used in computing net loss per share: basic and diluted	72,882	70,053	65,701	62,428	48,682

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$128,375	$131,134	$114,347	$98,117	$91,905
Working capital	$117,572	$111,076	$95,285	$89,550	$100,656
Total assets	$235,876	$224,858	$216,733	$189,892	$186,980
Deferred revenue (current and non-current)	$97,966	$94,637	$91,617	$72,008	$57,220
Total stockholders’ equity	$103,883	$98,386	$82,752	$78,205	$96,565

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Form 10-K and elsewhere in this document.

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our portfolio of software and hardware solutions combines industry-leading performance and scale with advanced intelligent automation, machine learning, data driven analytics, and threat intelligence to ensure security and availability of customer applications across their multi-cloud and mobile infrastructure networks, including on-premise, private and public clouds. As the cyber threat landscape intensifies and network architectures evolve, we are committed to providing customers with greater connected intelligence to improve the security, visibility, automation, availability, flexibility, management and performance of their applications. Our customers include leading cloud providers, web-scale businesses, service providers, government organizations and enterprises.

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”) and intelligent management, and automation tools; Harmony Controller and aGalaxy TPS. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers, enterprises and web giants that depend on data center applications and networks to generate revenue and manage operations efficiently. In 2018, we changed the way we present revenue by customer vertical. We now report three customer verticals: service providers, enterprises and web giants compared to only service providers and enterprises in prior years. We believe this new presentation will provide more transparency into our exposure to web giant revenue which was previously primarily accounted for in enterprise revenue. The revenue by vertical percentages from prior years included in this report have been revised to conform with current year presentation. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2018, we had sold products to approximately 6,000 end customers across 117 countries.

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

During 2018, 45% of our total revenue was generated from the United States, 24% from Japan and 31% from other geographical regions. During 2017, 49% of our total revenue was generated from the United States, 22% from Japan and 29% from other geographical regions. During 2016, 51% of our total revenue was generated from the United States, 23% from Japan and 26% from other geographical regions. Our enterprise customers accounted for 39%, 39% and 41% of our total revenue during 2018, 2017 and 2016, respectively. Our service provider customers accounted for 43%, 47% and 48% of our total revenue during 2018, 2017 and 2016, respectively. Our web giant customers accounted for 18%, 14% and 11% of our total revenue during 2018, 2017 and 2016, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and web giants, in any period. Purchases from our ten largest end-customers accounted for 37%, 35% and 36% of our total revenue for 2018, 2017 and 2016, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of December 31, 2018, we had $40.6 million of cash and cash equivalents and $87.8 million of marketable securities. Cash used in operating activities was $2.7 million in 2018 compared to $14.3 million of cash provided by operating activities last year.

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

Results of Operations

A summary of our consolidated statements of operations for the year ended December 31, 2018, 2017 and 2016 are as follows (dollars in thousands):

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$144,682	62.3%	$149,903	63.7%	$(5,221)	(3.5)%
Services	87,541	37.7	85,526	36.3	2,015	2.4%
Total revenue	232,223	100.0	235,429	100.0	(3,206)	(1.4)%
Cost of revenue:
Products	34,066	14.7	36,269	15.4	(2,203)	(6.1)%
Services	17,830	7.6	17,049	7.2	781	4.6%
Total cost of revenue	51,896	22.3	53,318	22.6	(1,422)	(2.7)%
Gross profit	180,327	77.7	182,111	77.4	(1,784)	(1.0)%
Operating expenses:
Sales and marketing	103,214	44.4	101,360	43.1	1,854	1.8%
Research and development	65,157	28.1	62,991	26.8	2,166	3.4%
General and administrative	39,635	17.1	28,132	11.9	11,503	40.9%
Total operating expenses	208,006	89.6	192,483	81.8	15,523	8.1%
Loss from operations	(27,679)	(11.9)	(10,372)	(4.4)	(17,307)	(166.9)%
Non-operating income (expense):
Interest expense	(129)	(0.1)	(162)	—	33	20.4%
Interest and other income (expense), net	1,273	0.6	989	0.3	284	28.7%
Total non-operating income (expense), net	1,144	0.5	827	0.3	317	38.3%
Loss before income taxes	(26,535)	(11.4)	(9,545)	(4.1)	(16,990)	(178.0)%
Provision for income taxes	1,082	0.5	1,206	0.5	(124)	(10.3)%
Net loss	$(27,617)	(11.9)%	$(10,751)	(4.6)%	$(16,866)	(156.9)%

	Years Ended December 31,
	2017		2016		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$149,903	63.7%	$152,308	67.0%	$(2,405)	(1.6)%
Services	85,526	36.3	74,989	33.0	10,537	14.1%
Total revenue	235,429	100.0	227,297	100.0	8,132	3.6%
Cost of revenue:
Products	36,269	15.4	37,520	16.5	(1,251)	(3.3)%
Services	17,049	7.2	16,893	7.4	156	0.9%
Total cost of revenue	53,318	22.6	54,413	23.9	(1,095)	(2.0)%
Gross profit	182,111	77.4	172,884	76.1	9,227	5.3%
Operating expenses:
Sales and marketing	101,360	43.1	104,360	45.9	(3,000)	(2.9)%
Research and development	62,991	26.8	60,700	26.7	2,291	3.8%
General and administrative	28,132	11.9	26,305	11.6	1,827	6.9%
Litigation settlement expense	—	—	2,089	0.9	(2,089)	(100.0)%
Total operating expenses	192,483	81.8	193,454	85.1	(971)	(0.5)%
Loss from operations	(10,372)	(4.4)	(20,570)	(9.0)	10,198	49.6%
Non-operating income (expense):
Interest expense	(162)	—	(424)	(0.2)	262	61.8%
Interest and other income (expense), net	989	0.3	(640)	(0.3)	1,629	254.5%
Total non-operating income (expense), net	827	0.3	(1,064)	(0.5)	1,891	177.7%
Loss before income taxes	(9,545)	(4.1)	(21,634)	(9.5)	12,089	55.9%
Provision for income taxes	1,206	0.5	757	0.4	449	59.3%
Net loss	$(10,751)	(4.6)%	$(22,391)	(9.9)%	$11,640	52.0%

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

Our adoption of ASC 606, the new revenue recognition guidance, in January 2018 resulted in a $2.6 million increase in products revenue in 2018. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$144,682	62%	$149,903	64%	$(5,221)	(3)%
Services	87,541	38	85,526	36	2,015	2%
Total revenue	$232,223	100%	$235,429	100%	$(3,206)	(1)%
Revenue by geographic region:
United States	$103,791	45%	$115,536	49%	$(11,745)	(10)%
Japan	55,205	24	51,488	22	3,717	7%
Asia Pacific, excluding Japan	36,897	16	33,189	14	3,708	11%
EMEA	27,615	12	27,859	12	(244)	(1)%
Latin America	8,715	3	7,357	3	1,358	18%
Total revenue	$232,223	100%	$235,429	100%	$(3,206)	(1)%

	Years Ended December 31,
	2017		2016		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$149,903	64%	$152,308	67%	$(2,405)	(2)%
Services	85,526	36	74,989	33	10,537	14%
Total revenue	$235,429	100%	$227,297	100%	$8,132	4%
Revenue by geographic region:
United States	$115,536	49%	$115,706	51%	$(170)	—%
Japan	51,488	22	52,951	23	(1,463)	(3)%
Asia Pacific, excluding Japan	33,189	14	29,829	13	3,360	11%
EMEA	27,859	12	23,669	10	4,190	18%
Latin America	7,357	3	5,142	3	2,215	43%
Total revenue	$235,429	100%	$227,297	100%	$8,132	4%

2018 Revenue Compared to 2017 Revenue

Total revenue decreased by $3.2 million, or 1%, in 2018 compared to 2017. This decrease was due to a $5.2 million decrease in products revenue, partially offset by a $2.0 million increase in services revenue. The decrease in products revenue was primarily driven by lower demand from our service provider customers in the United States. Revenue from web giant customers increased 26% and revenue from service provider customers decreased 10% in 2018 compared to 2017. Revenue from enterprise customers remained relatively constant in 2018 compared to 2017.

Products revenue decreased $5.2 million, or 3%, in 2018 compared to 2017 primarily driven by lower demand from our service provider customers in the United States, as well as decreases from EMEA, offset in part by a $2.6 million increase from the adoption of ASC 606 in 2018 and by the increase in products revenue primarily from Japan and Asia Pacific. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information related to our adoption of ASC 606.

Services revenue increased $2.0 million, or 2%, in 2018 compared to 2017. The increases were primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During 2018, $103.8 million, or 45% of total revenue, was generated from the United States, which represents a 10% decrease compared to 2017. The decrease was primarily due to lower products revenue driven by lower demand from our service providers in the United States.

During 2018, $55.2 million, or 24% of total revenue, was generated from Japan, which represents a 7% increase compared to 2017. The increase was mainly due to higher products revenue driven primarily by higher demand from our service providers in Japan.

During 2018, $36.9 million, or 16% of total revenue, was generated from the Asia Pacific region excluding Japan, which represents a 11% increase compared to 2017. The increase was driven primarily by higher products revenue as well as higher services revenue from PCS sales in connection with our increased installed customer base.

During 2018, $27.6 million, or 12% of total revenue, was generated from EMEA, which remained relatively consistent from 2017.

2017 Revenue Compared to 2016 Revenue

Total revenue increased $8.1 million, or 4%, in 2017 compared to 2016, due to a $10.5 million increase in services revenue, partially offset by a $2.4 million decrease in products revenue. Revenue from web giant and service provider customers increased 35% and 2%, respectively, in 2017 compared to 2016. Revenue from enterprise customers decreased 3% in 2017 compared to 2016.

Products revenue decreased $2.4 million, or 2%, in 2017 compared to 2016, which is primarily attributable to decreases from the United States and Japan, partially offset by increases from EMEA and Asia Pacific excluding Japan. Products revenue from service provider and enterprise customers increased 11% and decreased 11%, respectively, in 2017 compared to 2016.

Services revenue increased $10.5 million, or 14%, in 2017 compared to 2016, which is primarily attributable to the increase in PCS sales in connection with our increased installed customer base. During 2017, services revenue recognized from our installed customer base with contracts existing at the beginning of the year grew by 19% compared to the same measure in 2016. Services revenue from service provider and enterprise customers increased 11% and 16%, respectively, in 2017 compared to 2016.

During 2017, $115.5 million, or 49%, of total revenue was generated from the United States, which remained relatively constant compared to 2016. The decrease in products revenue was partially offset by higher services revenue attributable to the increase PCS sales in connection with our increased installed customer base.

During 2017, $51.5 million, or 22%, of total revenue was generated from Japan, which represents a 3% decrease in revenue compared to 2016. The decrease in products revenue was partially offset by higher services revenue attributable to the increase PCS sales in connection with our increased installed customer base.

During 2017, $33.2 million, or 14%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 11% increase in revenue compared to 2016. The increase was due to higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

During 2017, $27.9 million, or 12%, of total revenue was generated from EMEA, which represents a 18% increase in revenue compared to 2016. The increase was due to higher products revenue and higher services revenue from PCS sales in connection with our increased installed customer base.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Cost of revenue:
Products	$34,066	$36,269	$(2,203)	(6)%
Services	17,830	17,049	781	5%
Total cost of revenue	$51,896	$53,318	$(1,422)	(3)%

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Cost of revenue:
Products	$36,269	$37,520	$(1,251)	(3)%
Services	17,049	16,893	156	1%
Total cost of revenue	$53,318	$54,413	$(1,095)	(2)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$110,616	76.5%	$113,634	75.8%	$(3,018)	0.7%
Services	69,711	79.6%	68,477	80.1%	1,234	(0.5)%
Total gross profit	$180,327	77.7%	$182,111	77.4%	$(1,784)	0.3%

	Years Ended December 31,
	2017		2016		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$113,634	75.8%	$114,788	75.4%	$(1,154)	0.4%
Services	68,477	80.1%	58,096	77.5%	10,381	2.6%
Total gross profit	$182,111	77.4%	$172,884	76.1%	$9,227	1.3%

2018 Gross Margin Compared to 2017 Gross Margin

Products gross margin increased 0.7% in 2018 compared to 2017 primarily driven by a favorable impact from our product mix.

Services gross margin decreased 0.5% in 2018 compared to 2017 primarily due to higher costs of inventory used to provide hardware replacements to end customers under PCS contracts and higher personnel related support costs.

2017 Gross Margin Compared to 2016 Gross Margin

Products gross margin increased by 0.4% in 2017 compared to 2016 primarily due to the favorable impact as a result of lower inventory reserve for excess and obsolete products, partially offset by unfavorable geographic revenue mix. We had less sales from geographic regions and products with higher gross margins in 2017 compared to 2016.

Services gross margin increased by 2.6% in 2017 compared to 2016 primarily due to higher services revenue due to increased installed customer base while the personnel costs related to support, professional services and maintenance remained relatively constant.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and litigation settlement expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$103,214	$101,360	$1,854	2%
Research and development	65,157	62,991	2,166	3%
General and administrative	39,635	28,132	11,503	41%
Total operating expenses	$208,006	$192,483	$15,523	8%

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Operating expenses:
Sales and marketing	$101,360	$104,360	$(3,000)	(3)%
Research and development	62,991	60,700	2,291	4%
General and administrative	28,132	26,305	1,827	7%
Litigation settlement expense	—	2,089	(2,089)	(100)%
Total operating expenses	$192,483	$193,454	$(971)	(1)%

Sales and Marketing
Sales and marketing expenses are our largest functional category of operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of customer contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, $8.4 million of our sales commission expenses from prior periods has been deferred and will be recognized over an expected benefit period as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

The increase in sales and marketing expenses in 2018 compared to 2017 was primarily due to a $6.0 million increase in sales commissions driven by higher bookings and higher average commission rate in 2018, offset by a $1.3 million decrease in sales commissions from the adoption of ASC 340-40 in 2018. The increase in sales and marketing expenses was also offset by a $2.4 million decrease in employee compensation and benefits driven primarily by decreased headcount resulted from improved sales productivity and a $0.8 million decrease in contractor costs.

The decrease in sales and marketing expenses in 2017 compared to 2016 was primarily attributable to a $2.2 million decrease in personnel costs as a result of lower sales commissions and a $0.9 million decrease in travel and entertainment.

We expect sales and marketing expenses to decrease in 2019 as a result of the transformation of our sales organization that started in early 2018.

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

The increase in research and development expenses in 2018 compared to 2017 was primarily driven by a $2.3 million increase in employee bonuses and a $0.9 million increase in consultant fees, offset by a $1.1 million decrease in salaries and wages due to a change of geographic mix in headcount.

The increase in research and development expenses in 2017 compared to 2016 was primarily attributable to a $1.0 million increase in personnel costs, a $0.5 million increase in contractor and consultant fees, a $0.4 million increase in expensed equipment and software subscription and a $0.4 million increase in depreciation expense.

We expect research and development expenses for 2019 to be relatively consistent with 2018.

General and Administrative
General and administrative expenses primarily consist of personnel costs, professional services and office expenses. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal (excluding litigation settlement) related expenses. Professional services primarily consist of fees for outside accounting, tax, legal, recruiting and other administrative services.

The increase in general and administrative expenses in 2018 compared to 2017 was primarily driven by the $8.6 million internal investigation related fees we incurred in 2018 as we previously disclosed, a $1.6 million increase in contractor and consultant fees primarily for supporting the accounting function and a $0.8 million increase in employee compensation and benefits.

The increase in general and administrative expenses in 2017 compared to 2016 was primarily attributable to a $0.7 million increase in business and office expenses, a $0.5 million increase in personnel costs and a $0.5 million increase in recruiting fees.

We expect general and administrative expenses for 2019 to decrease in 2018 due to lower accounting and legal costs.

Litigation Settlement Expense
Litigation settlement expense is comprised of legal expenses incurred related to intellectual property-related litigation settlement and certain charges for litigation reserves. Litigation settlement expenses consist of professional fees incurred in defending ourselves against such litigation matters and are expensed as incurred when professional services are provided. The litigation reserve, if any, consists of accruals we make related to estimated losses in such pending legal proceedings. Litigation reserves, if any, are adjusted as we change our estimates or make payments in damages or settlements.

Litigation settlement expense of $2.1 million in 2016 was due to the class action and the derivative action lawsuits which were settled in the second quarter of 2016. We had no such intellectual property-related litigation settlement expense incurred in 2018 and 2017.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At December 31, 2018, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial in 2018, 2017 and 2016.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had a favorable change of $0.3 million, or 29%, in 2018 compared to 2017 primarily driven by a $0.7 million increase in interest income, offset by a $0.3 million increase in foreign exchange loss.

Interest and other income (expense), net, had a favorable change of $1.6 million, or 255%, in 2017 compared to 2016 primarily due to a $1.2 million increase in foreign exchange gain and a $0.4 million increase in interest income.

Provision for Income Taxes

We recorded an income tax provision of $1.1 million, $1.2 million and $0.8 million for the year ended December 31, 2018, 2017 and 2016, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the reduction in the U.S. corporate income tax rate, we revalued our U.S. net deferred tax asset at December 31, 2017. The revaluation is based on the rates at which the U.S. net deferred tax assets are expected to reverse in the future. There was no impact to the balance sheet and income statement due to the full valuation allowance placed on the deferred tax assets for the U.S. See Note 9 to the consolidated financial statements in Part II, Item 8 for further details.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $40.6 million, including $8.6 million held outside the United States in our foreign subsidiaries, and $87.8 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2018, we had working capital of $117.6 million, accumulated deficit of $272.2 million and total stockholders’ equity of $103.9 million.

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

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. No shares were repurchased under this program through its expiration in October 2018.

In addition, as described in Note 6 in the Notes to the Consolidated Financial Statements in this report, we are currently, or from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. The 2016 Credit Facility also restricts our ability to pay cash dividends or make other distributions on our capital stock. As of December 31, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash (used in) provided by:
Operating activities	$(2,694)	$14,314	$18,778
Investing activities	(6,876)	(5,142)	(96,355)
Financing activities	3,624	8,420	8,435
Net (decrease) increase in cash and cash equivalents	$(5,946)	$17,592	$(69,142)

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

During the year ended December 31, 2018, cash used in operating activities was $2.7 million, consisting of net loss of $27.6 million which includes payments for our internal investigation costs of $8.6 million, non-cash charges of $25.0 million and an unfavorable net change in operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of stock-based compensation expense of $17.0 million and depreciation and amortization expenses of $7.9 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $7.3 million and accrued and other liabilities of $3.1 million, offset primarily by an outflow from the changes in accounts receivable of $6.1 million, prepaid expenses and other assets of $2.4 million and inventory of $1.5 million.

The favorable change in deferred revenue was primarily driven by the increase in the sale of subscription and support. The favorable change in accrued and other liabilities was primarily due to higher accrued bonuses and commissions, increased value added tax accrual due to timing of payments, and an increase in legal fees accrual. The unfavorable change in accounts receivable was attributed to timing of billing and cash collections. The unfavorable change in prepaid and other assets was mainly driven by the increase in deferred sales commissions due to higher deferred revenue and higher average commission rate. The unfavorable change in inventory was due to the timing of shipments.

During the year ended December 31, 2017, cash provided by operating activities was $14.3 million, consisting of a net loss of $10.8 million, a cash decrease resulting from the net change in operating assets and liabilities of $1.4 million and non-cash charges of $26.4 million. Our non-cash charges consisted primarily of stock-based compensation of $17.2 million, depreciation and amortization of $8.5 million and provision for doubtful accounts and sales returns allowance of $1.1 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $12.4 million and deferred revenue of $3.0 million, and an outflow from the change in accrued liabilities of $8.9 million, inventory of $4.7 million, prepaid expenses and other assets of $2.4 million and accounts payable of $0.9 million.

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

During the year ended December 31, 2016, cash provided by operating activities was $18.8 million, consisting of a net loss of $22.4 million, a cash increase resulting from the net change in operating assets and liabilities of $13.5 million and non-cash charges of $27.6 million. Our non-cash charges consisted primarily of stock-based compensation of $16.9 million, depreciation and amortization of $8.3 million and provision for doubtful accounts and sales returns allowance of $1.6 million. The net change in our operating assets and liabilities primarily reflect an inflow from the changes in deferred revenue of $19.6 million, accrued liabilities of $3.1 million and inventory of $0.5 million, and an outflow from the change in accounts receivable of $8.7 million.

Cash Flows from Investing Activities

During the year ended December 31, 2018, cash used in investing activities was $6.9 million, consisting of purchases of property and equipment of $2.8 million, marketable securities of $86.8 million and investment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $83.7 million.

During the year ended December 31, 2017, cash used in investing activities was $5.1 million, consisting of purchases of property and equipment of $5.7 million and marketable securities of $87.4 million, partially offset by proceeds from sales and maturities of marketable securities of $88.0 million.

During the year ended December 31, 2016, cash used in investing activities was $96.4 million, primarily consisting of purchases of property and equipment of $4.9 million, payment for the acquisition of substantially all of the assets of Appcito Inc. of $4.4 million, purchase of an intangible asset of $1.5 million, purchases of marketable securities of $126.2 million, offset by proceeds from sales and maturities of marketable securities of $40.6 million.

Cash Flows from Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $3.6 million consisting primarily of proceeds from common stock issuances under our equity incentive plans.

 During the year ended December 31, 2017, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of $12.2 million, partially offset by repurchase and retirement of common stock of $3.1 million and payment of contingent consideration of $0.7 million.

During the year ended December 31, 2016, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock of issuances under our equity incentive plans of $10.3 million, partially offset by the stock repurchase and retirement of common stock of $1.8 million.

Contractual Obligations

Our contractual obligations consist of operating leases, purchase commitments, and other contractual obligation.

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases and other contractual obligation	$7,335	$3,907	$3,428	$—	$—
Purchase commitments (1)	19,296	19,296	—	—	—
Total	$26,631	$23,203	$3,428	$—	$—

(1)	Amount represents our purchase commitments for inventory. See Note 6 to the consolidated financial statements for additional information.

The contractual obligations table above excludes $4.2 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Inventory

Inventory consists primarily of finished goods and related component parts and is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or estimated net realizable value. We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

Refer to Note 1 in Item 8 of this Form 10-K for information related to recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in North America, EMEA and, to a lesser extent, Japan and the Asia Pacific region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $0.7 million, $0.4 million and $1.6 million foreign exchange loss during the years ended December 31, 2018, 2017 and 2016, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of December 31, 2018, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At December 31, 2018, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $87.8 million and $87.9 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2018 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2018	50 BPS	100 BPS	150 BPS
Marketable securities	$88,534	$88,274	$88,014	$87,754	$87,494	$87,234	$86,974

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of A10 Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 15, 2019

We have served as the Company’s auditor since 2011.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,621	$46,567
Marketable securities	87,754	84,567
Accounts receivable, net of allowances of $319 and $983, respectively	53,972	48,266
Inventory	17,930	17,577
Prepaid expenses and other current assets	14,662	6,825
Total current assets	214,939	203,802
Property and equipment, net	7,262	9,913
Goodwill	1,307	1,307
Intangible assets	3,748	5,190
Other non-current assets	8,620	4,646
Total assets	$235,876	$224,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,202	$9,033
Accrued liabilities	25,291	21,835
Deferred revenue, current	63,874	61,858
Total current liabilities	97,367	92,726
Deferred revenue, non-current	34,092	32,779
Other non-current liabilities	534	967
Total liabilities	131,993	126,472
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 74,301 and 71,692 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	376,272	355,533
Accumulated other comprehensive loss	(144)	(123)
Accumulated deficit	(272,246)	(257,025)
Total stockholders' equity	103,883	98,386
Total liabilities and stockholders' equity	$235,876	$224,858

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Products	$144,682	$149,903	$152,308
Services	87,541	85,526	74,989
Total revenue	232,223	235,429	227,297
Cost of revenue:
Products	34,066	36,269	37,520
Services	17,830	17,049	16,893
Total cost of revenue	51,896	53,318	54,413
Gross profit	180,327	182,111	172,884
Operating expenses:
Sales and marketing	103,214	101,360	104,360
Research and development	65,157	62,991	60,700
General and administrative	39,635	28,132	26,305
Litigation settlement expense	—	—	2,089
Total operating expenses	208,006	192,483	193,454
Loss from operations	(27,679)	(10,372)	(20,570)
Non-operating income (expense):
Interest expense	(129)	(162)	(424)
Interest and other income (expense), net	1,273	989	(640)
Total non-operating income (expense), net	1,144	827	(1,064)
Loss before income taxes	(26,535)	(9,545)	(21,634)
Provision for income taxes	1,082	1,206	757
Net loss	$(27,617)	$(10,751)	$(22,391)
Net loss per share:
Basic and diluted	$(0.38)	$(0.15)	$(0.34)
Weighted-average shares used in computing net loss per share:
Basic and diluted	72,882	70,053	65,701

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(27,617)	$(10,751)	$(22,391)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(21)	(78)	(45)
Comprehensive loss	$(27,638)	$(10,829)	$(22,436)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	64,172	$1	$301,886	$(223,682)	$—	$78,205
Stock-based compensation expense	—	—	16,922	—	—	16,922
Common stock issued under employee equity incentive plans	3,664	—	10,336	—	—	10,336
Common stock issued under asset purchase agreement	227	—	1,313	—	—	1,313
Vesting of early exercise stock options	37	—	211	—	—	211
Repurchase and retirement of common stock	(227)	—	(1,799)	—	—	(1,799)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(45)	(45)
Net loss	—	—	—	(22,391)	—	(22,391)
Balance at December 31, 2016	67,873	1	328,869	(246,073)	(45)	82,752
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	201	(201)	—	—
Stock-based compensation expense	—	—	17,203	—	—	17,203
Common stock issued under employee equity incentive plans	4,256	—	12,244	—	—	12,244
Vesting of early exercise stock options	14	—	87	—	—	87
Repurchase and retirement of common stock	(451)	—	(3,071)	—	—	(3,071)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(78)	(78)
Net loss	—	—	—	(10,751)	—	(10,751)
Balance at December 31, 2017	71,692	1	355,533	(257,025)	(123)	98,386
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	12,396	—	12,396
Stock-based compensation expense	—	—	17,038	—	—	17,038
Common stock issued under employee equity incentive plans	2,609	—	3,701	—	—	3,701
Unrealized loss on marketable securities, net of tax	—	—	—	—	(21)	(21)
Net loss	—	—	—	(27,617)	—	(27,617)
Balance at December 31, 2018	74,301	$1	$376,272	$(272,246)	$(144)	$103,883

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(27,617)	$(10,751)	$(22,391)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,880	8,511	8,267
Stock-based compensation	17,038	17,203	16,922
Provision for doubtful accounts and sales returns	212	1,147	1,579
Other non-cash items	(68)	(422)	875
Changes in operating assets and liabilities:
Accounts receivable	(6,119)	12,362	(8,724)
Inventory	(1,529)	(4,669)	479
Prepaid expenses and other assets	(2,434)	(2,399)	(180)
Accounts payable	(603)	(942)	(334)
Accrued and other liabilities	3,116	(8,868)	3,140
Deferred revenue	7,331	3,018	19,609
Other	99	124	(464)
Net cash (used in) provided by operating activities	(2,694)	14,314	18,778
Cash flows from investing activities:
Proceeds from sales of marketable securities	32,720	27,901	9,878
Proceeds from maturities of marketable securities	51,024	60,138	30,750
Purchases of marketable securities	(86,823)	(87,447)	(126,231)
Purchase of investment	(1,000)	—	—
Purchases of property and equipment	(2,797)	(5,734)	(4,872)
Purchase of intangible asset	—	—	(1,500)
Payment for acquisition	—	—	(4,380)
Net cash used in investing activities	(6,876)	(5,142)	(96,355)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,701	12,244	10,336
Repurchases and retirement of common stock	—	(3,071)	(1,799)
Payment of contingent consideration	—	(650)	—
Other	(77)	(103)	(102)
Net cash provided by financing activities	3,624	8,420	8,435
Net (decrease) increase in cash and cash equivalents	(5,946)	17,592	(69,142)
Cash and cash equivalents - beginning of period	46,567	28,975	98,117
Cash and cash equivalents - end of period	$40,621	$46,567	$28,975
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$517	$1,108	$581
Cash paid for interest	$100	$111	$194
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$1,176	$2,946	$2,360
Purchases of property and equipment included in accounts payable	$58	$286	$162
Common stock issued under asset purchase agreement	$—	$—	$1,313
Vesting of early exercised stock options	$—	$87	$211
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

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”), and two intelligent management and automation tools; Harmony Controller and aGalaxy TPS. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software.

Basis of Presentation

The accompanying consolidated financial statements include those of A10 Networks, Inc. and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated statements of cash flows. We have combined the line item “Accrued litigation expenses” into “Other” within net cash (used in) provided by operating activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and short-term, highly liquid investments purchased with an original maturity of 90 days or less. Our cash equivalents consist of money market funds.

Marketable securities
We classify our investments in debt securities as available-for-sale and record these investments at fair value. We may sell these investments at any time before their maturities. Accordingly, we classified our securities, including those with maturities exceeding twelve months, as current assets and included in marketable securities on the consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive loss, net of taxes, in stockholders’ equity. Realized gains and losses are determined based on the specific identification method. Realized gains and losses and other-than-

temporary impairment charges, if any, on marketable securities are reported in interest and other income (expense), net as incurred in the consolidated statements of operations.

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

Fair Value Measurement
Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable and accounts payable. Our cash equivalents are measured and recorded at fair value on a recurring basis. Marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and are measured at fair value on a recurring basis. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Financial instruments recorded at fair value are measured and classified using the three-level valuation hierarchy as described below:

Level 1 — observable inputs for identical assets or liabilities, such as quoted prices in active markets.

Level 2 — inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 — unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions when pricing the financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoice amounts, net of allowances for doubtful accounts. We evaluate the collectibility of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (for examples, bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record reserves for bad debts based on the length of time the receivables are past due and our historical experience of collections and write-offs.

Inventory
Inventory is stated at the lower of cost or net realizable value. Inventory cost is determined using first-in, first-out method. We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the consolidated statements of operations.

Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, ranges from 1 to 3 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements ranges from 2 to 8 years.

Goodwill
Goodwill represents the excess of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed for possible impairment annually in the fourth quarter or more frequently if impairment indicators arise. We have identified a single reporting unit for the purpose of our goodwill impairment tests, and the fair value of our reporting unit has been determined by our enterprise value. We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed. We compare the fair value of our reporting unit with its carrying amount and if the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized. We did not identify impairment of goodwill for any periods presented.

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. We did not have impairment of intangible assets during the years ended December 31, 2018, 2017 and 2016.

Impairment of Long-Lived Assets
We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of our long-lived assets may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

Revenue Recognition
We recognize revenue when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. See Note 2 for further discussion on revenue.

Research and Development Costs
Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology costs. We expense research and development costs as incurred.

Stock-Based Compensation
Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, reduced for actual forfeitures. The fair values of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) are estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market-performance based restricted stock units (“MSUs”) is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2018, 2017 and 2016.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.7 million, $0.6 million, and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2018	2017	2016
Customer A (a distribution channel partner)	14%	*	*
Customer B (a distribution channel partner)	10%	*	14%

* represents less than 10% of total revenue

As of December 31, 2018, two customers accounted for 16% and 12% of our total gross accounts receivable. As of December 31, 2017, no customer accounted for 10% or more of our total gross accounts receivable.

Recently Adopted Accounting Guidance

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The amendments will be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 on January 1, 2018 did not impact our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which resulted in the recognition of a deferred commission asset on our consolidated balance sheet. We adopted ASU 2014-09 and its related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. See Note 2 for disclosure on the impact of adopting this standard.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, to supersede existing guidance on accounting for leases in Topic 840, Leases. Topic 842 generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

We will adopt the new standard effective January 1, 2019 on a modified retrospective basis, under which we will recognize the cumulative effects of initially applying the standard as an adjustment to the opening balance of accumulated deficit on the adoption date and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carry-forward our historical lease classification and our assessment on whether a contract is or contains a lease. We will also elect to apply the hindsight practical expedient which allows us to use hindsight in determining the lease term. Additionally, we will elect to not apply the new standard’s recognition requirements to leases with an initial term of 12 months or less and instead to recognize lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

On the adoption date, we estimate we will recognize on our consolidated balance sheet approximately $5.9 million of right-of-use assets, $6.6 million of lease liabilities, and derecognize existing deferred rent of approximately $0.7 million. These are preliminary estimates that are subject to change as we finalize our adoption.

Other than described above, we do not expect the new standard to have any other material impacts on our consolidated financial statements.

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

Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, commissions expense and deferred commissions as discussed below. We recorded a reduction to opening accumulated deficit of $12.4 million as of January 1, 2018 due to the cumulative impact of adopting the new standard as follows:

•
A decrease in total deferred revenue of $4.0 million primarily due to the removal of the limitation on contingent revenue that would have accelerated revenue recognition for certain of our historical revenue contracts; and

•
Recognition of a deferred commissions asset of $8.4 million on our consolidated balance sheet due to the requirement under the new standard to recognize incremental customer acquisition costs in our consolidated statement of operations as the related performance obligations are met as compared to the previous recognition to expense as incurred.

Impact on the Consolidated Financial Statements

The following tables summarize the impact of the new standard on our consolidated balance sheet and consolidated statement of operations for the period presented:

Selected Consolidated Balance Sheet Line Items

	December 31, 2018
(in thousands)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Assets
Prepaid expenses and other current assets	$14,662	$(6,557)	$8,105
Other non-current assets	8,620	(3,184)	5,436
Liabilities
Deferred revenue, current	63,874	3,390	67,264
Deferred revenue, non-current	34,092	3,204	37,296
Stockholders' Equity
Accumulated deficit	(272,246)	(16,335)	(288,581)

Selected Consolidated Statement of Operations Line Items

	Year Ended December 31, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$144,682	$(2,594)	$142,088
Revenue - services	87,541	—	87,541
Total revenue	232,223	(2,594)	229,629
Gross profit	180,327	(2,594)	177,733
Sales and marketing	103,214	1,345	104,559
Total operating expenses	208,006	1,345	209,351
Loss from operations	(27,679)	(3,939)	(31,618)
Net loss	(27,617)	(3,939)	(31,556)
Basic and diluted net loss per share	(0.38)		(0.43)

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

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of	As of Adoption
Balance Sheet Line Reference	December 31, 2018	January 1, 2018
Accounts receivables, net	$53,972	$48,266
Deferred revenue, current	63,874	59,360
Deferred revenue, non-current	34,092	31,276

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the consolidated balance sheets. The contract assets amount is immaterial as of December 31, 2018 and as of the adoption date.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the year ended December 31, 2018, we recognized revenue of $60.2 million related to deferred revenues at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred revenue:
Products	$5,216	$6,161
Services	92,750	88,476
Total deferred revenue	97,966	94,637
Less: current portion	(63,874)	(61,858)
Non-current portion	$34,092	$32,779

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
As of December 31, 2018, current and non-current portions of deferred contract acquisition costs were $6.6 million and $3.2 million, respectively, and the related amortization amount was $4.9 million for 2018.

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

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

December 31, 2018
Within 1 year	$63,874
Next 2 to 3 years	27,678
Thereafter	6,414
Total	$97,966

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,000	$7	$(3)	$11,004	$17,000	$6	$(1)	$17,005
Corporate securities	46,442	11	(116)	46,337	39,154	1	(76)	39,079
U.S. Treasury and agency securities	1,748	—	(12)	1,736	5,744	—	(19)	5,725
Commercial paper	12,327	1	(5)	12,323	9,225	1	(2)	9,224
Asset-backed securities	16,381	5	(32)	16,354	13,567	—	(33)	13,534
Total	$87,898	$24	$(168)	$87,754	$84,690	$8	$(131)	$84,567

During the years ended December 31, 2018 and 2017, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2018 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$61,153	$61,042
Mature in 1 - 3 years	26,745	26,712
Total	$87,898	$87,754

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,997	$(3)	$—	$—	$2,997	$(3)
Corporate securities	29,435	(68)	7,601	(48)	37,036	(116)
U.S. Treasury and agency securities	992	(7)	744	(5)	1,736	(12)
Commercial paper	9,888	(5)	—	—	9,888	(5)
Asset-backed securities	8,499	(15)	4,758	(17)	13,257	(32)
Total	$51,811	$(98)	$13,103	$(70)	$64,914	$(168)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,999	$(1)	$—	$—	$2,999	$(1)
Corporate securities	36,079	(74)	1,499	(2)	37,578	(76)
U.S. Treasury and agency securities	2,246	(2)	3,479	(17)	5,725	(19)
Commercial paper	4,232	(2)	—	—	4,232	(2)
Asset-backed securities	11,415	(32)	728	(1)	12,143	(33)
Total	$56,971	$(111)	$5,706	$(20)	$62,677	$(131)

Based on evaluation of securities that have been in a continuous loss position, we determined the gross unrealized losses on our marketable securities as of December 31, 2018 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities we hold. As we have the ability to hold these investments until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$39,113	$—	$—	$39,113	$34,453	$—	$—	$34,453
Cash equivalents	1,508	—	—	1,508	12,114	—	—	12,114
Certificates of deposit	—	11,004	—	11,004	—	17,005	—	17,005
Corporate securities	—	46,337	—	46,337	—	39,079	—	39,079
U.S. Treasury and agency securities	—	1,736	—	1,736	—	5,725	—	5,725
Commercial paper	—	12,323	—	12,323	—	9,224	—	9,224
Asset-backed securities	—	16,354	—	16,354	—	13,534	—	13,534
Total	$40,621	$87,754	$—	$128,375	$46,567	$84,567	$—	$131,134

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2018 and 2017.

4. Other Balance Sheet Accounts Details

Allowance for Doubtful Accounts

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	December 31, 2018	December 31, 2017
Allowance for doubtful accounts, beginning balance	$983	$1,920
Increase (decrease) of provision	(26)	364
Write-offs	(638)	(1,301)
Allowance for doubtful accounts, ending balance	$319	$983

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Raw materials	$7,979	$6,643
Finished goods	9,951	10,934
Total inventory	$17,930	$17,577

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid expenses	$6,679	$5,768
Deferred contract acquisition costs	6,564	—
Other	1,419	1,057
Prepaid expenses and other current assets	$14,662	$6,825

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	December 31, 2018	December 31, 2017
	(in years)
Equipment	1-3	$49,804	$47,817
Software	1-3	4,088	3,988
Furniture and fixtures	1-3	967	950
Leasehold improvements	2-8	3,832	3,824
Construction in progress		160	—
Property and equipment, gross		58,851	56,579
Less: accumulated depreciation		(51,589)	(46,666)
Property and equipment, net		$7,262	$9,913

Depreciation expense on property and equipment was $6.4 million, $7.1 million and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(2,525)	$2,525	$5,050	$(1,515)	$3,535
Patents	2,936	(1,713)	1,223	2,936	(1,281)	1,655
Total	$7,986	$(4,238)	$3,748	$7,986	$(2,796)	$5,190

Amortization expense related to purchased intangible assets was $1.4 million, $1.4 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016. Purchased intangible assets will be amortized over a remaining weighted average useful life of 2.6 years.

Future amortization expense for purchased intangible assets as of December 31, 2018 is as follows (in thousands):

Fiscal Year
2019	$1,443
2020	1,442
2021	863
Total	$3,748

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued compensation and benefits	$15,283	$13,828
Accrued tax liabilities	4,455	2,985
Other	5,553	5,022
Total accrued liabilities	$25,291	$21,835

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. The 2016 Credit Facility also restricts our ability to pay cash dividends or make other distributions on our capital stock. As of December 31, 2018, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint which asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint named the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The Company and individual defendants filed motions to dismiss the amended complaint. On February 21, 2019, the court granted the motions to dismiss with leave to amend within 21 days. The lead plaintiff did not file an amended complaint by the Court-ordered deadline.

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

On October 24, 2018, the Company was sued in the Federal District Court for the Northern District of California by FireNet Technologies, LLC, which we believe is a non-practicing patent holding company. The complaint alleged infringement of certain patents purportedly owned by the plaintiff. In January 2019, we entered into a settlement agreement whereby we obtained a fully-paid up license and the case was dismissed with prejudice on February 4, 2019.

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

Lease and Other Commitments

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

The following table summarizes our non-cancelable operating leases and unconditional purchase obligations as of December 31, 2018 (in thousands):

Years Ending December 31,	Operating Leases and Other Contractual Obligation (1)	Purchase Commitments	Total
2019	$3,907	$19,296	$23,203
2020	1,921	—	1,921
2021	1,194	—	1,194
2022	313	—	313
2023	—	—	—
Total	$7,335	$19,296	$26,631

(1)
Other contractual obligation represents the technology licensing arrangement we entered into in 2008 over the life of the associated patents. The last annual payment of $140 thousand is due in January 2019.

Rent expense was $4.5 million, $4.1 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. As of December 31, 2018, we had a total of 8,841,016 shares available for future grant.

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, on January 1, 2019, the number of shares in the 2014 Plan increased by 3,715,060 shares, representing 5% of the prior year end’s common stock outstanding.

To date, we have granted stock options, RSUs and PSUs under the 2014 Plan. Stock options expire no more than 10 years from the grant date and generally vest over four years. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant, and the incentive stock option will expire no later than five years from the date of grant. For incentive stock options granted to any other employees and nonstatutory stock options granted to employees, consultants, or members of our board of directors, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. RSUs and PSUs generally vest from one to four years.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the year ended December 31, 2017. In October 2018, the Board approved amending the 2014 Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchased Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. The Amended 2014 Purchase Plan permits eligible employees to purchase shares of our common stock through payroll deductions with up to 10% of their pre-tax eligible earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of our common stock on the first day of a six-month offering period or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period. As of December 31, 2018, we had 3,065,182 shares available for future issuance under the Amended 2014 Purchase Plan.

During 2018, there was no stock purchased by employees under the Amended 2014 Purchase Plan or the 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation by type of award:
Stock options	$1,353	$2,705	$4,153
Stock awards	10,445	11,421	12,567
Employee stock purchase rights (1)	5,240	3,077	202
Total	$17,038	$17,203	$16,922

Stock-based compensation by category of expense:
Cost of revenue	$1,602	$1,362	$1,105
Sales and marketing	5,667	6,075	7,006
Research and development	6,631	6,343	5,732
General and administrative	3,138	3,423	3,079
Total	$17,038	$17,203	$16,922

(1)
Amount for the year ended December 31, 2018 includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP under the 2014 Purchase Plan was accelerated and recognized within the consolidated statement of operations.

As of December 31, 2018, we had $33.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.5 years.

Fair Value Determination:

The fair values of stock options and employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options			Employee Stock Purchase Rights
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Expected term (in years)	4.8	4.7	4.9	0.5	1.3	1.3
Risk-free interest rate	3.1%	2.0%	1.4%	2.6%	1.4%	0.8%
Expected volatility	37%	43%	49%	28%	39%	42%
Dividend rate	—%	—%	—%	—%	—%	—%

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

•
Expected Volatility. For stock options, due to the limited trading history of our own common stock, we determined the share price volatility factor based on a combination of the historical volatility of our own common stock and the historical volatility of our peer group for the stock options. For employee stock purchase rights, we used the historical volatility of our own common stock.

•	Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2017	6,018	$5.18
Granted	317	$5.93
Exercised	(1,029)	$3.60
Canceled	(632)	$8.05
Outstanding as of December 31, 2018	4,674	$5.19	5.0	$7,395
Vested and exercisable as of December 31, 2018	4,062	$5.01	4.4	$7,188

(1)	The aggregate intrinsic value represents the excess of the closing price of our common stock of $6.24 as of December 31, 2018 over the exercise price of the outstanding in-the-money options.

Following is additional information pertaining to our stock option activities (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value of options granted (per share)	$2.19	$3.14	$2.38
Intrinsic value of options exercised (1)	$2,629	$8,013	$5,990

(1)	Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. As of December 31, 2018, none of these MSUs were vested and all MSUs granted in 2014 expired.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of December 31, 2018, 178,402 shares had vested, 181,598 shares had been forfeited, and the remaining shares will vest (as to 80%) in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of December 31, 2018, 30,320 shares were vested and 30,321 shares were forfeited.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% upon the achievement of the performance targets by December 31, 2020, and are subject to service condition vesting requirements. The remaining 25% of these PSUs will become eligible to vest on the first anniversary of the initial vesting date. None of these PSUs were vested as of December 31, 2018.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2017	5,568	$6.88
Granted	3,568	$5.95
Released	(1,580)	$7.04
Canceled	(1,582)	$6.03
Nonvested as of December 31, 2018	5,974	$6.51	1.6

Following is additional information pertaining to our RSU activities (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value of stock awards granted (per share)	$5.95	$8.55	$6.50
Total fair value of stock awards released (vested) during the period	$9,714	$13,961	$9,687

Stock Repurchase Program

On October 23, 2017, our board of directors authorized a share repurchase program for up to $20.0 million of our common stock over 12 months. No shares were repurchased under this program through its expiration in October 2018.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the years ended December 31, 2018, 2017 and 2016, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options, RSUs and employee stock purchase rights	9,621	12,184	13,631
Common stock subject to repurchase	—	—	14
Total	9,621	12,184	13,645

9. Income Taxes

The geographical breakdown of loss before income taxes is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic loss	$(29,658)	$(13,752)	$(24,429)
Foreign income	3,123	4,207	2,795
Loss before income taxes	$(26,535)	$(9,545)	$(21,634)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current provision for income taxes:
State	$44	$48	$41
Foreign	953	1,023	1,009
Total current	997	1,071	1,050
Deferred tax expense (benefit):
Federal	(13)	26	17
Foreign	98	109	(310)
Total deferred	85	135	(293)
Provision for income taxes	$1,082	$1,206	$757

The reconciliation of the statutory federal income tax and the provision for income tax is as follows (in thousands, except percentages). The amounts disclosed as “Federal tax credits - net of uncertain tax positions” and “Non-deductible meals and entertainment expenses” for 2017 and 2016 were included in “Changes in federal valuation allowance” and “Other permanent items,” respectively, as previously reported. Such line items have been separately presented to correct errors in the above disclosures and to conform to the current year presentation. We assessed the significance of the misclassifications and concluded that they were not material to any prior periods. These corrections had no effect on our Consolidated Statements of Operations.

	Years Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$(5,572)	21.0%	$(3,245)	34.0%	$(7,356)	34.0%
State tax - net of federal benefits	39	(0.1)	32	(0.3)	27	(0.1)
Foreign rate differential	258	(1.0)	(655)	6.9	(666)	3.1
Changes in federal valuation allowance	6,430	(24.2)	(21,038)	220.4	9,501	(44.0)
Change in federal tax rate due to Tax Cuts and Jobs Act	—	—	28,185	(295.3)	—	—
Stock-based compensation	1,950	(7.3)	(1,169)	12.2	88	(0.4)
Non-deductible meals and entertainment expenses	342	(1.3)	243	(2.5)	266	(1.2)
Other permanent items	351	(1.3)	104	(1.1)	317	(1.5)
Federal tax credits - net of uncertain tax position	(2,634)	9.9	(1,634)	17.1	(1,875)	8.7
Expenses for uncertain tax positions	137	(0.5)	311	(3.3)	358	(1.7)
Other	(219)	0.7	72	(0.7)	97	(0.4)
Provision for income taxes	$1,082	(4.1)%	$1,206	(12.6)%	$757	(3.5)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$43,869	$37,326
Research and development credits, net of uncertain tax positions	22,051	17,119
Accruals, reserves, and other	11,264	13,992
Stock-based compensation	2,628	2,994
Depreciation and amortization	1,952	1,954
Gross deferred tax assets	81,764	73,385
Valuation allowance	(78,681)	(72,458)
Total deferred tax assets	3,083	927
Deferred tax liabilities:
Deferred contract acquisition costs	(2,256)	—
Other	(13)	(28)
Total deferred tax liabilities	(2,269)	(28)
Net deferred tax assets	$814	$899

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $78.7 million and $72.5 million against the U.S. net deferred tax assets as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the valuation allowance increased by $6.2 million and decreased by $15.6 million, respectively.

As of December 31, 2018 and 2017, we had U.S. federal net operating loss carryforwards of $185.0 million and $152.3 million, respectively, and state net operating loss carryforwards of $75.3 million and $73.6 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2025, if not utilized. The state net operating losses expire in various years ending between 2019 and 2038, if not utilized.

Additionally, as of December 31, 2018 and 2017, we had U.S. federal research and development credit carryforwards of $13.3 million and $10.3 million, and state research and development credit carryforwards of $14.2 million and $10.9 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code Section 382 and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries’ earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Act. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2018 and 2017, the undistributed earnings approximated $10.8 million and $8.4 million, respectively. Our undistributed earnings through December 31, 2017 have been taxed under the one-time transition tax under the Tax Act.

Uncertain Tax Positions

As of December 31, 2018, 2017 and 2016, we had gross unrecognized tax benefits of $4.2 million, $3.8 million and $3.4 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and is immaterial for the year ended December 31, 2018. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits—beginning balance	$3,782	$3,360	$2,552
Increases (decrease) related to tax positions from prior years	(266)	(151)	66
Increases related to tax positions taken during current year	675	573	742
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$4,191	$3,782	$3,360

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2018, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.1 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. We are not currently under examination by any taxing authorities.

The Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (3) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) creating the base erosion anti-abuse tax, a new minimum tax; (6) creating a new limitation on deductible interest expense; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting relating to the Tax Act under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for Tax Act-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We have completed our analysis of the Tax Act’s income tax effects. In accordance with SAB 118, the Tax Act-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. We have elected to account for Global Intangible Low-Taxed Income under the Tax Act as period costs when incurred. There was no material impact to our consolidated financial statements when our analysis was completed in the fourth quarter of 2018.

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$103,791	$115,536	$115,706
Japan	55,205	51,488	52,951
Asia Pacific, excluding Japan	36,897	33,189	29,829
EMEA	27,615	27,859	23,669
Latin America	8,715	7,357	5,142
Total	$232,223	$235,429	$227,297

The following table is a summary of our long-lived assets which include property and equipment, net based on the physical location of the assets (in thousands):

	December 31, 2018	December 31, 2017
United States	$5,525	$7,733
Japan	1,108	1,510
Other	629	670
Total	$7,262	$9,913

11. Employee Benefit Plan

We adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code which is offered to all of our United States employees. Participants in the plan may elect to contribute up to $18,500 of their annual compensation to the plan for the 2018 calendar year. Individuals who are 50 or older may contribute an additional $6,000 of their annual income. In 2018, we matched 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant. We contributed $1.0 million, $1.0 million and $0.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.

12. Appcito Acquisition
On June 23, 2016, we entered into an asset purchase agreement with Appcito, Inc. (“Appcito”), a privately held company engaged in providing a unified set of services for applications deployed on cloud infrastructure with facilities located in Santa Clara, California and Bangalore, India. Under the terms of the purchase agreement, we acquired substantially all of the assets of Appcito. This acquisition enhances our position as a comprehensive secure application services leader.

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

The total purchase consideration was allocated to Appcito’s net tangible and intangible assets based on their estimated fair values at the acquisition date as follows (in thousands):

Developed technology	$5,050
Goodwill	1,235
Other tangible assets	58
Total assets acquired	$6,343

13. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2018 and 2017 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$49,183	$60,713	$60,502	$61,825
Gross profit	$37,299	$47,526	$47,488	$48,014
Net loss	$(19,670)	$(4,532)	$(1,807)	$(1,608)
Net loss per share - basic	$(0.27)	$(0.06)	$(0.02)	$(0.02)
Net loss per share - diluted	$(0.27)	$(0.06)	$(0.02)	$(0.02)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$63,934	$53,973	$62,005	$55,517
Gross profit	$49,191	$41,173	$48,138	$43,609
Net income (loss)	$(1,337)	$(7,955)	$(2,245)	$786
Net income (loss) per share - basic	$(0.02)	$(0.11)	$(0.03)	$0.01
Net income (loss) per share - diluted	$(0.02)	$(0.11)	$(0.03)	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of December 31, 2018, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2018.

Material Weaknesses Identified
The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017. The material weaknesses relate to our control environment and monitoring activities and revenue recognition. The material weaknesses led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015. As described below, management has developed and implemented remediation actions to address the material weaknesses and further actions are ongoing as of December 31, 2018. Management has reported to the Audit Committee the status of these remediation actions. Further, the Company has not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weaknesses continue to be present as of December 31, 2018. These control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted Topic 606, the new revenue recognition standard. We implemented changes to our revenue recognition policies, process and control activities to support the adoption of Topic 606. Except in relation to our adoption of Topic 606, and continued remediation actions in relation to the material weaknesses described below, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions Relating to Material Weaknesses in Internal Control over Financial Reporting
Management has implemented or is in the process of implementing various initiatives intended to address the identified material weaknesses and strengthen our overall internal control environment. Management has reported to the Audit Committee regarding its development and implementation of these remediation actions. In this regard, some of our key remedial initiatives include:

•
Executive Management Communications to Reinforce Compliance - Our Chief Executive Officer and Chief Financial Officer, at the direction of our Board of Directors, have in communications to personnel continued to reinforce the importance of adherence to our policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns.

•
Changes to Our Executive Management and Sales Personnel - We have hired new personnel, who have enabled improved lines of communication across business functions, to address areas of identified gaps in expertise.

•
Training Practices - We initiated development of a comprehensive training program relating to revenue recognition and contract review and have begun to deploy elements of the training to our sales personnel.

•
Credit Policies and Procedures - We evaluated our practices regarding extension of credit to customers and evaluation of customer creditworthiness. The improved practices have been implemented and we are in the process of testing the effectiveness of those practices.

•	Revenue Recognition Policies and Procedures - We have evaluated our revenue recognition policies and procedures and are implementing improvements.

•
Implementation and Enhancement of Entity Level Controls - We are implementing additional controls in our quarterly/annual financial reporting process, including enhanced sub-certifications by all sales personnel, as well as other key personnel in our finance, human resources, and legal functions. The enhanced sub-certifications include specific documentation related to the identification of non-standard revenue arrangements. We have also enhanced our insider trading policy and related communications to employees.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated by reference in this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	We have filed the following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Consolidated Financial Statement Schedules
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits.
The following exhibits are filed with or incorporated by reference in this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	November 9. 2018
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
3.3	Amendment to Bylaws of the Registrant	8-K	001-36343	3.2	November 9. 2018
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	January 8, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan					X
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.20	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	First Amendment to Loan and Security Agreement, dated as of September 5, 2018, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.2	September 24, 2018
10.30	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.1	November 3, 2016
10.31*	Transition Letter, dated March 29, 2017, by and between the Registrant and Greg Straughn	10-Q	001-36343	10.1	May 5, 2017
10.32*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.33*	Transition Agreement, dated November 6, 2017, by and between the Registrant and Rey Smets	10-K	001-36343	10.32	August 29, 2018
10.34*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White	10-K	001-36343	10.33	August 29, 2018
10.35*	Letter Agreement, dated as of March 14, 2018, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer.	8-K	001-36343	10.1	March 16, 2018
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A10 NETWORKS, INC.

Date:	March 15, 2019	By:	/s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lee Chen	Chief Executive Officer, President and Chairman of the Board	March 15, 2019
Lee Chen	(Principal Executive Officer)

/s/ Tom Constantino	Chief Financial Officer	March 15, 2019
Tom Constantino	(Principal Financial and Accounting Officer)

/s/ Peter Y. Chung	Director	March 15, 2019
Peter Y. Chung

/s/ Alan S. Henricks	Director	March 15, 2019
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	March 15, 2019
Phillip J. Salsbury

/s/ Tor R. Braham	Director	March 15, 2019
Tor R. Braham