Form 10-K/A
period 2018-12-31
A10 Networks, Inc.
filed 2019-04-26
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
.

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
As of March 31, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 75,183,478.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A10 NETWORKS, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the original Annual Report on Form 10-K of A10 Networks, Inc. (“A10 Networks,” the “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 18, 2019 (the “Original Report”). We are filing this Amendment to include the information required by Part III and Part IV of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. Except as set forth in this Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.
Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Since financial statements are not included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of five members. Our nominating and corporate governance committee considers issues of character, integrity, judgment, diversity (including, but not limited to, diversity of gender, ethnicity, race, international background and life experience), age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business, and other commitments in reviewing and making recommendations to our board of directors regarding the composition and size of the board of directors and determining the relevant criteria for membership on our board of directors.

Four of our directors are independent within the meaning of the listing standards of the New York Stock Exchange. At the 2018 annual meeting of stockholders, the proposal to declassify our board of directors was approved. This resulted in the entire board being elected annually for one-year terms on a “rolling” basis beginning with the 2018 annual meeting such that each director serving as of immediately prior to the opening of the meeting will serve through the remainder of his term and each director elected or appointed thereafter will serve a one-year term expiring on the next annual meeting of stockholders.

The names of our directors and their ages (as of the date of this Form 10-K/A), positions, term expiration years and biographies as of the date of this Form 10-K/A are set forth below.

Name	Age	Position	Term Expiration Year
Phillip J. Salsbury(1)(2)(3)	77	Director	2019
Peter Y. Chung(2)(3)	51	Director	2019
Tor R. Braham(1)(2)	61	Director	2019
Lee Chen	65	Chief Executive Officer, President and Chairman	2020
Alan S. Henricks(1)(2)(3)	68	Director	2020
_____________________________________
(1)    Member of our audit committee
(2)    Member of our compensation committee
(3)    Member of our nominating and corporate governance committee

Employee Director

Lee Chen has served as our President, Chief Executive Officer and as a member of our board of directors since July 2004 and as the Chairman of our board of directors since March 2014. From 1996 to August 2004, Mr. Chen served in a variety of positions, including as Vice President of Software Engineering and Quality Assurance at Foundry Networks, Inc., a company that designed, manufactured and sold high-end enterprise and service provider switches and routers, as well as wireless, security, and traffic management solutions. Mr. Chen has previously held management and senior technical positions at OTS, Apple Computer, Convergent Technologies, Inc. and InSync Group, and was a co-founder of Centillion Networks, Inc. Mr. Chen has an M.S.E.E. from San Jose State University and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan. Mr. Chen is a technology pioneer, especially in the area of Internet Protocol Multicast and System & System Security and holds numerous patents. Mr. Chen has specific attributes that qualify him to serve as a member of our board of directors, including his extensive knowledge of the Company’s business and experience in executive and technical positions at technology companies.

Non-Employee Directors

Dr. Phillip J. Salsbury has served as a member of our board of directors since May 2013. Dr. Salsbury is also our Lead Independent Director. From 2005 to April 2010, Dr. Salsbury served as a director of Techwell, Inc., a fabless semiconductor public company that was acquired by Intersil Corporation. Dr. Salsbury was a founder, the Chief Technology Officer, and later the president and Chief Executive Officer of SEEQ Technology, Inc., a non-volatile memory and Ethernet communications semiconductor company from January 1981 until its acquisition by LSI Logic Corporation, a large semiconductor company, in June 1999. He holds a Ph.D. and an M.S. in Electrical Engineering from Stanford University and a B.S. in Electrical Engineering from the University of Michigan. Dr. Salsbury has specific attributes that qualify him to serve as a member of our board of directors, including his strong technical background and management experience as chief executive officer of a public company, and his prior service as a director of a public company.

Peter Y. Chung has served as a member of our board of directors since June 2013. Mr. Chung is a Managing Director and Chief Executive Officer of Summit Partners, L.P., where he has been employed since 1994. He is currently a director of Acacia Communications and MACOM Technology Solutions Holdings, Inc. as well as several privately-held companies. Previously, Mr. Chung served as a director of Ubiquiti Networks, Inc., a company that develops networking technology. Mr. Chung has an M.B.A. from the Stanford University Graduate School of Business and an A.B. in Economics from Harvard University. Mr. Chung has specific attributes that qualify him to serve as a member of our board of directors, including his experience in investment banking, private equity and venture capital investing and in the communications technology sector, as well as his prior service on public and private company boards.

Tor R. Braham has served as a member of our board of directors since March 2018. He is currently a director of Altaba Inc., an independent, non-diversified, closed-end management investment company and Viavi Solutions Inc., a network and service enablement and optical coatings company. He previously served as a member of the board of directors of Yahoo, a provider of web services from April 2016 to June 2017, NetApp, Inc., a computer storage and data management company, from September 2013 to March 2016 and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, from June 2014 to August 2016. Mr. Braham served as Managing Director and Global Head of Technology Mergers and Acquisitions for Deutsche Bank Securities Inc., an investment bank, from 2004 until November 2012. From 2000 to 2004, he served as Managing Director and Co-Head of West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an investment bank. Prior to that role, Mr. Braham served as an investment banker with Warburg Dillon Read LLC and as an attorney at Wilson Sonsini Goodrich & Rosati. Mr. Braham has specific attributes that qualify him to serve as a member of our board of directors, including his extensive financial experience and knowledge of the technology industry gained through his service as an investment banker and lawyer to technology companies, as well as his service on public and private company boards.

Alan S. Henricks has served as a member of our board of directors since March 2014. Since May 2012, he has served as a member of the board of directors and audit committee chairman of Roku, Inc., a streaming media company. Since May 2015, he has served as a member of the board of directors and audit committee of Model N, Inc., a provider of cloud-based Revenue Management solutions. In February 2017, he joined the compensation committee of Model N. From April 2010 to June 2015 he has served as a member of the board of directors of Ellie Mae, Inc., a SaaS Company and as its lead independent director from November 2012 to May 2014. Since May 2009, Mr. Henricks has been a board member, advisor and consultant to a variety of companies including Tile, Inc., Ring, Inc., Percolate, Inc., Livescribe, Inc., and Santur Corp. Prior to May 2009, Mr. Henricks served as Chief Financial Officer of several private and public companies including Pure Digital Technologies, Inc., Traiana Inc., Informix Software, Inc., Documentum, Inc., Borland International, Inc., Cornish & Carey and Maxim Integrated Products, Inc. Mr. Henricks holds a Bachelor of Science in Engineering from the Massachusetts Institute of Technology and a Master of Business Administration from Stanford University. Mr. Henricks has specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience serving as chief financial officer of both public and private companies, as well as his service on public and private company boards.

Current Executive Officers

The names of our executive officers and their ages, positions and biographies as of the date of this Form 10-K/A are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Current Positions
Lee Chen	65	Chief Executive Officer, President and Chairman
Rajkumar Jalan	57	Chief Technology Officer
Robert Cochran	61	Executive Vice President, Legal and Corporate Collaboration, Chief Risk Compliance Officer and Secretary
Tom Constantino	54	Executive Vice President, Chief Financial Officer
Chris White	53	Executive Vice President of Worldwide Sales
Gunter Reiss	49	Vice President of Worldwide Marketing

Lee Chen’s biography is set forth under the heading “Employee Director.”

Rajkumar Jalan has served as our Chief Technology Officer since November 2008. From 2005 to 2008, he served as a consultant to the Company. From 1996 to 2002, Mr. Jalan served in various capacities, including as a Director of IP Routing for Foundry Networks, Inc., a company that designed, manufactured and sold high-end enterprise and service provider switches and routers, as well as wireless, security, and traffic management solutions. Prior to Foundry, he worked on a wide range of networking technologies from Ethernet, Token-Ring, ATM and Digital Switching Systems. Mr. Jalan’s prior employers included Bay Networks, Inc. and Network Equipment Technologies Inc. Mr. Jalan holds a number of patents related to Layer 2/Layer 3 as well as Layer 4/ Layer 7 switching. He has a B.Tech from the Indian Institute of Technology Bombay.

Robert Cochran has served as our Executive Vice President, Legal and Corporate Collaboration since November 2016, our Chief Risk Compliance Officer since October 2016 and our Secretary since August 2004. He previously served as our Vice President, Legal and Corporate Collaboration from January 2012 to November 2016 and as a member of our board of directors from August 2004 to October 2004 and from April 2012 to November 2018. Mr. Cochran currently serves as a director of Techpoint, Inc., a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for HD video applications in the security surveillance and automotive markets. From January 1993 to January 2012, Mr. Cochran was an attorney in private practice in Woodside, California, where he had served as our outside legal counsel since our incorporation until he joined A10 in 2012. From 2004 to 2010, Mr. Cochran served as a director of Techwell, Inc., a fabless semiconductor company that designed, marketed, and sold mixed-signal integrated circuits. Mr. Cochran has a J.D. from Harvard Law School and an A.B. in Economics from Harvard University.

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

Chris White has served as our Executive Vice President of Worldwide Sales since January 2018. From November 2016 to December 2017, Mr. White was Vice President Sales, Strategic Accounts & Archive for Proofpoint, an enterprise security company based in Sunnyvale, California. From June 2011 to November 2016, Mr. White was Vice President Sales, Americas Partners & Alliances for Hitachi Data Systems. Chris has over 24 years of direct and indirect sales experience, focused on selling with and through channel and alliance partners. His prior employers include NetApp, Symantec Corporation, Veritas and ADP. Mr. White has Bachelor of Art Degree, Social Sciences from the University of California, Irvine.

Gunter Reiss has served as our Vice President of Worldwide Marketing since October 2017 and as our Vice President of Strategic Alliances from October 2014 to October 2017. From 2005 to 2014, Mr. Reiss served in various capacities for Ericsson, including Vice President, Strategy & Business Development PA IP & Broadband/ BU Networks of Ericsson Silicon Valley and Director, Partnership Business Development & Sourcing, Strategic Sourcing North America of Ericsson Inc. He also spent three years in England in senior leadership roles with Damovo and IPC. Gunter served on the board of privately held Skorpios Technologies and was a member of the Sun Microsystems customer advisory board. He received his electrical engineering degree from the Higher Technical School in Vienna, Austria. He is an alumnus of the UCLA Executive M&A program and the UC Berkeley Haas School of Business Venture Capitalist Executive Program.

There are no family relationships among any of the directors or executive officers.
Board Leadership Structure

Mr. Chen currently serves as both Chairman of our Board of Directors and our Chief Executive Officer. Our Board believes that the current Board leadership structure provides effective independent oversight of management while allowing our Board of Directors and management to benefit from Mr. Chen’s leadership and years of experience as an executive in the networking industry. Mr. Chen is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Chen possesses detailed in-depth knowledge of the issues, opportunities, and challenges facing us.
Lead Independent Director

Our board determined that it would be beneficial to have a Lead Independent Director to, among other things, preside over executive sessions of the independent directors, which provides our board with the benefit of having the perspective of entirely independent directors. Independent directors and management sometimes have different perspectives and roles in strategy development. Our board appointed Phillip J. Salsbury, Ph.D. to serve as our lead independent director. As lead independent director, Dr. Salsbury presides over periodic meetings of our independent directors, serves as a liaison between our Chairman of our board of directors and the independent directors, and performs such additional duties as our board of directors may otherwise determine and delegate.
Board Meetings and Committees

During our fiscal year ended December 31, 2018, the board of directors held nineteen (19) meetings (including regularly scheduled and special meetings) and acted by written consent three (3) times. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Four (4) of our directors attended our 2018 annual meeting of stockholders. Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.
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

The audit committee is responsible for, among other things:

•	selecting and hiring our registered public accounting firm;

•	evaluating the performance and independence of our registered public accounting firm;

•	approving the audit and pre-approving any non-audit services to be performed by our registered public accounting firm;

•	reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;

•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements, and our publicly filed reports;

•	reviewing and approving in advance, or ratifying, as appropriate, any related person transactions; and

•	preparing the audit committee report to be included in our annual proxy statement as required by the SEC.

The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the New York Stock Exchange. A copy of the charter of our audit committee is available on our website at http://investors.a10networks.com. During 2018, our audit committee held twenty (20) meetings and acted by written consent one (1) time.
Compensation Committee

Our compensation committee consists of Messrs. Braham, Chung, Henricks and Salsbury. Mr. Chung is the chair of our compensation committee. Our board of directors has determined that each member of this committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m).

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

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of our compensation committee is available on our website at http://investors.a10networks.com. During 2018, our compensation committee held six (6) meetings and acted by written consent two (2) times.
Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Chung, Henricks and Salsbury, each of whom is a non-employee member of our board of directors. Dr. Salsbury is the chair of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the rules of the New York Stock Exchange. The nominating and corporate governance committee is responsible for, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the New York Stock Exchange. A copy of the charter of our nominating and corporate governance committee is available on our website at http://investors.a10networks.com. During 2018, our nominating and corporate governance committee held one (1) meeting and acted by written consent one (1) time.
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
Risk Management

Risk is inherent with every business and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

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

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal ended December 31, 2018, all Section 16(a) filing requirements were satisfied on a timely basis.

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

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2018, Compensia, a national compensation consultant, was engaged by our compensation committee to provide information, recommendations and other advice relating to executive compensation. As part of the engagement, Compensia assisted our compensation committee with developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assessed each element of compensation with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.
Fiscal 2018 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2018 and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018. These individuals were our named executive officers (each, an “NEO” and together, the “NEOs”) for 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Lee Chen Chief Executive Officer	2018 2017	— —	— —	— 2,228,025	— —	— —	— —	— —		— 2,228,025
Tom Constantino (2) Executive Vice President, Chief Financial Officer	2018 2017	355,154 186,612	50,000	793,315 1,473,500	425,831	44,053 31,633	— —	3,811 3,265	(3) (4)	1,196,333 2,170,841
Chris White (5) Executive Vice President, Worldwide Sales	2018	380,363	75,000	882,692	692,208	47,613	—	3,811	(3)	2,081,687
_____________________________________

(1)
The amounts reported in the Stock Awards and the Option Awards columns represent the grant date fair value of the stock award and the stock option award as computed in accordance with FASB ASC Topic 718. As required by the rules of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amounts reported in these columns do not correspond to the actual economic value that may be received by the NEO from the award. The assumptions that we used to calculate these amounts are discussed in Note 7 to our audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019.

(2)
Mr. Constantino became a NEO in 2017. For 2017, the amount reported under the Bonus column represents the sign-on bonus he received pursuant to the terms of his offer letter and the amount reported under the Non‑Equity Incentive Plan Compensation column represents the bonus paid to him under the 2017 Executive Cash Incentive Plan in July 2018. For 2018, the amount reported under the Non-Equity Incentive Plan Compensation column represents the bonus paid to him under the 2018 Executive Cash Incentive Plan in March 2019.

(3)	This amount represents group term life insurance premiums paid on behalf of the executive ($1,311) and 401(k) matching contributions ($2,500).

(4)	This amount represents group term life insurance premiums paid on behalf of the executive ($765) and 401(k) matching contribution ($2,500).

(5)
Mr. White became a NEO in 2018. The amount reported under the Bonus column represents the sign-on bonus he received pursuant to the terms of his offer letter and the amount reported under the Non‑Equity Incentive Plan Compensation column represents the bonus paid to him under the 2018 Executive Cash Incentive Plan in March 2019.

Non-Equity Incentive Plan Compensation

For our 2018 fiscal year, Messrs. Constantino and White were eligible to receive annual cash bonuses based 80% on corporate performance goals and 20% on individual performance goals under our 2018 Executive Cash Incentive Plan, as approved by the compensation committee. The 2018 Executive Cash Incentive Plan was established under and subject to the terms of our Executive Incentive Compensation Plan, as described in further detail below. Mr. Constantino’s target bonus opportunity for our 2018 fiscal year was equal to 65% of his 2018 base salary and Mr. White’s target bonus opportunity for our 2018 fiscal year was equal to 66.67% of his 2018 base salary. The corporate performance goals under such plan related to our revenue and non‑GAAP operating income for 2018. Generally, the portion of the plan based on corporate performance goals would result in funding of bonuses upon the achievement of threshold levels of both revenue and non‑GAAP operating income as specified in a performance goal matrix approved by the compensation committee. The maximum amount that could be earned on the individual performance goals was 100% and the maximum amount that could be earned on the corporate performance goals was 150%.

In early 2019, our Chief Executive Officer evaluated, and presented to the compensation committee, the progress made towards achieving the corporate and individual performance goals in accordance with the terms of the Executive Cash Incentive Plan and made a recommendation to our compensation committee regarding the bonus amount for each of Messrs. Constantino and White based on this evaluation. The bonuses for Messrs. Constantino and White, as determined pursuant to the terms of the Executive Cash Incentive Plan and our Chief Executive Officer’s recommendation, were approved on March 4, 2019. For the 2018 fiscal year, Mr. Constantino earned a cash bonus of $44,053 for achievement of his individual performance goals and Mr. White earned a cash bonus of $47,613 for achievement of his individual performance goals. The amount earned on corporate performance goals was $0 because the corporate performance goals were not met.

Mr. Chen is not eligible to receive an annual cash bonus.
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

Non-qualified Deferred Compensation

Our NEOs did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2018.
Executive Officer Employment Agreements
Offer Letters

We have entered into offer letters with each of our NEOs.
Lee Chen Offer Letter

Under Mr. Chen’s offer letter dated July 30, 2004, we hired Mr. Chen as our Chief Executive Officer. The letter did not provide for a base salary for Mr. Chen and the initial equity award grant was to be determined. Mr. Chen’s current annual base salary is $0.
Tom Constantino Offer Letter

Under Mr. Constantino’s offer letter dated May 14, 2017, we hired Mr. Constantino as our EVP, Chief Financial Officer. The letter provided for Mr. Constantino’s initial base salary, bonus opportunity (on a prorated basis), and sign-on bonus. In addition, the letter provided for an initial restricted stock unit (“RSU”) award and an initial option award covering 175,000 and 135,000 shares, respectively, which are scheduled to vest over 4 years, subject to his continued service with us through each applicable vesting date. His awards are eligible for accelerated vesting under his Change in Control and Severance Agreement, described below. Mr. Constantino’s current annual base salary is $350,075.

Chris White Offer Letter

Under Mr. White’s offer letter dated December 15, 2017, we hired Mr. White as our Executive Vice President of Worldwide Sales. The letter provided for an initial base salary of $378,000, a 2018 performance bonus of up to $252,000 and a sign on bonus of $75,000. In addition, the letter specified that Mr. White would receive an initial RSU grant and an initial stock option award, each covering a number of shares equivalent to a value of $700,000. The letter also detailed the method of calculation of such awards and the vesting schedule that would apply to each. Mr. White’s current annual base salary is $378,000.
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

Outstanding Equity Awards at 2018 Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our NEOs as of December 31, 2018.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(4)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Lee Chen	2/12/2016	(1)(2)(3)	200,104	82,396	5.52	2/12/2026
	2/12/2016	(1)(2)(4)					115,000	574,102
Tom Constantino	6/14/2017	(1)(2)(5)	50,625	84,375	8.42	6/14/2027
	6/14/2017	(1)(2)(6)					131,250	819,000
	10/22/2018	(1)(2)(7)					40,134	250,436
	10/22.2018	(1)(2)(8)							93,646	584,351
Chris White	10/22/2018	(1)(2)(9)		316,742	5.93	10/22/2028
	10/22/2018	(1)(2)(7)					90,323	563,616
	10/22/2018	(1)(2)(8)							58,529	365,221
________________________________

(1)	Each of the outstanding stock option awards, RSU awards and performance-based restricted stock units (“PSU”) awards was granted under our 2014 Equity Incentive Plan.

(2)
In the event that we terminate the NEO’s employment without cause or the NEO resigns for good reason at any time during the period beginning on the date that we enter into an agreement resulting in our change in control and ending on the date 12 months after the change in control, the award will accelerate vesting in full as provided under the terms of the NEO’s Change in Control and Severance Agreement.

(3)
One forty-eighth (1/48) of the shares of our common stock subject to the stock option award is scheduled to vest in 48 successive, equal, monthly installments (with the first installment having vested on March 12, 2016), subject to continued service with us through each applicable vesting date.

(4)
The number of shares subject to the PSUs shown in the table represents the total remaining number of unvested shares underlying the award. The number of shares subject to the award that became eligible to vest was determined based on the extent of achievement of the Company’s fiscal year 2016 revenue as previously determined shortly after the Company’s fiscal year ended December 31, 2016. Based on such determination, 80.003% of the total shares subject to this award became eligible to vest and one quarter (1/4) of such vesting-eligible shares is scheduled to vest on each of the one, two, three, and four year anniversaries of the award’s grant date, subject to continued service with us through the applicable vesting date.

(5)
One quarter (1/4) of the shares of the common stock subject to the stock option award vested on the one-year anniversary of June 12, 2017, and an additional one forty-eighth (1/48) of the total shares subject to the option award is scheduled to vest in 36 successive, equal, monthly installments thereafter, subject to continued service with us through each applicable vesting date.

(6)
One quarter (1/4) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of July 5, 2017, subject to continued service with us through each applicable vesting date.

(7)
One quarter (1/4) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of April 26, 2018, subject to continued service with us through each applicable vesting date.

(8)
The number of shares subject to the PSUs shown in the table represents the total number of unvested shares underlying the award. The number of shares subject to the award that may become eligible to vest will determined based on the extent of achievement of the Company’s revenue and cumulative Non-GAAP Operating Margin for the period of October 22, 2018 through December 31, 2020. If a determination is made that the achievement has been met, then on the 5th day of the second month following the achievement quarter, 75% of the Shares subject to the PSU will vest and on the first anniversary of the initial vesting date, the remainder of the shares subject to the PSU will vest, subject to continued service with us through the applicable vesting date. In the event of a Change in Control prior to December 31, 2020, if the performance metric has not been achieved by the date of the Change in Control, the PSU will be treated as though it was a time-based RSU that vested in four equal annual installments with the first vesting date occurring on April 26, 2019 and the other installments vesting on April 26 of the subsequent three years.

(9)
One quarter (1/4) of the shares of the common stock subject to the stock option award vested on the one-year anniversary of January 5, 2018, and an additional one forty-eighth (1/48) of the total shares subject to the option award is scheduled to vest in 36 successive, equal, monthly installments thereafter, subject to continued service with us through each applicable vesting date.

Compensation Committee Report

The compensation committee has reviewed and discussed the section titled “Executive Compensation” with management. Based on such review and discussion, the compensation committee has recommended to the board of directors that the section titled “Executive Compensation” be included in this Annual Report on Form 10-K/A.

Respectfully submitted by the members of the compensation committee of the board of directors:

Peter Y. Chung (Chair)
Tor R. Braham

Alan S. Henricks
Phillip J. Salsbury
Director Compensation
Equity Compensation

Each non-employee director will be granted an initial equity award with a value of $225,000 and an annual equity award with a value of $150,000, which will be granted on the date of our annual stockholder meetings. However, a continuing non-employee director who, as of the date of our annual stockholder meeting, has not served as a board member for the entire 12-month period prior to the annual stockholder meeting will receive an annual award with a value that is prorated based on the number of months the director served during the prior year. The initial and annual equity awards will be granted in the form of RSUs, and the number of shares to be granted pursuant to such equity awards will be determined by the closing price of a share of our common stock on the New York Stock Exchange on the grant date. However, a non-employee director who is not continuing as a director following an annual stockholder meeting will not receive an annual equity award at such meeting.

The initial equity award will be scheduled to vest in three equal, annual installments from the date the non-employee director joins our board of directors, subject to continued service with us through each such date. Each annual award will vest as to 100% of the underlying shares on the earlier of the one year anniversary of the award’s grant date or the date of our next annual stockholder meeting, subject to continued service with us through such date.
Cash Compensation

Our board of directors approved the following annual compensation package for our non-employee directors:

Annual Cash Retainer ($)
Annual retainer	30,000
Additional retainer for audit committee chair	20,000
Additional retainer for audit committee member	7,500
Additional retainer for compensation committee chair	12,000
Additional retainer for compensation committee member	5,000
Additional retainer for nominating and governance committee chair	7,500
Additional retainer for nominating and governance committee member	3,500
Additional retainer for non-executive chairman of the board of directors(1)	30,000
Additional retainer for independent lead director	15,000
(1)	The non-executive chairman of the board position is currently unfilled as such no payment was made in relation to this position in 2018.
Director Compensation for 2018

The following table provides information regarding the total compensation that was paid by the Company to each of our directors who was not serving as an executive officer in 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Peter Y. Chung	46,734	149,997	196,731
Alan S. Henricks	58,500	149,997	208,497
Phillip J. Salsbury	65,000	149,997	214,997
Tor R. Braham	35,916	312,496	348,412

(1)	The aggregate number of shares of our common stock subject to option awards and stock awards outstanding at December 31, 2018, for each non-employee director is as follows:

Name	Aggregate Number of Shares Subject to Option Awards Outstanding at December 31, 2018 (#)	Aggregate Number of Shares Subject to Stock Awards Outstanding at December 31, 2018 (#)
Peter Y. Chung	—	23,112
Alan S. Henricks	30,000	23,112
Phillip J. Salsbury	—	23,112
Tor R. Braham		48,097
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any equity compensation plan not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	10,647,879	$5.19	11,906,198
Equity compensation plans not approved by stockholders	—	—	—
Total	10,647,879	$5.19	11,906,198
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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2019 for:

•	each of our directors and nominees for director;

•	each of our NEOs;

•	all of our current directors and executive officers as a group; and

•	each person or group, who beneficially owned more than 5% of our common stock.

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

We have based our calculation of the percentage of beneficial ownership on 75,183,478 shares of our common stock outstanding as of March 31, 2019. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2019 or issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2019 to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o A10 Networks, Inc., 3 West Plumeria Drive, San Jose, California 95134. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Lee Chen(1)	10,056,954	13.38%
Entities affiliated with Summit Partners, L.P.(2)	9,492,417	12.63%
VIEX Capital Advisors, LLC(3)	4,881,326	6.49%
Entities affiliated with Blackrock, Inc.(4)	4,707,826	6.26%
AllianceBernstein L.P.(5)	3,701,644	5.04%

NEOs and Directors:
Lee Chen(1)	10,056,954	13.38%
Peter Y. Chung(2)	9,492,417	12.63%
Phillip J. Salsbury	129,571	*
Chris White (6)	118,858	*
Tom Constantino(7)	103,185	*
Alan S. Henricks(8)	71,981	*
Tor R. Braham	36,639	*
All current executive officers and directors as a group (10 persons)(9)	21,491,079	28.58%
_____________________________________

*	Represents beneficial ownership of less than one percent (1%).

(1)
Includes (i) 9,827,423 shares of common stock held by Mr. Chen; and (ii) 3,200 shares of common stock held by the U/A DTD 07/25/2000 Lee Chen Family Trust, for which Mr. Chen serves as a trustee. Includes 229,531 shares issuable upon exercise of options exercisable within 60 days after March 31, 2019.

(2)
Includes (i) 6,873,136 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-A, L.P.; (ii) 2,510,989 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-B, L.P.; (iii) 40,186 shares of common stock held of record by Summit Investors I, LLC, (iv) 3,535 shares of common stock held of record by Summit Investors I (UK), L.P. and (v) 46,212 shares held in the name of Peter Y. Chung. Peter Y. Chung holds shares and any RSUs for the benefit of Summit Partners, L.P., which he has empowered to determine when the underlying shares will be sold and which is entitled to the proceeds of any such sales. Summit Partners, L.P. is the managing member of Summit Partners GE VIII, LLC, which is the general partner of Summit Partners GE VIII, L.P., which is the general partner of each of Summit Partners Growth Equity Fund VIII-A, L.P. and Summit Partners Growth Equity Fund VIII-B, L.P. Summit Master Company, LLC is the managing member of Summit Investors Management, LLC, which is the manager of Summit Investors I, LLC, and the general partner of Summit Investors I (UK), L.P. Summit Master Company, LLC, as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power, to Summit Partners, L.P. and its Investment Committee. Summit Partners, L.P., through a two person Investment Committee currently composed of Martin J. Mannion and Peter Y. Chung, has voting and dispositive authority over the shares held by each of these entities and therefore may be deemed to beneficially owns such shares. In addition, Mr. Chung is a member of Summit Master Company, LLC. Each of the Summit entities mentioned herein, Summit Partners, L.P., Summit Master Company, LLC, Mr. Mannion and Mr. Chung disclaim beneficial ownership of the shares of common stock and any RSUs in each case, to the extent of it or his pecuniary interest therein. The address for each of these entities and persons is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(3)
A Schedule 13F-HR was filed with the SEC on February 14, 2019 by VIEX Capital Advisors, LLC (“VIEX Capital”), and Eric Singer, as managing member, 825 Third Avenue, 33rd Floor, New York, NY 10022. This Schedule 13F-HR reports that VIEX Capital has sole voting power with respect to 4,881,326 shares and sole dispositive power with respect to 4,881,326 shares beneficially owned as of December 31, 2018.

(4)
A Schedule 13G/A was filed with the SEC on February 4, 2019 by BlackRock, Inc. (“BlackRock”), 55 East 52nd Street, New York, NY 10055. BlackRock is a parent holding company with the following subsidiaries who are also beneficial owners: BlackRock International Limited, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisor, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Investment Management, LLC. This Schedule 13G/A reports that BlackRock has sole voting power with respect to 4,281,504 shares and sole dispositive power with respect to 4,707,826 shares beneficially owned as of December 31, 2018.

(5)
A Schedule 13GA was filed with the SEC on February 13, 2019 by AllianceBernstein L.P. (“AllianceBernstein”), 1345 Avenue of the Americas, New York, NY 10105. This Schedule 13G/A reports that AllianceBernstein has sole voting power with respect to 2,949,515 shares and sole dispositive power with respect to 3,792,644 shares beneficially owned as of December 31, 2018.

(6)	Includes 105,580 shares issuable upon exercise of options exercisable within 60 days after March 31, 2019.

(7)
Includes 64,687 shares issuable upon exercise of options exercisable within 60 days after March 31, 2019. Also includes 10,034 RSUs that are scheduled to vest on June 26, 2019 and will be settled by delivery of an equal number of shares of common stock (including a number of shares which will be automatically sold on Mr. Constantino’s behalf to cover taxes on such RSU release, pursuant to the terms of the RSU Agreement related to such shares).

(8)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days after March 31, 2019.

(9)
Includes 1,325,608 shares issuable upon exercise of options held by our current executive officers and directors exercisable within 60 days after March 31, 2019 and 30,341 shares issuable pursuant to RSUs that are subject to vesting conditions expected to occur within 60 days of March 31, 2019 held by our current executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with any of these individuals or entities, had or will have a direct or indirect material interest.

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
Employment Arrangements and Indemnification Agreements

We have entered into employment and consulting arrangements with certain of our current executive officers. See “Executive Officer Employment Agreements.”

We have also entered into indemnification agreements with certain current and former directors and officers of ours. The indemnification agreements and our restated certificate of incorporation currently in effect and bylaws in effect upon the completion of this offering require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Equity Award Grants to Executive Officers and Directors

We have granted stock options, RSUs and/or PSUs to our executive officers and our non-employee directors. See the sections entitled “Executive Compensation” above.
Other Transactions

Other than as described above under this section titled “Related Party Transactions,” since January 1, 2018, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2018 and 2017 by Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm. All services described below for 2018 and 2017 were pre-approved by the Audit Committee.

	2018	2017
Audit Fees(1)	$1,504,610	$2,344,465
Audit-Related Fees(2)	—	159,771
Tax Fees(3)	12,500	—
All Other Fees(4)	—	—
Total Fees	$1,517,110	$2,504,236
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

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Deloitte for our fiscal years ended December 31, 2018 and 2017 were pre-approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	All other documents and schedules have been omitted as they are not applicable to this Amendment.

3.	Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.2	November 9, 2018
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-194015	3.2	March 10, 2014
3.3	Amendment to Bylaws of the Registrant	8-K	001-36343	3.2	November 9, 2018
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	January 8, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan +
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement – Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated July 30, 2004, by and between the Registrant and Lee Chen	S-1/A	333-194015	10.6	March 10, 2014
10.11*	Offer Letter, dated November 3, 2008, by and between the Registrant and Rajkumar Jalan	S-1/A	333-194015	10.7	March 10, 2014
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.20	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	First Amendment to Loan and Security Agreement, dated as of September 5, 2018, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.2	September 24, 2018
10.30	Loan and Security Agreement, dated as of November 1, 2016, between A10 Networks, Inc. and Silicon Valley Bank	10-Q	001-36343	10.1	November 3, 2016
10.31*	Transition Letter, dated March 29, 2017, by and between the Registrant and Greg Straughn	10-Q	001-36343	10.1	May 5, 2017
10.32*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.33*	Transition Agreement, dated November 6, 2017, by and between the Registrant and Rey Smets
10.34*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White	10-K	001-36343	10.33	August 29, 2018
10.35*	Letter Agreement, dated as of March 14, 2018, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer	8-K	001-36343	10.1	March 16, 2018
21.1	List of subsidiaries of the Registrant +
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act +

Exhibit Number		Incorporated By Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.INS	XBRL Instance Document. +
101.SCH	XBRL Taxonomy Extension Schema Document. +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. +

*	Indicates a management contract or compensatory plan.

**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10‑K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of A10 Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10‑K/A, irrespective of any general incorporation language contained in such filing.

+	These exhibits were previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A10 NETWORKS, INC.
Date: April 25, 2019	By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lee Chen	Chief Executive Officer, President and Chairman of the Board	April 25, 2019
Lee Chen	(Principal Executive Officer)

/s/ Tom Constantino	Chief Financial Officer	April 25, 2019
Tom Constantino	(Principal Financial and Accounting Officer)

/s/ Peter Y. Chung	Director	April 25, 2019
Peter Y. Chung

/s/ Alan S. Henricks	Director	April 25, 2019
Alan S. Henricks

/s/ Phillip J. Salsbury	Director	April 25, 2019
Phillip J. Salsbury

/s/ Tor R. Braham	Director	April 25, 2019
Tor R. Braham