Form 10-Q
period 2019-03-31
A10 Networks, Inc.
filed 2019-05-08
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	ATEN	New York Stock Exchange

As of April 30, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 75,634,696.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$33,967	$40,621
Marketable securities	88,784	87,754
Accounts receivable, net of allowances of $219 and $319, respectively	44,802	53,972
Inventory	20,952	17,930
Prepaid expenses and other current assets	17,113	14,662
Total current assets	205,618	214,939
Property and equipment, net	7,676	7,262
Goodwill	1,307	1,307
Intangible assets	3,387	3,748
Other non-current assets	13,989	8,620
Total assets	$231,977	$235,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,136	$8,202
Accrued liabilities	25,436	25,291
Deferred revenue	62,528	63,874
Total current liabilities	96,100	97,367
Deferred revenue, non-current	36,041	34,092
Other non-current liabilities	3,062	534
Total liabilities	135,203	131,993
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 75,183 and 74,301 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	381,195	376,272
Accumulated other comprehensive income (loss)	96	(144)
Accumulated deficit	(284,518)	(272,246)
Total stockholders' equity	96,774	103,883
Total liabilities and stockholders' equity	$231,977	$235,876

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenue:
Products	$28,230	$28,149
Services	22,060	21,034
Total revenue	50,290	49,183
Cost of revenue:
Products	7,516	7,109
Services	4,734	4,775
Total cost of revenue	12,250	11,884
Gross profit	38,040	37,299
Operating expenses:
Sales and marketing	24,483	26,904
Research and development	16,166	18,797
General and administrative	8,358	11,594
Total operating expenses	49,007	57,295
Loss from operations	(10,967)	(19,996)
Non-operating income (expense):
Interest expense	(155)	(33)
Interest and other income (expense), net	(633)	566
Total non-operating income (expense), net	(788)	533
Loss before income taxes	(11,755)	(19,463)
Provision for income taxes	517	207
Net loss	$(12,272)	$(19,670)
Net loss per share:
Basic and diluted	$(0.16)	$(0.27)
Weighted-average shares used in computing net loss per share:
Basic and diluted	74,809	72,232

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,272)	$(19,670)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	240	(173)
Comprehensive loss	$(12,032)	$(19,843)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Shares of common stock issued and outstanding
Beginning balance	74,301	71,692
Common stock issued under employee equity incentive plans	882	1,015
Ending balance	75,183	72,707

Stockholders' equity
Common stock:
Beginning balance	$1	$1
Common stock issued under employee equity incentive plans	—	—
Ending balance	1	1

Additional paid-in capital:
Beginning balance	376,272	355,533
Common stock issued under employee equity incentive plans	1,027	1,269
Stock-based compensation	3,896	8,151
Ending balance	381,195	364,953

Accumulated other comprehensive income (loss):
Beginning balance	(144)	(123)
Unrealized gain (loss) on marketable securities, net of tax	240	(173)
Ending balance	96	(296)

Accumulated deficit:
Beginning balance	(272,246)	(257,025)
Cumulative effect adjustment from adoption of ASU 2014-09	—	12,397
Net loss	(12,272)	(19,670)
Ending balance	(284,518)	(264,298)

Total stockholders' equity	$96,774	$100,360

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,272)	$(19,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,447	2,134
Stock-based compensation	3,896	8,151
Other non-cash items	(246)	389
Changes in operating assets and liabilities:
Accounts receivable	9,285	94
Inventory	(3,325)	827
Prepaid expenses and other assets	(2,409)	(1,687)
Accounts payable	(492)	(1,202)
Accrued and other liabilities	(3,616)	3,599
Deferred revenue	603	6,995
Other	71	18
Net cash used in operating activities	(6,058)	(352)
Cash flows from investing activities:
Proceeds from sales of marketable securities	8,674	10,709
Proceeds from maturities of marketable securities	4,500	17,150
Purchases of marketable securities	(13,859)	(27,220)
Purchases of property and equipment	(936)	(1,133)
Net cash used in investing activities	(1,621)	(494)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,027	1,269
Other	(2)	(26)
Net cash provided by financing activities	1,025	1,243
Net (decrease) increase in cash and cash equivalents	(6,654)	397
Cash and cash equivalents - beginning of period	40,621	46,567
Cash and cash equivalents - end of period	$33,967	$46,964
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$303	$561
Purchases of property and equipment included in accounts payable	$485	$87

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

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio consists of six secure application solutions: Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”); and two intelligent management and automation tools: Harmony Controller and aGalaxy TPS. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include those of A10 Networks, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements, which are included in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC (our “Annual Report”).

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) discussed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019.

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and are included within other non-current assets on the condensed consolidated balance sheets, and the lease liabilities represent an obligation to make lease payments arising from the lease and are recorded within accrued liabilities and other non-current liabilities on the condensed consolidated balance sheets. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed for the carry-forward of the Company’s historical lease classification and assessment on whether a contract is or contains a lease. The Company elected to not apply the new standard’s recognition requirements to leases with an initial term of 12 months or less and instead elected to recognize lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company accounts for lease components and non-lease components as a single lease component.

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

	Three Months Ended March 31,
	2019	2018
Customer A (a distribution channel partner)	13%	*

* represents less than 10% of total revenue

As of March 31, 2019, two customers accounted for 26% and 10%, respectively, of our total gross accounts receivable. As of December 31, 2018, two customers accounted for 16% and 12%, respectively, of our total gross accounts receivable.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior generally accepted accounting principles. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.

The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $6.0 million and lease liabilities for operating leases of approximately $6.8 million on the Company’s condensed consolidated balance sheets, with no material impact to its condensed consolidated statements of operations. See Note 2 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements issued by the FASB during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that the Company believes are of significance or potential significance to the Company.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2022. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2019:

March 31, 2019
Operating leases
Right-of-use assets:
Other non-current assets	$5,450
Total right-of-use assets	$5,450

Lease liabilities:
Accrued liabilities	$3,506
Other non-current liabilities	2,609
Total operating lease liabilities	$6,115

The aggregate future lease payments for operating leases as of March 31, 2019 were as follows:

Remainder of 2019	$2,866
2020	1,960
2021	1,197
2022	312
Total lease payments	6,335
Less: imputed interest	(220)
Present value of lease liabilities	$6,115

The components of operating lease costs were as follows:

Three Months Ended March 31, 2019

Operating lease costs	$893
Short-term lease costs	137
Total lease costs	$1,030

Average lease terms and discount rates for the Company’s operating leases were as follows:

March 31, 2019

Weighted-average remaining term (years)	2.17
Weighted-average discount rate	3.41%

Supplemental cash flow information for the Company’s operating leases:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$989

Right-of-use assets obtained in exchange for new lease liabilities	$264

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,998	$24	$—	$12,022	$11,000	$7	$(3)	$11,004
Corporate securities	48,217	89	(33)	48,273	46,442	11	(116)	46,337
U.S. Treasury and agency securities	1,748	—	(6)	1,742	1,748	—	(12)	1,736
Commercial paper	11,410	8	—	11,418	12,327	1	(5)	12,323
Asset-backed securities	15,315	22	(8)	15,329	16,381	5	(32)	16,354
Total	$88,688	$143	$(47)	$88,784	$87,898	$24	$(168)	$87,754

During the three months ended March 31, 2019 and 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$57,747	$57,746
Mature in 1 - 3 years	30,941	31,038
Total	$88,688	$88,784

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$4,247	$(1)	$10,365	$(32)	$14,612	$(33)
U.S. Treasury and agency securities	—	—	1,742	(6)	1,742	(6)
Asset-backed securities	996	—	3,616	(8)	4,612	(8)
Total	$5,243	$(1)	$15,723	$(46)	$20,966	$(47)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,997	$(3)	$—	$—	$2,997	$(3)
Corporate securities	29,435	(68)	7,601	(48)	37,036	(116)
U.S. Treasury and agency securities	992	(7)	744	(5)	1,736	(12)
Commercial paper	9,888	(5)	—	—	9,888	(5)
Asset-backed securities	8,499	(15)	4,758	(17)	13,257	(32)
Total	$51,811	$(98)	$13,103	$(70)	$64,914	$(168)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2019 and 2018.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$32,615	$—	$—	$32,615	$39,113	$—	$—	$39,113
Cash equivalents	1,352	—	—	1,352	1,508	—	—	1,508
Certificates of deposit	—	12,022	—	12,022	—	11,004	—	11,004
Corporate securities	—	48,273	—	48,273	—	46,337	—	46,337
U.S. Treasury and agency securities	—	1,742	—	1,742	—	1,736	—	1,736
Commercial paper	—	11,418	—	11,418	—	12,323	—	12,323
Asset-backed securities	—	15,329	—	15,329	—	16,354	—	16,354
Total	$33,967	$88,784	$—	$122,751	$40,621	$87,754	$—	$128,375

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2019 and 2018.
4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$8,502	$7,979
Finished goods	12,450	9,951
Total inventory	$20,952	$17,930

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$6,675	$6,679
Deferred contract acquisition costs	5,711	6,564
Other	4,727	1,419
Total prepaid and other current assets	$17,113	$14,662

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31, 2019	December 31, 2018
	(in years)
Equipment	1-3	$49,230	$49,804
Software	1-3	4,108	4,088
Furniture and fixtures	1-3	967	967
Leasehold improvements	2-8	3,834	3,832
Construction in progress		692	160
Property and equipment, gross		58,831	58,851
Less: accumulated depreciation		(51,155)	(51,589)
Property and equipment, net		$7,676	$7,262

Depreciation expense on property and equipment was $1.2 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(2,778)	$2,272	$5,050	$(2,525)	$2,525
Patents	2,936	(1,821)	1,115	2,936	(1,713)	1,223
Total	$7,986	$(4,599)	$3,387	$7,986	$(4,238)	$3,748

Amortization expense related to purchased intangible assets was $0.4 million for each of the three months ended March 31, 2019 and 2018. Purchased intangible assets will be amortized over a remaining weighted average useful life of 2.4 years.

Future amortization expense for purchased intangible assets as of March 31, 2019 is as follows (in thousands):

Fiscal Year
Remainder of 2019	$1,082
2020	1,442
2021	863
$3,387

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and benefits	$11,605	$15,283
Accrued tax liabilities	5,555	4,455
Other	8,276	5,553
Total accrued liabilities	$25,436	$25,291

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred revenue:
Products	$5,529	$5,216
Services	93,040	92,750
Total deferred revenue	98,569	97,966
Less: current portion	(62,528)	(63,874)
Non-current portion	$36,041	$34,092

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint. The amended complaint names the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint named the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The Company and individual defendants filed motions to dismiss the amended complaint. On February 21, 2019, the court granted the motions to dismiss with leave to amend within 21 days. The lead plaintiff did not file an amended complaint by the Court-ordered deadline. Instead, on March 21, 2019, the lead plaintiff filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. On April 5, 2019, the clerk of court suspended briefing on the appeal and ordered that, by April 26, 2019, appellants shall either move for voluntary dismissal or show cause why the appeal should not be dismissed for lack of jurisdiction. On April 25, 2019, appellants moved to voluntarily dismiss the appeal without prejudice, and that motion was granted on May 1, 2019. Prior to moving to voluntarily dismiss the appeal, the lead plaintiff requested entry of final judgment in the district court. On April 30, 2019, the district court ordered a response to that request by May 14, 2019, with a reply by lead plaintiff due by May 21, 2019.

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

On October 24, 2018, the Company was sued in the Federal District Court for the Northern District of California by FireNet Technologies, LLC, which we believe is a non-practicing patent holding company. The complaint alleged infringement of certain patents purportedly owned by the plaintiff. In January 2019, we entered into a settlement agreement whereby we obtained a fully-paid up license, and the case was dismissed with prejudice on February 4, 2019.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2019, the number of shares in the 2014 Plan increased by 3,715,060 shares, representing 5% of the prior year end’s common stock outstanding. As of March 31, 2019, we had 12,613,705 shares available for future grant under the 2014 Plan.

To date, we have granted stock options, RSUs and PSUs under the 2014 Plan. Stock options expire no more than 10 years from the grant date and generally vest over four years. In the case of an incentive stock option granted to an employee who, at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant, and the incentive stock option will expire no later than five years from the date of grant. For incentive stock options granted to any other employees and nonstatutory stock options granted to employees, consultants, or members of our board of directors, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. RSUs and PSUs generally vest over one to four years.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the year ended December 31, 2017. In October 2018, the Board approved amending the 2014 Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. The Amended 2014 Purchase Plan permits eligible employees to purchase shares of our common stock through payroll deductions with up to 10% of their gross eligible earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of our common stock on the first day of a six-month offering period or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period. As of March 31, 2019, the Company had 3,065,182 shares available for future issuance under the Amended 2014 Purchase Plan.

During the three months ended March 31, 2019, there was no stock purchased by employees under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation by type of award:
Stock options	$184	$329
Stock awards	3,474	2,665
Employee stock purchase rights (1)	238	5,157
	$3,896	$8,151

Stock-based compensation by category of expense:
Cost of revenue	$324	$893
Sales and marketing	1,321	2,765
Research and development	1,331	3,382
General and administrative	920	1,111
	$3,896	$8,151

(1)
Amount for the three months ended March 31, 2018 includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to the 2014 Purchase Plan was accelerated and recognized within the condensed consolidated statement of operations.

As of March 31, 2019, the Company had $28.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.5 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2018	4,674	$5.19
Granted	—	$—
Exercised	(305)	$3.36
Canceled	(47)	$8.10
Outstanding as of March 31, 2019	4,322	$5.28	4.9	$9,498
Vested and exercisable as of March 31, 2019	3,855	$5.14	4.4	$9,061

As of March 31, 2019, the aggregate intrinsic value represents the excess of the closing price of our common stock of $7.09 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.1 million during each of the three months ended March 31, 2019 and 2018.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In 2014 and 2015, we granted 540,000 MSUs and 40,000 MSUs, respectively, to certain executives. These MSUs will vest if the closing price of our common stock remains above certain predetermined target prices for 20 consecutive trading days within a 4-year period following the grant date, subject to continued service by the award holder. As of March 31, 2019, none of these MSUs were vested and all of the MSUs granted in 2014 were expired.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of March 31, 2019, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining shares will vest (as to 80%) in February 2020 subject to continued service vesting requirements.

In October 2016, we granted 60,641 PSUs with certain financial and operational targets. To the extent they become eligible to vest upon achievement of the performance targets, these PSUs additionally are subject to service condition vesting requirements with scheduled vesting dates of March 2017 through June 2018. As of March 31, 2019, 30,320 shares were vested and 30,321 shares were forfeited.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% upon the achievement of the performance targets by December 31, 2020, and are subject to service condition vesting requirements. The remaining 25% of these PSUs will become eligible to vest on the first anniversary of the initial vesting date. None of these PSUs were vested as of March 31, 2019.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2018	5,974	$6.51
Granted	248	$6.87
Released	(577)	$6.30
Canceled	(259)	$6.72
Nonvested as of March 31, 2019	5,386	$6.54	1.5

The aggregate fair value of stock awards released as of the respective vesting dates was $3.8 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three months ended March 31, 2019 and 2018, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options, restricted stock units and employee stock purchase rights	9,997	10,431

9. Income Taxes

We recorded income tax expense of $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2019. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $4.2 million of unrecognized tax benefits as of March 31, 2019 and December 31, 2018. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$18,100	$20,678
Japan	13,152	13,080
Asia Pacific, excluding Japan	8,776	7,438
EMEA	7,229	6,499
Other	3,033	1,488
	$50,290	$49,183

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease ROU assets based on the physical location of the assets (in thousands):

	March 31, 2019	December 31, 2018
United States	$7,652	$5,525
Japan	3,488	1,108
Other	1,986	629
Total	$13,126	$7,262

11. Revenue

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

The Company adopted ASU 2014-09 and its related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. The adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, commissions and deferred commissions. As a result of the adoption, the Company recorded a reduction to opening accumulated deficit of $12.4 million as of January 1, 2018 due to the cumulative impact of adopting the new standard as follows:

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

For additional information and disclosure of the impact of adopting the new standard, see Note 2 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Contract Balances
The following table reflects contract balances with customers (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, net	$44,802	$53,972
Deferred revenue, current	62,528	63,874
Deferred revenue, non-current	36,041	34,092

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount is immaterial as of March 31, 2019.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three months ended March 31, 2019 and 2018, we recognized revenue of $23.7 million and $19.5 million, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $9.0 million as of March 31, 2019, and the related amortization amount was $2.0 million and $1.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

March 31, 2019
Within 1 year	$62,528
Next 2 to 3 years	29,469
Thereafter	6,572
Total	$98,569

12. Subsequent Event
Lease of 2300 Orchard Parkway

On May 2, 2019 (the “Effective Date”), the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for corporate office space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The Sublease is conditioned upon receipt of consent to the Sublease from the landlord of the Premises, Han’s Holdings 2300 Orchard (the “Landlord”).

The Company intends to use the premises as a corporate office space and for research and development purposes. The term of the Sublease is seven years and eight months from the earlier of (i) December 1, 2019 or (ii) the date the Company commences business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease is approximately $26.4 million. In addition to base rent, the Company will also be responsible for operating and other expenses.

The Company is evaluating the accounting for the new sublease arrangement under ASC 842.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth and other factors contributing to such growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our ability to timely file financial, periodic and current reports required by the Exchange Act;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally and any related impact on profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction, retention and growth of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	our expectations regarding our future expenses;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	tariffs affecting us;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions: Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”); and two intelligent management and automation tools: Harmony Controller and aGalaxy TPS. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers, enterprises and web giants that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2019, we had sold products to approximately 6,300 end customers across 116 countries.

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

During the first three months of 2019, 36% of our total revenue was generated from the United States, 26% from Japan and 38% from other geographical regions. During the first three months of 2018, 42% of our total revenue was generated from the United States, 27% from Japan and 31% from other geographical regions. Our enterprise customers accounted for 46% and 44% of our total revenue during the first three months of 2019 and 2018, respectively. Our service provider customers accounted for 47% and 42% of our total revenue during the first three months of 2019 and 2018, respectively. Our web giant customers accounted for 7% and 14% of our total revenue during the first three months of 2019 and 2018, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and web giants, in any period. Purchases from our ten largest end-customers accounted for 33% and 36% of our total revenue for the first three months of 2019 and 2018, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2019, we had $34.0 million of cash and cash equivalents and $88.8 million of marketable securities. Cash used in operating activities was $6.1 million in the first three months of 2019 compared to $0.4 million cash used in operating activities in the same period of last year.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$28,230	56.1%	$28,149	57.2%	$81	0.3%
Services	22,060	43.9	21,034	42.8	1,026	4.9
Total revenue	50,290	100.0	49,183	100.0	1,107	2.3
Cost of revenue:
Products	7,516	15.0	7,109	14.5	407	5.7
Services	4,734	9.4	4,775	9.7	(41)	(0.9)
Total cost of revenue	12,250	24.4	11,884	24.2	366	3.1
Gross profit	38,040	75.6	37,299	75.8	741	2.0
Operating expenses:
Sales and marketing	24,483	48.7	26,904	54.7	(2,421)	(9.0)
Research and development	16,166	32.1	18,797	38.2	(2,631)	(14.0)
General and administrative	8,358	16.6	11,594	23.6	(3,236)	(27.9)
Total operating expenses	49,007	97.4	57,295	116.5	(8,288)	(14.5)
Loss from operations	(10,967)	(21.8)	(19,996)	(40.7)	9,029	45.2
Non-operating income (expense):
Interest expense	(155)	(0.3)	(33)	(0.1)	(122)	(369.7)
Interest and other income (expense), net	(633)	(1.3)	566	1.2	(1,199)	(211.8)
Total non-operating income (expense), net	(788)	(1.6)	533	1.1	(1,321)	(247.8)
Loss before income taxes	(11,755)	(23.4)	(19,463)	(39.6)	7,708	39.6
Provision for income taxes	517	1.0	207	0.4	310	149.8
Net loss	$(12,272)	(24.4)%	$(19,670)	(40.0)%	$7,398	37.6%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$28,230	56%	$28,149	57%	$81	—%
Services	22,060	44	21,034	43	1,026	5%
Total revenue	$50,290	100%	$49,183	100%	$1,107	2%
Revenue by geographic region:
United States	$18,100	36%	$20,678	42%	$(2,578)	(12)%
Japan	13,152	26	13,080	27	72	1%
Asia Pacific, excluding Japan	8,776	18	7,438	15	1,338	18%
EMEA	7,229	14	6,499	13	730	11%
Other	3,033	6	1,488	3	1,545	104%
Total revenue	$50,290	100%	$49,183	100%	$1,107	2%

Total revenue increased by $1.1 million, or 2%, during the first quarter of 2019 compared to the same period of 2018. This increase was due primarily to a $1.0 million increase in services revenue, which was primarily driven by higher demand from our service provider and enterprise customers. Product revenues were higher in Latin America and Japan, partially offset by lower revenues in United States during the first quarter of 2019 compared to the same period of 2018.

Products revenue increased $0.1 million, or less than 1%, during the first quarter of 2019 compared to the same period of 2018 primarily driven by growth in EMEA, Asia Pacific and Latin America regions, partially offset by lower demand from our web giant customers in the United States.

Services revenue increased $1.0 million, or 5%, during the first quarter of 2019 compared to the same period of 2018. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During the first quarter of 2019, $18.1 million, or 36% of total revenue, was generated from the United States, which represents a 12% decrease compared to the same period of 2018. The decrease in the first quarter of 2019 was primarily due to lower products revenue driven by lower demand from our web giant customers in the United States.

During the first quarter of 2019, $13.2 million, or 26% of total revenue, was generated from Japan, which remained relatively unchanged compared to the same period of 2018.

During the first quarter of 2019, $8.8 million, or 18% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents an 18% increase compared to the same period of 2018. The increase in the first quarter of 2019 was driven primarily by higher products revenue and higher services revenue from service provider and enterprise customers.

During the first quarter of 2019, $7.2 million, or 14% of total revenue, was generated from EMEA, which represents an 11% increase compared to the same period of 2018. The increase in the first quarter of 2019 was driven primarily by higher products revenue and higher services revenue from service provider and enterprise customers.

During the first quarter of 2019, $3.0 million, or 6% of total revenue, was generated from Latin American regions, which represents a 104% increase compared to the same period of 2018. The increase in the first quarter of 2019 was driven by higher products revenue and higher services revenue from service provider and enterprise customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$7,516	$7,109	$407	6%
Services	4,734	4,775	(41)	(1)%
Total cost of revenue	$12,250	$11,884	$366	3%

Gross Margin

Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, inventory write-downs and foreign currency exchange rates.

Our sales are generally denominated in U.S. dollars; however, in Japan, our sales are denominated in Japanese yen.

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$20,714	73.4%	$21,040	74.7%	$(326)	(1.3)%
Services	17,326	78.5%	16,259	77.3%	1,067	1.2%
Total gross profit	$38,040	75.6%	$37,299	75.8%	$741	(0.2)%

Products gross margin decreased 1.3% points during the first quarter of 2019 compared to the same period of 2018, primarily driven by pricing incentives on select strategic opportunities.

Services gross margin increased 1.2% points during the first quarter of 2019 compared to the same period of 2018 primarily driven by higher services revenue while costs related to support and professional services remained relatively constant.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$24,483	$26,904	$(2,421)	(9)%
Research and development	16,166	18,797	(2,631)	(14)%
General and administrative	8,358	11,594	(3,236)	(28)%
Total operating expenses	$49,007	$57,295	$(8,288)	(14)%

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

The decrease in sales and marketing expense for the first quarter of 2019 compared to the same period of 2018 was primarily attributable to a decrease in employee headcount resulting in a decrease of $1.2 million in compensation and benefits. In addition, stock-based compensation expense decreased $1.4 million primarily because of the suspension of our equity plans during the first quarter of 2018 which resulted in the recognition of accelerated unrecognized stock-based compensation expense related to our ESPP during the first quarter of 2018. Our equity plan related activities were suspended from March 2018 to early October 2018 due to our non-timely filing status.

We expect sales and marketing expenses to be relatively consistent quarter over quarter for the remainder of 2019.

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

The decrease in research and development expense for the first quarter of 2019 compared to the same period of 2018 was primarily driven by a $2.0 million decrease in stock-based compensation expense resulting from the suspension of our equity plans during the first quarter of 2018, which resulted in the recognition of accelerated unrecognized stock-based compensation expense related to our ESPP during the first quarter of 2018, and also a decrease in employee headcount. Our equity plan related activities were suspended from March 2018 to early October 2018 due to our non-timely filing status.

We expect research and development expenses to be relatively consistent quarter over quarter for the remainder of 2019.

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

The decrease in general and administrative expenses for the first quarter of 2019 compared to the same period of 2018 was primarily driven by a decrease in internal investigation related fees.

We expect general and administrative expenses to be relatively consistent quarter over quarter for the remainder of 2019.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At March 31, 2019, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial and remained relatively consistent for the first quarter of 2019 compared to the same period of 2018.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $1.2 million, or 212%, for the first quarter of 2019 compared to the same period of 2018 primarily driven by a $1.2 million foreign exchange loss in the first quarter of 2019 compared to a $0.2 million foreign exchange gain in the same period of 2018, offset in part by a $0.2 million increase in interest income.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $34.0 million, including $8.4 million held outside the United States in our foreign subsidiaries, and $88.8 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2019, we had working capital of $109.5 million, accumulated deficit of $284.5 million and total stockholders’ equity of $96.8 million.

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

As described in Note 6 in the Notes to the Condensed Consolidated Financial Statements in in Part I, Item 1 of this report, we are currently, or from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of March 31, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by:
Operating activities	$(6,058)	$(352)
Investing activities	(1,621)	(494)
Financing activities	1,025	1,243
Net (decrease) increase in cash and cash equivalents	$(6,654)	$397

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

During the three months ended March 31, 2019, cash used in operating activities was $6.1 million, consisting of a net loss of $12.3 million which includes non-cash charges of $6.1 million and a cash increase resulting from the net change in operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $2.4 million and stock-based compensation expense of $3.9 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $9.3 million, partially offset by outflows from the changes in accrued and other liabilities of $3.6 million, inventory of $3.3 million and prepaid and other assets of $2.4 million.

The favorable change in accounts receivable was attributed to timing of cash collections. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in inventory was due to the timing of shipments. The unfavorable change in prepaid and other assets was mainly driven by the increase in deferred cost of goods sold.

During the three months ended March 31, 2018, cash used in operating activities was $0.4 million, consisting of a net loss of $19.7 million, non-cash charges of $10.7 million and a cash increase resulting from the net change in operating assets and liabilities of $8.6 million. Our non-cash charges consisted primarily of stock-based compensation expense of $8.2 million and depreciation and amortization expenses of $2.1 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accrued liabilities of $3.6 million and deferred revenue of $7.0 million, offset primarily by an outflow from the unfavorable changes in prepaid expenses and other assets of $1.7 million and accounts payable of $1.2 million.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $1.6 million, consisting of purchases of marketable securities of $13.9 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from sales and maturities of marketable securities of $13.2 million.

During the three months ended March 31, 2018, cash used in investing activities was $0.5 million, consisting of purchases of property and equipment of $1.1 million and marketable securities $27.2 million, partially offset by proceeds from sales and maturities of marketable securities of $27.9 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, cash provided by financing activities was $1.0 million and $1.2 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2019 as compared to the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for leases that were updated as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019 compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the summary of the new accounting policies under ASC Topic 842.

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

We recorded $1.2 million foreign exchange loss during the three months ended March 31, 2019. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of March 31, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At March 31, 2019, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $88.8 million and $88.7 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2019 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2019	50 BPS	100 BPS	150 BPS
Marketable securities	$89,493	$89,257	$89,020	$88,784	$88,547	$88,310	$88,074

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of March 31, 2019, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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
Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2019 and December 31, 2018.

Material Weaknesses Identified

The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017. The material weaknesses relate to our control environment and monitoring activities and revenue recognition. The material weaknesses led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015. As described below, management has developed and implemented remediation actions to address the material weaknesses and further actions are ongoing as of

March 31, 2019. Management has reported to the Audit Committee the status of these remediation actions. Further, the Company has not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weaknesses continue to be present as of March 31, 2019. These control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASC Topic 842, the new lease accounting standard. We implemented changes to our lease recognition policies, process and control activities to support the adoption of ASC Topic 842. Except in relation to our adoption of ASC Topic 842, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Changes to Our Executive Management and Sales Personnel - We have hired new personnel, who have enabled improved lines of communication across business functions to address areas of identified gaps in expertise.

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

We have identified deficiencies in our internal control over financial reporting that resulted in material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

We were not able to assert in our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017, that our internal control over financial reporting was effective as of December 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, which continue to exist as of March 31, 2019, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2019, December 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. As described in Part I, Item 4, “Controls and Procedures” of this report, we have initiated remediation efforts to address the identified weaknesses. However, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

The Audit Committee’s investigation of certain accounting and internal control matters relating to our previously issued financial statements and the audit of our consolidated financial statements as of and for the year ended December 31, 2017 were time-consuming and expensive, and may result in additional expense.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s internal investigation, the review of our accounting, the audit of our 2017 financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Part I, Item 4, “Controls and Procedures,” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be required to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

Our failure to timely file periodic reports we are required to file under the Securities Exchange Act of 1934 could adversely affect the market for our common stock and make it more difficult for us to access the public markets to raise debt or equity capital.

We filed our Annual Report on Form 10-K for the year ended December 31, 2017 approximately five months after it was due. Because of the time required to complete and file that report, we also were unable to timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

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

We experienced net losses for the three months ended March 31, 2019 and for the years ended December 31, 2018 and 2017. We may not be able to increase our revenue growth or achieve profitability in the future or on a consistent basis. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	expenses related to our facilities;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking or security markets or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

•
the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services at a greater range of prices including through selling at zero or negative margins;

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, purchases from our ten largest end-customers accounted for approximately 33%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and web giants. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, service providers accounted for approximately 47%, 43% and 47% of our total revenue, respectively, and web giants accounted for approximately 7%, 18% and 14% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, approximately 64%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 29 countries as of March 31, 2019, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and EMEA Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $1.2 million for the three months ended March 31, 2019 and $0.7 million and $0.4 million unfavorable for the years ended December 31, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

Our future performance also depends on the continued services and continuing contributions of certain employees and members of senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. Our senior management team, significant employees with technical expertise, and product and sales managers, among others, are critical to the development of our technology and the future vision and strategic direction of our company.

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

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Although the withdrawal of the UK from the EU was scheduled to take effect on March 29, 2019, the withdrawal date was extended until April 12, 2019 and further extended until October 31, 2019, although it could occur earlier if the UK so determines.

The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states.

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

Enhanced United States tariffs import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China, and the countries continue to negotiate a trade deal. An increase in tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers’ sales, thereby causing an indirect negative impact on our own sales. Any reduction in customers’ sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales.

Additionally, the current uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs makes it difficult to plan for the future. New developments in these areas, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the uncertainty of further developments related to tariffs, international trade agreements and policies we can give no assurance that our business, financial condition and operating results would not be adversely affected.

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

The timing of our sales is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end-customer and any sale of our products. Our sales cycle, in particular to our large end-customers, may be lengthy due to the complexity of their networks and data centers. Because of this complexity, prospective end-customers generally consider a number of factors over an extended period of time before committing to purchase our products. End-customers often view the purchase of our products as a significant and strategic decision that can have important implications on their existing networks and data centers and, as a result, require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order to ensure that our products will successfully interoperate with our end-customers’ complex network and data centers. Additionally, the budgetary decisions at these entities can be lengthy and require multiple organization reviews. The length of time that end-customers devote to their evaluation of our products and decision-making process varies significantly. The length of our products’ sales cycles typically ranges from three to 12 months but can be longer for our large end-customers. In addition, the length of our close or sales cycle can be affected by the extent to which customized features are requested, in particular in our large deals.

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

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription-based offerings will not be immediately reflected in our operating results and may adversely affect revenues in the future.

We recognize subscription revenue over the term of our customer agreements. As a result, most of our subscription revenue arises from agreements entered into during previous periods. A shortfall in orders for our subscription-based solutions in any one period would most likely not significantly reduce our subscription revenue for that period, but could adversely affect the revenue contribution in future periods. In addition, we may be unable to quickly reduce our cost structure in response to a decrease in these orders. Accordingly, the effect of downturns in sales of our subscription-based solutions will not be fully reflected in our operating results until future periods. A subscription revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any one period, as revenue is generally recognized over a longer period.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Part I, Item 4, “Controls and Procedures,” of this report, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017 and that our disclosure controls and procedures were not effective as of March 31, 2019, December 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 of our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, together with affiliated entities, own 27% of our outstanding common stock (44% if other holders of 5% or more of our outstanding common stock are also included) as of March 31, 2019. Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

We may need to raise additional funds in private or public offerings, and these funds may not be available to us when we need them or on acceptable terms, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, you could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. The 2016 Credit Facility, as well as any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, that may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2019, there were approximately 3.9 million vested and exercisable options to purchase our common stock, in addition to the 75.2 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2019 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are obligated to implement and maintain effective internal control over financial reporting. As of December 31, 2018 and December 31, 2017, we concluded that our internal control over financial reporting was not effective. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We have, in the past, experienced and are currently experiencing issues with our internal control over financial reporting. We have discovered and it is possible that we may discover in the future significant deficiencies or material weaknesses in our internal control over financial reporting. Current significant deficiencies and material weaknesses have resulted in a restatement of certain of our financial reports, as disclosed in Part I, Item 4, “Controls and Procedures,” of this report. If, in any future reporting periods, we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified board of directors with three-year staggered terms, with declassification phasing in over a period of three years, beginning with our 2018 annual meeting of stockholders, which could delay the ability of stockholders to change the membership of a majority of our board of directors until our board of directors is completely declassified;

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

•
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or not to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Lease of 2300 Orchard Parkway

On May 2, 2019 (the “Effective Date”), we entered into a sublease agreement with Marvell Semiconductor, Inc. (“Sublandlord”) for the premises located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The Sublease is conditioned upon receipt of consent to the Sublease from the landlord of the Premises, Han’s Holdings 2300 Orchard (the “Landlord”).

We intend to use the premises as an office space and for research and development purposes. The term of the Sublease is seven (7) years and eight (8) months from the earlier of (i) December 1, 2019 or (ii) the date the we commence business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year, with annual increases thereafter. The total base rent through the end of the term of the Sublease is approximately $26.4 million. In addition to base rent, we will also be responsible for operating and other expenses.

The Sublease is subject to the lease agreement by and between the Landlord and Sublandlord dated January 31, 2017 (the “Master Lease”) and all of the terms, covenants, and conditions of the Master Lease shall be applicable to the Sublease.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amended and Restated Bylaws of A10 Networks, Inc.
10.1	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation andA10 Networks, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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

Date: May 8, 2019

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2019

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)