Form 10-Q
period 2019-06-30
A10 Networks, Inc.
filed 2019-08-02
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 26, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,555,094.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,818	$40,621
Marketable securities	82,478	87,754
Accounts receivable, net of allowances of $58 and $319, respectively	45,251	53,972
Inventory	22,522	17,930
Prepaid expenses and other current assets	14,746	14,662
Total current assets	201,815	214,939
Property and equipment, net	7,408	7,262
Goodwill	1,307	1,307
Intangible assets	3,026	3,748
Other non-current assets	13,256	8,620
Total assets	$226,812	$235,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,749	$8,202
Accrued liabilities	20,209	25,291
Deferred revenue	60,571	63,874
Total current liabilities	88,529	97,367
Deferred revenue, non-current	37,220	34,092
Other non-current liabilities	2,737	534
Total liabilities	128,486	131,993
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 76,082 and 74,301 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	388,356	376,272
Accumulated other comprehensive income (loss)	258	(144)
Accumulated deficit	(290,289)	(272,246)
Total stockholders' equity	98,326	103,883
Total liabilities and stockholders' equity	$226,812	$235,876

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Products	$26,785	$39,224	$55,015	$67,373
Services	22,404	21,489	44,464	42,523
Total revenue	49,189	60,713	99,479	109,896
Cost of revenue:
Products	6,891	9,080	14,407	16,189
Services	4,380	4,107	9,114	8,882
Total cost of revenue	11,271	13,187	23,521	25,071
Gross profit	37,918	47,526	75,958	84,825
Operating expenses:
Sales and marketing	23,626	25,788	48,109	52,692
Research and development	14,617	15,572	30,783	34,369
General and administrative	6,099	9,858	14,457	21,452
Total operating expenses	44,342	51,218	93,349	108,513
Loss from operations	(6,424)	(3,692)	(17,391)	(23,688)
Non-operating income (expense):
Interest expense	(37)	(32)	(192)	(65)
Interest and other income (expense), net	776	(429)	143	137
Total non-operating income (expense), net	739	(461)	(49)	72
Loss before income taxes	(5,685)	(4,153)	(17,440)	(23,616)
Provision for income taxes	86	379	603	586
Net loss	$(5,771)	$(4,532)	$(18,043)	$(24,202)
Net loss per share:
Basic and diluted	$(0.08)	$(0.06)	$(0.24)	$(0.33)
Weighted-average shares used in computing net loss per share:
Basic and diluted	75,712	72,707	75,263	72,471

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,771)	$(4,532)	$(18,043)	$(24,202)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	162	75	402	(98)
Comprehensive loss	$(5,609)	$(4,457)	$(17,641)	$(24,300)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock issued and outstanding
Beginning balance	75,183	72,707	74,301	71,692
Common stock issued under employee equity incentive plans	899	—	1,781	1,015
Ending balance	76,082	72,707	76,082	72,707

Stockholders' equity
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	1	1	1	1

Additional paid-in capital:
Beginning balance	381,195	364,953	376,272	355,533
Common stock issued under employee equity incentive plans	2,233	—	3,260	1,269
Stock-based compensation	4,928	2,572	8,824	10,723
Ending balance	388,356	367,525	388,356	367,525

Accumulated other comprehensive income (loss):
Beginning balance	96	(296)	(144)	(123)
Unrealized gain (loss) on marketable securities, net of tax	162	75	402	(98)
Ending balance	258	(221)	258	(221)

Accumulated deficit:
Beginning balance	(284,518)	(264,298)	(272,246)	(257,025)
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	12,397
Net loss	(5,771)	(4,532)	(18,043)	(24,202)
Ending balance	(290,289)	(268,830)	(290,289)	(268,830)

Total stockholders' equity	$98,326	$98,475	$98,326	$98,475

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(18,043)	$(24,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,982	4,103
Stock-based compensation	8,824	10,723
Other non-cash items	(310)	(234)
Changes in operating assets and liabilities:
Accounts receivable	8,802	(1,941)
Inventory	(5,045)	1,993
Prepaid expenses and other assets	63	(705)
Accounts payable	(434)	(3,035)
Accrued and other liabilities	(9,372)	3,163
Deferred revenue	(175)	7,447
Other	123	118
Net cash used in operating activities	(10,585)	(2,570)
Cash flows from investing activities:
Proceeds from sales of marketable securities	16,134	13,877
Proceeds from maturities of marketable securities	19,250	30,655
Purchases of marketable securities	(29,557)	(46,890)
Purchase of investment	—	(1,000)
Purchases of property and equipment	(2,303)	(1,289)
Net cash provided by (used in) investing activities	3,524	(4,647)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,260	1,269
Other	(2)	(52)
Net cash provided by financing activities	3,258	1,217
Net decrease in cash and cash equivalents	(3,803)	(6,000)
Cash and cash equivalents - beginning of period	40,621	46,567
Cash and cash equivalents - end of period	$36,818	$40,567
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$453	$619
Purchases of property and equipment included in accounts payable	$19	$38

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements, which are included in our 2018 Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018 on file with the SEC (the “2018 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2018 Annual Report.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, the incremental borrowing rate used in determining operating lease liabilities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the 2018 Annual Report. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) discussed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019.

Leases

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

Significant customers, including distribution channel partners and direct customers, are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2019	2018	2019	2018
Customer A (a distribution channel partner)	14%	*	14%	*
Customer B (a distribution channel partner)	*	20%	*	14%
Customer C (a distribution channel partner)	12%	*	*	*

* represents less than 10% of total revenue

As of June 30, 2019, three customers accounted for 16%, 14% and 10%, respectively, of our total gross accounts receivable. As of December 31, 2018, two customers accounted for 16% and 12%, respectively, of our total gross accounts receivable.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements issued by the FASB during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in Note 1 of the Company’s 2018 Annual Report, that the Company believes are of significance or potential significance to the Company.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2019 (in thousands):

June 30, 2019
Operating leases
Right-of-use assets:
Other non-current assets	$4,812
Total right-of-use assets	$4,812

Lease liabilities:
Accrued liabilities	$3,081
Other non-current liabilities	2,350
Total operating lease liabilities	$5,431

The aggregate future lease payments for operating leases as of June 30, 2019 were as follows (in thousands):

Remainder of 2019	$1,917
2020	2,051
2021	1,293
2022	337
Total lease payments	5,598
Less: imputed interest	(167)
Present value of lease liabilities	$5,431

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease costs	$852	$1,745
Short-term lease costs	138	275
Total lease costs	$990	$2,020

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

June 30, 2019

Weighted-average remaining term (years)	2.07
Weighted-average discount rate	3.31%

Supplemental cash flow information for the Company’s operating leases (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,982

Right-of-use assets obtained in exchange for new lease liabilities	$467

New Corporate Office Lease

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

The Company anticipates gaining access and the right of use of the lease facility in the fourth quarter of 2019 and will account for the sublease arrangement under ASC 842.

Lease Commitments as of December 31, 2018

As previously disclosed in the Company’s 2018 Annual Report and under the previous lease accounting standard, ASC 840, Leases, the aggregate future minimum lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$3,907
2020	1,921
2021	1,194
2022	313
Total	$7,335

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,998	$27	$—	$11,025	$11,000	$7	$(3)	$11,004
Corporate securities	50,033	189	(9)	50,213	46,442	11	(116)	46,337
U.S. Treasury and agency securities	1,749	—	(2)	1,747	1,748	—	(12)	1,736
Commercial paper	4,955	8	—	4,963	12,327	1	(5)	12,323
Asset-backed securities	14,485	46	(1)	14,530	16,381	5	(32)	16,354
Total	$82,220	$270	$(12)	$82,478	$87,898	$24	$(168)	$87,754

During the six months ended June 30, 2019 and 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$42,570	$42,632
Mature in 1 - 3 years	39,650	39,846
Total	$82,220	$82,478

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,499	$(1)	$5,642	$(8)	$7,141	$(9)
U.S. Treasury and agency securities	—	—	1,747	(2)	1,747	(2)
Asset-backed securities	—	—	1,503	(1)	1,503	(1)
Total	$1,499	$(1)	$8,892	$(11)	$10,391	$(12)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,997	$(3)	$—	$—	$2,997	$(3)
Corporate securities	29,435	(68)	7,601	(48)	37,036	(116)
U.S. Treasury and agency securities	992	(7)	744	(5)	1,736	(12)
Commercial paper	9,888	(5)	—	—	9,888	(5)
Asset-backed securities	8,499	(15)	4,758	(17)	13,257	(32)
Total	$51,811	$(98)	$13,103	$(70)	$64,914	$(168)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2019 and 2018.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$28,565	$—	$—	$28,565	$39,113	$—	$—	$39,113
Cash equivalents	8,253	—	—	8,253	1,508	—	—	1,508
Certificates of deposit	—	11,025	—	11,025	—	11,004	—	11,004
Corporate securities	—	50,213	—	50,213	—	46,337	—	46,337
U.S. Treasury and agency securities	—	1,747	—	1,747	—	1,736	—	1,736
Commercial paper	—	4,963	—	4,963	—	12,323	—	12,323
Asset-backed securities	—	14,530	—	14,530	—	16,354	—	16,354
Total	$36,818	$82,478	$—	$119,296	$40,621	$87,754	$—	$128,375

There were no transfers between Level 1 and Level 2 fair value measurement categories during the six months ended June 30, 2019 and 2018.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Raw materials	$8,465	$7,979
Finished goods	14,057	9,951
Total inventory	$22,522	$17,930

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Prepaid expenses	$7,953	$6,679
Deferred contract acquisition costs	5,272	6,564
Other	1,521	1,419
Total prepaid and other current assets	$14,746	$14,662

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30, 2019	December 31, 2018
	(in years)
Equipment	1 - 3	$49,636	$49,804
Software	1 - 3	4,352	4,088
Furniture and fixtures	1 - 3	967	967
Leasehold improvements	2 - 8	3,834	3,832
Construction in progress		787	160
Property and equipment, gross		59,576	58,851
Less: accumulated depreciation		(52,168)	(51,589)
Property and equipment, net		$7,408	$7,262

Depreciation expense on property and equipment was $1.4 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.6 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(3,030)	$2,020	$5,050	$(2,525)	$2,525
Patents	2,936	(1,930)	$1,006	2,936	(1,713)	1,223
Total intangible assets	$7,986	$(4,960)	$3,026	$7,986	$(4,238)	$3,748

Amortization expense related to purchased intangible assets was $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.7 million for each of the six months ended June 30, 2019 and 2018. Purchased intangible assets will be amortized over a remaining weighted average useful life of 2.1 years.

Future amortization expense for purchased intangible assets as of June 30, 2019 is as follows (in thousands):

Fiscal Year
Remainder of 2019	$721
2020	1,442
2021	863
Total	$3,026

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Accrued compensation and benefits	$8,872	$15,283
Accrued tax liabilities	3,712	4,455
Lease liability	3,081	—
Other	4,544	5,553
Total accrued liabilities	$20,209	$25,291

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Deferred revenue:
Products	$5,799	$5,216
Services	91,992	92,750
Total deferred revenue	97,791	97,966
Less: current portion	(60,571)	(63,874)
Non-current portion	$37,220	$34,092

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint. The amended complaint names the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The amended complaint named the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The Company and individual defendants filed motions to dismiss the amended complaint. On February 21, 2019, the court granted the motions to dismiss with leave to amend within 21 days. The lead plaintiff did not file an amended complaint by the Court-ordered deadline. Instead, on March 21, 2019, the lead plaintiff filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. On April 5, 2019, the clerk of court suspended briefing on the appeal and ordered that, by April 26, 2019, appellants shall either move for voluntary dismissal or show cause why the appeal should not be dismissed for lack of jurisdiction. On April 25, 2019, appellants moved to voluntarily dismiss the appeal without prejudice, and that motion was granted on May 1, 2019. The district court entered final judgment dismissing lead plaintiff’s claims on May 8, 2019. The lead plaintiff subsequently filed a notice of appeal on June 6, 2019.

On May 30, 2018, certain of our current and former directors and officers were named as defendants in a putative shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, captioned Moulton v. Chen et al., 3:18-cv-03223-VC (the “Derivative Action”). We were also named as a nominal defendant. The complaint in the Derivative Action alleges breaches of fiduciary duties and other related claims in connection with purported misrepresentations related to internal controls and revenues and failures to ensure that financial statements were made in accordance with generally accepted accounting principles. Plaintiff seeks unspecified damages allegedly sustained by the Company, restitution, and other relief. On July 11, 2018 the Derivative Action was stayed until a motion to dismiss in the Securities Action is granted with prejudice or denied in whole or in part. Following dismissal of the Securities Action, Plaintiff voluntarily dismissed his claims on June 7, 2019.

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

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2019, the number of shares in the 2014 Plan increased by 3,715,060 shares, representing 5% of the prior year end’s common stock outstanding. As of June 30, 2019, we had 11,983,811 shares available for future grant under the 2014 Plan.

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

Employees purchased 322,903 shares at an average price of $5.18 during the six months ended June 30, 2019. The intrinsic value of shares purchased during the six months ended June 30, 2019 was $0.3 million. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of June 30, 2019, the Company had 2,742,279 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation by type of award:
Stock options	$157	$302	$341	$631
Stock awards	4,522	2,270	7,996	4,935
Employee stock purchase rights (1)	249	—	487	5,157
	$4,928	$2,572	$8,824	$10,723

Stock-based compensation by category of expense:
Cost of revenue	$458	$197	$782	$1,090
Sales and marketing	1,860	701	3,181	3,466
Research and development	1,593	1,003	2,924	4,385
General and administrative	1,017	671	1,937	1,782
	$4,928	$2,572	$8,824	$10,723

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

As of June 30, 2019, the Company had $30.8 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.5 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2018	4,674	$5.19
Granted	—	$—
Exercised	(496)	$3.20
Canceled	(93)	$9.03
Outstanding as of June 30, 2019	4,085	$5.34	4.86	$7,802
Vested and exercisable as of June 30, 2019	3,688	$5.22	4.47	$7,517

As of June 30, 2019, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.82 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.8 million and $1.1 million during the six months ended June 30, 2019 and 2018, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our board of directors, and PSUs and market performance-based restricted stock units (“MSUs”) to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of June 30, 2019, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining shares 93,500 will vest (as to 80%) in February 2020 subject to continued service vesting requirements.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2020, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to service condition vesting requirements. None of these PSUs were vested as of June 30, 2019.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to service condition vesting requirements. None of these PSUs were vested as of June 30, 2019.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2018	5,974	$6.51
Granted	1,245	$6.78
Released	(962)	$6.73
Canceled	(580)	$6.41
Nonvested as of June 30, 2019	5,677	$6.54	1.61

The aggregate fair value of stock awards released as of the respective vesting dates was $6.4 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively.

8. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the three and six months ended June 30, 2019 and 2018, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options, restricted stock units and employee stock purchase rights	9,600	9,209	9,797	9,826

9. Income Taxes

We recorded income tax expense of $0.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million for each of the six months ended June 30, 2019 and 2018, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of June 30, 2019. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $4.0 million of unrecognized tax benefits as of June 30, 2019 and December 31, 2018. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$15,278	$30,443	$33,378	$51,121
Japan	14,894	11,868	28,046	24,948
Asia Pacific, excluding Japan	9,213	10,667	17,989	18,105
EMEA	6,570	5,420	13,799	11,919
Other	3,234	2,315	6,267	3,803
Total revenue	$49,189	$60,713	$99,479	$109,896

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease ROU assets based on the physical location of the assets (in thousands):

	June 30, 2019	December 31, 2018
United States	$6,843	$5,525
Japan	3,195	1,108
Other	2,182	629
Total	$12,220	$7,262

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

For additional information and disclosure of the impact of adopting the new standard, see Note 2 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of the 2018 Annual Report.

Contract Balances
The following table reflects contract balances with customers (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, net	$45,251	$53,972
Deferred revenue, current	60,571	63,874
Deferred revenue, non-current	37,220	34,092

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount is immaterial as of June 30, 2019.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three months ended June 30, 2019 and 2018, we recognized revenue of $21.0 million and $17.2 million, respectively, and during the six months ended June 30, 2019 and 2018, we recognized revenue of $38.7 million and $36.7 million, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $8.5 million as of June 30, 2019, and the related amortization amount was $1.9 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.9 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

June 30, 2019

Within 1 year	$60,571
Next 2 to 3 years	29,678
Thereafter	7,542
Total	$97,791

12. Subsequent Events

On July 26, 2019, the Company entered into a letter agreement with VIEX Capital Advisors, LLC (“VIEX”), certain entities affiliated with VIEX, and Eric Singer. Pursuant to the letter agreement, among other things, a) the Company increased the size of the Company’s board of directors (the “Board”) to six directors and appointed Mr. Singer to serve as a director, effective July 26, 2019; b) Mr. Singer was appointed to the Board’s Compensation, Nominating and Corporate Governance and Strategy Committees; c) VIEX and certain of its affiliated entities agreed to customary “standstill” provisions that will expire at 11:59 p.m., Pacific time, on the day that is 15 business days prior to the deadline for the submission of stockholder nominations of directors and business proposals for the Company’s 2020 Annual Meeting of Stockholders (the “Restricted Period”); and d) after August 25, 2019, and prior to the expiration of the Restricted Period, VIEX has the right to recommend one independent director for appointment to the Board, and the Board must take appropriate action to appoint that person.

On July 30, 2019, the Company announced the planned retirement of Lee Chen, the Company’s President and Chief Executive Officer. The Board has formed a search committee and retained an executive search firm for the purpose of recruiting and exploring potential chief executive officer candidates. Upon the appointment of a successor, Mr. Chen will resign as president and chief executive officer.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth and other factors contributing to such growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our ability to timely file financial, periodic and current reports required by the Exchange Act;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally and any related impact on profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction, retention and growth of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	our expectations regarding our future expenses;

•	our exploration of strategic alternatives;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	tariffs affecting us;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

Our investor relations website is located at https://investors.a10networks.com. We use our investor relations website, our company blog (https://www.a10networks.com/blog) and our corporate Twitter account (https://twitter.com/A10Networks) to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, our company blog and our corporate Twitter account, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

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

We sell our products globally to service providers, enterprises and web giants that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2019, we had sold products to approximately 6,500 end customers across 116 countries.

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

During the first half of 2019, 34% of our total revenue was generated from the United States, 28% from Japan and 38% from other geographical regions. During the first half of 2018, 47% of our total revenue was generated from the United States, 23% from Japan and 30% from other geographical regions. Our enterprise customers accounted for 45% and 40% of our total revenue during the first half of 2019 and 2018, respectively. Our service provider customers accounted for 43% and 42% of our total revenue during the first half of 2019 and 2018, respectively. Our web giant customers accounted for 12% and 18% of our total revenue during the first half of 2019 and 2018, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and web giants, in any period. Purchases from our ten largest end-customers accounted for 33% and 38% of our total revenue for the first half of 2019 and 2018, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2019, we had $36.8 million of cash and cash equivalents and $82.5 million of marketable securities. Cash used in operating activities was $10.6 million in the first half of 2019 compared to $2.6 million cash used in operating activities in the same period of last year.

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

Recent Developments

As previously disclosed, on July 26, 2019, we entered into a letter agreement with VIEX Capital Advisors, LLC (“VIEX”), certain entities affiliated with VIEX, and Eric Singer. Pursuant to the letter agreement, we increased the size of the board of directors (the “Board”) to six directors and appointed Mr. Singer to serve as a director, effective July 26, 2019. Mr. Singer was also appointed to the Board’s Compensation, Nominating and Corporate Governance and Strategy Committees. VIEX and certain of its affiliated entities have agreed to customary “standstill” provisions that will expire at 11:59 p.m., Pacific time, on the day that is 15 business days prior to the deadline for the submission of stockholder nominations of directors and business proposals for our 2020 Annual Meeting of Stockholders.

On July 30, 2019, we announced the planned retirement of Lee Chen, our president and chief executive officer. The Board has formed a search committee and retained an executive search firm for the purpose of recruiting and exploring potential chief executive officer candidates. Upon the appointment of a successor, Mr. Chen will resign as president and chief executive officer.

On July 30, 2019, we also announced the formation of a Strategy Committee of the Board consisting of Mr. Singer and existing directors Peter Chung and Tor Braham. The Strategy Committee is tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we have retained Bank of America Merrill Lynch to advise us and the Board on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$26,785	54.5%	$39,224	64.6%	$(12,439)	(31.7)%
Services	22,404	45.5	21,489	35.4	915	4.3
Total revenue	49,189	100.0	60,713	100.0	(11,524)	(19.0)
Cost of revenue:
Products	6,891	14.0	9,080	14.9	(2,189)	(24.1)
Services	4,380	8.9	4,107	6.8	273	6.6
Total cost of revenue	11,271	22.9	13,187	21.7	(1,916)	(14.5)
Gross profit	37,918	77.1	47,526	78.3	(9,608)	(20.2)
Operating expenses:
Sales and marketing	23,626	48.0	25,788	42.6	(2,162)	(8.4)
Research and development	14,617	29.7	15,572	25.6	(955)	(6.1)
General and administrative	6,099	12.4	9,858	16.2	(3,759)	(38.1)
Total operating expenses	44,342	90.1	51,218	84.4	(6,876)	(13.4)
Loss from operations	(6,424)	(13.1)	(3,692)	(6.1)	(2,732)	74.0
Non-operating income (expense):
Interest expense	(37)	(0.1)	(32)	(0.1)	(5)	15.6
Interest and other income (expense), net	776	1.6	(429)	(0.6)	1,205	280.9
Total non-operating income (expense), net	739	1.5	(461)	(0.7)	1,200	260.3
Loss before income taxes	(5,685)	(11.6)	(4,153)	(6.8)	(1,532)	36.9
Provision for income taxes	86	0.2	379	0.7	(293)	(77.3)
Net loss	$(5,771)	(11.7)%	$(4,532)	(7.5)%	$(1,239)	27.3%

.

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$55,015	55.3%	$67,373	61.3%	$(12,358)	(18.3)%
Services	44,464	44.7	42,523	38.7	1,941	4.6
Total revenue	99,479	100.0	109,896	100.0	(10,417)	(9.5)
Cost of revenue:
Products	14,407	14.5	16,189	14.7	(1,782)	(11.0)
Services	9,114	9.2	8,882	8.1	232	2.6
Total cost of revenue	23,521	23.6	25,071	22.8	(1,550)	(6.2)
Gross profit	75,958	76.4	84,825	77.2	(8,867)	(10.5)
Operating expenses:
Sales and marketing	48,109	48.4	52,692	48.0	(4,583)	(8.7)
Research and development	30,783	30.9	34,369	31.3	(3,586)	(10.4)
General and administrative	14,457	14.5	21,452	19.5	(6,995)	(32.6)
Total operating expenses	93,349	93.8	108,513	98.8	(15,164)	(14.0)
Loss from operations	(17,391)	(17.5)	(23,688)	(21.6)	6,297	(26.6)
Non-operating income (expense):
Interest expense	(192)	(0.2)	(65)	(0.1)	(127)	195.4
Interest and other income (expense), net	143	0.1	137	0.2	6	4.4
Total non-operating income (expense), net	(49)	—	72	0.1	(121)	(168.1)
Loss before income taxes	(17,440)	(17.5)	(23,616)	(21.5)	6,176	(26.2)
Provision for income taxes	603	0.6	586	0.5	17	2.9
Net loss	$(18,043)	(18.1)%	$(24,202)	(22.0)%	$6,159	(25.4)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$26,785	54%	$39,224	65%	$(12,439)	(32)%
Services	22,404	46	21,489	35	915	4
Total revenue	$49,189	100%	$60,713	100%	$(11,524)	(19)%
Revenue by geographic region:
United States	$15,278	31%	$30,443	50%	$(15,165)	(50)%
Japan	14,894	30	11,868	20	3,026	25
Asia Pacific, excluding Japan	9,213	19	10,667	18	(1,454)	(14)
EMEA	6,570	13	5,420	9	1,150	21
Other	3,234	7	2,315	3	919	40
Total revenue	$49,189	100%	$60,713	100%	$(11,524)	(19)%

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$55,015	55%	$67,373	61%	$(12,358)	(18)%
Services	44,464	45	42,523	39	1,941	5
Total revenue	$99,479	100%	$109,896	100%	$(10,417)	(9)%
Revenue by geographic region:
United States	$33,378	34%	$51,121	47%	$(17,743)	(35)%
Japan	28,046	28	24,948	23	3,098	12
Asia Pacific, excluding Japan	17,989	18	18,105	16	(116)	(1)
EMEA	13,799	14	11,919	11	1,880	16
Other	6,267	6	3,803	3	2,464	65
Total revenue	$99,479	100%	$109,896	100%	$(10,417)	(9)%

Total revenue decreased by $11.5 million, or 19%, during the second quarter of 2019 compared to the same period of 2018. This decrease was due primarily to a $15.2 million decrease in revenue in the United States, which was primarily driven by lower demand from our web giant and service provider customers. This decrease was partially offset by a $3.0 million increase in revenue in Japan due to higher demand from our web giant customers.

Total revenue decreased by $10.4 million, or 9%, during the first half of 2019 compared to the same period of 2018.
This decrease was due to a $17.7 million decrease in revenue in the United States, partially offset by a $3.1 million increase in revenue in Japan, and $2.5 million increase in other revenue primarily from Latin America.

Products revenue decreased $12.4 million, or 32%, during the second quarter of 2019 compared to the same period of 2018 primarily driven by lower demand from customers in the United States, partially offset by higher demand from our customers in Japan. Product revenue decreased $12.4 million, or 18%, in the first half of 2019 compared to the same period of 2018 primarily driven by lower demand from customers in the United States, partially offset by the increase in demand from our customers in Japan.

Services revenue increased $0.9 million, or 4%, during the second quarter of 2019 compared to the same period of 2018. Services revenue increased $1.9 million, or 5%, in the first half of 2019 compared to the same period of 2018. The increases were primarily attributable to the increase in PCS sales from our increased installed customer base.

During the second quarter of 2019, $15.3 million, or 31% of total revenue, was generated from the United States, which represents a 50% decrease compared to the same period of 2018. The decrease in the second quarter of 2019 was primarily due to lower products revenue driven by lower demand from our web giant customers in the United States. During the first half of 2019, $33.4 million, or 34% of total revenue was generated from the United States, which represents a 35% decrease compared to the same period of last year. The decrease was primarily driven by lower product revenue due to the transformation of our sales organization and lower demand from our web giant customers in the United States.

During the second quarter of 2019, $14.9 million, or 30% of total revenue, was generated from Japan, which represents a 25% increase compared to the same period of 2018. The increase in the second quarter of 2019 was driven primarily by increased product revenue from our web giant customers in Japan. During the first half of 2019, $28.0 million, or 28% of total revenue, was generated from Japan, which represents a 12% increase compared to the same period of last year. The increase was driven primarily by increased product revenue from our web giant customers in Japan.

During the second quarter of 2019, $9.2 million, or 19% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 14% decrease compared to the same period of 2018. The decrease in the second quarter of 2019 was driven primarily by lower service provider revenue, partially offset by higher products revenue and higher revenue from our web giant customers. During the first half of 2019, $18.0 million, or 18% of total revenue, was generated from Asia Pacific regions excluding Japan, which remained relatively consistent compared to the same period of last year.

During the second quarter of 2019, $6.6 million, or 13% of total revenue, was generated from EMEA, which represents a 21% increase compared to the same period of 2018. The increase in the second quarter of 2019 was driven primarily by higher products revenue and higher services revenue from service providers. During the first half of 2019, $13.8 million, or 14% of total revenue, was generated from EMEA, which represents a 16% increase compared to the same period of 2018.

During the second quarter of 2019, $3.2 million, or 7% of total revenue, was generated from other regions, primarily Latin America, which represents a 40% increase compared to the same period of 2018. The increase in the second quarter of 2019 was driven by higher products revenue and higher services revenue from service provider and enterprise customers. During the first half of 2019, $6.3 million, or 6% of total revenue, was generated from Latin America, which represents a 65% increase compared to the same period of 2018.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$6,891	$9,080	$(2,189)	(24.1)%
Services	4,380	4,107	273	6.6
Total cost of revenue	$11,271	$13,187	$(1,916)	(14.5)%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$14,407	$16,189	$(1,782)	(11.0)%
Services	9,114	8,882	232	2.6
Total cost of revenue	$23,521	$25,071	$(1,550)	(6.2)%

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

Our sales are generally denominated in U.S. dollars; however, in Japan, our sales are denominated in Japanese yen. Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin. A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$19,894	74.3%	$30,144	76.9%	$(10,250)	(2.6)%
Services	18,024	80.4	17,382	80.9	642	(0.5)
Total gross profit	$37,918	77.1%	$47,526	78.3%	$(9,608)	(1.2)%

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$40,608	73.8%	$51,184	76.0%	$(10,576)	(2.2)%
Services	35,350	79.5	33,641	79.1	1,709	0.4
Total gross profit	$75,958	76.4%	$84,825	77.2%	$(8,867)	(0.8)%

Products gross margin decreased 2.6% points during the second quarter of 2019 compared to the same period of 2018, primarily driven by pricing incentives on select strategic opportunities. Product gross margin decreased 2.2% points in the first half of 2019 compared to the same period of last year due to changes in product and geographic mix.

Services gross margin remained relatively unchanged for the second quarter and first half of 2019 compared to the same periods of 2018.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$23,626	$25,788	$(2,162)	(8.4)%
Research and development	14,617	15,572	(955)	(6.1)
General and administrative	6,099	9,858	(3,759)	(38.1)
Total operating expenses	$44,342	$51,218	$(6,876)	(13.4)%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$48,109	$52,692	$(4,583)	(8.7)%
Research and development	30,783	34,369	(3,586)	(10.4)
General and administrative	14,457	21,452	(6,995)	(32.6)
Total operating expenses	$93,349	$108,513	$(15,164)	(14.0)%

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

The decrease in sales and marketing expense for the second quarter of 2019 compared to the same period of 2018 was primarily attributable to a decrease in employee headcount resulting in a decrease of $3.1 million in salaries and sales commissions, partially offset by a $1.1 million increase in stock-based compensation expense due to an increase in equity award grants in the second quarter of 2019 following the suspension of our equity plans during the second quarter of 2018.

The decrease in sales and marketing expense for the first half of 2019 compared to the same period of 2018 was primarily due to a decrease in employee headcount resulting in a decrease of $3.3 million in salaries and sales commissions, and a $1.6 million decrease in stock-based compensation related to our ESPP in the first half of 2019, which was suspended in March 2018 and resulted in the recognition of accelerated unrecognized stock-based compensation expense in the first quarter of 2018.

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

The decrease in research and development expense for the second quarter of 2019 compared to the same period of 2018 was primarily driven by a $1.7 million decrease in salaries and bonus, partially offset by $0.7 million increased stock-based compensation expense due to an increase in equity award grants in the second quarter of 2019 following the suspension of our equity plans during the second quarter of 2018.

The decrease in research and development expense for the first half of 2019 compared to the same period of 2018 was primarily due to a $2.4 million decrease in employee salaries and bonus and a $1.4 million decrease primarily in ESPP related stock-based compensation expense. Our ESPP was suspended in March 2018 due to the delay of the filing of our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2017. Accordingly, all the remaining unrecognized stock-

based compensation expense related to our ESPP was recognized in the first quarter of 2018. See Note 7 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information.

We expect research and development expenses to be relatively consistent quarter over quarter for the remainder of 2019.

General and Administrative

General and administrative expenses primarily consist of personnel costs, professional services and office expenses. General and administrative personnel costs include executive, finance, human resources, information technology, facility and legal related expenses. Professional services primarily consist of fees for outside accounting, tax, external legal counsel (including litigation), recruiting and other administrative services.

The decrease in general and administrative expenses for the second quarter of 2019 compared to the same period of 2018 was primarily driven by a decrease of $2.6 million in internal investigation related fees. The decrease in general and administrative expenses for the first half of 2019 compared to the same period of 2018 was primarily driven by a decrease of $5.7 million in internal investigation related fees we incurred in 2018.

We expect general and administrative expenses to be relatively consistent quarter over quarter for the remainder of 2019.

Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. At June 30, 2019, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial for the second quarter and first half of 2019 and for the same periods of 2018.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had a favorable change of $1.2 million, or 280.9%, for the second quarter of 2019 compared to the same period of 2018 primarily driven by a $1.0 million foreign exchange loss in the second quarter of 2018, and a $0.2 million increase in interest income in the second quarter of 2019 compared to the same period of 2018.

Interest and other income (expense), net, was immaterial and remained relatively consistent for the first half of 2019 compared to the same period of 2018.

Provision for Income Taxes

We recorded an income tax provision of $0.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million for each of the six months ended June 30, 2019 and 2018, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $36.8 million, including $7.1 million held outside the United States in our foreign subsidiaries, and $82.5 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2019, we had working capital of $113.3 million, accumulated deficit of $290.3 million and total stockholders’ equity of $98.3 million.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of June 30, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(10,585)	$(2,570)
Investing activities	3,524	(4,647)
Financing activities	3,258	1,217
Net decrease in cash and cash equivalents	$(3,803)	$(6,000)

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

During the six months ended June 30, 2019, cash used in operating activities was $10.6 million, consisting of a net loss of $18.0 million which includes non-cash charges of $13.5 million and a cash decrease resulting from the net change in operating assets and liabilities of $6.0 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $5.0 million and stock-based compensation expense of $8.8 million. The net change in our operating assets and liabilities primarily reflects outflows from the changes in accrued and other liabilities of $9.4 million and inventory of $5.0 million, partially offset by an inflow from the changes in accounts receivable of $8.8 million.

The favorable change in accounts receivable was attributed to timing of cash collections. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in inventory was due to the timing of shipments.

During the six months ended June 30, 2018, cash used in operating activities was $2.6 million, consisting of a net loss of $24.2 million which includes our internal investigation charges of $7.3 million, non-cash charges of $14.6 million and a cash increase resulting from the net change in operating assets and liabilities of $7.0 million. Our non-cash charges consisted primarily of stock-based compensation expense of $10.7 million and depreciation and amortization expenses of $4.1 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $7.4 million, accrued liabilities of $3.2 million and inventory of $2.0 million, offset primarily by an outflow from the changes in accounts payable of $3.0 million and accounts receivable of $1.9 million.

The favorable change in deferred revenue was primarily driven by the increased sales in product subscriptions and support services. The favorable change in accrued liabilities was primarily driven by higher royalty accrual related to our increased sales of security solutions and higher legal fees accrual due to our internal investigation as we previously disclosed, offset in part by the decrease in our ESPP related accrual. Our ESPP was suspended in March 2018 due to our non-timely filing status at that time. The favorable change in inventory was due to our improved inventory management. The decrease in accounts payable was primarily driven by the timing of vendor invoice payments. The unfavorable change in accounts receivable was attributed to the increased sales in our second quarter.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was $3.5 million, consisting of proceeds from sales and maturities of marketable securities of $35.4 million, partially offset by purchases of marketable securities of $29.6 million and purchases of property and equipment of $2.3 million.

During the six months ended June 30, 2018, cash used in investing activities was $4.6 million, consisting of purchases of property and equipment of $1.3 million, marketable securities of $46.9 million and investment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $44.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, cash provided by financing activities was $3.3 million and $1.2 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of capital leases, operating leases, purchase commitments and other contractual obligations.

On May 2, 2019 (the “Effective Date”), we entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for corporate office space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). We intend to use the premises as a corporate office space and for research and development purposes. The term of the Sublease is seven years and eight months from the earlier of (i) December 1, 2019 or (ii) the date we commence business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease is approximately $26.4 million. In addition to base rent, we will also be responsible for operating and other expenses.

There have been no additional material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2019 as compared to the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for leases that were updated as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019 compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018. See Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for the summary of the new accounting policies under ASC Topic 842.

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

We recorded $1.0 million foreign exchange loss during the six months ended June 30, 2019. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of June 30, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At June 30, 2019, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $82.5 million and $82.2 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2019 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2019	50 BPS	100 BPS	150 BPS
Marketable securities	$83,191	$82,953	$82,716	$82,478	$82,241	$82,003	$81,766

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of June 30, 2019, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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
Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2019 and December 31, 2018.

Material Weaknesses Identified

The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017. The material weaknesses relate to our control environment and monitoring activities and revenue recognition. The material weaknesses led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015. As described below, management has developed and implemented remediation actions to address the material weaknesses and further actions are ongoing as of June 30, 2019. Management has reported to the Audit Committee the status of these remediation actions. Further, the Company has not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weaknesses continue to be present as of June 30, 2019. These control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASC Topic 842, the new lease accounting standard. We implemented changes to our lease recognition policies, process and control activities to support the adoption of ASC Topic 842. Except in relation to our adoption of ASC Topic 842, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were not able to assert in our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017, that our internal control over financial reporting was effective as of December 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, which continue to exist as of June 30, 2019, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2019, December 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. As described in Part I, Item 4, “Controls and Procedures” of this report, we have initiated remediation efforts to address the identified weaknesses. However, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

We have experienced net losses in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses for the six months ended June 30, 2019 and for the years ended December 31, 2018 and 2017. We may not be able to increase our revenue growth or achieve profitability in the future or on a consistent basis. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions. Also, some of our largest customers are cloud providers that utilize our existing solutions, and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model.  Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. Any failure to adapt to these evolving trends may reduce our revenue or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, purchases from our ten largest end-customers accounted for approximately 33%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and web giants. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, service providers accounted for approximately

43%, 43% and 47% of our total revenue, respectively, and web giants accounted for approximately 12%, 18% and 14% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, approximately 66%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 29 countries as of June 30, 2019, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and EMEA Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $1.0 million unfavorable for the six months ended June 30, 2019, and $0.7 million and $0.4 million unfavorable for the years ended December 31, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

In July 2019, we announced the planned retirement of Lee Chen, our president and chief executive officer. Our board of directors has formed a search committee and retained an executive search firm for the purpose of recruiting and exploring potential chief executive officer candidates. Upon the appointment of a successor, Mr. Chen will resign as president and chief executive officer. This executive leadership transition has the potential to disrupt our operations and relationships with employees, customers and suppliers, as the search could take us longer than expected and divert management resources, and the newly hired employee could take longer than expected to integrate into the executive management team.

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

There can be no assurance that our exploration of strategic alternatives will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On July 30, 2019, we announced that our board of directors has formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we have retained Bank of America Merrill Lynch to advise us and the board on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•	disruption of our business;

•	distraction of our management and employees;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel, such as a successor to our current president and chief executive officer;

•	difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;

•	increased stock price volatility; and

•	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union has adopted a General Data Protection Regulation, or GDPR, which superseded the Data Protection Directive. This regulation, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR is new, it may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Additionally, California recently enacted the California Consumer Privacy Act, or CCPA, which will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new rights to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and legislators have proposed additional amendments to the CCPA, of which nearly a dozen continue to progress through the California Senate committee. In addition, the Office of the California Attorney General will be promulgating regulations to establish procedures to facilitate these new rights. The proposed regulations are anticipated to be published in the fall of 2019, and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such, it remains unclear whether further modifications will be made to this legislation or how it will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales of our subscription-based offerings will not be immediately reflected in our operating results and may adversely affect our revenue in the future.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Part I, Item 4, “Controls and Procedures,” of this report, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017 and that our disclosure controls and procedures were not effective as of June 30, 2019, December 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

As of June 30, 2019, our executive officers and directors, together with affiliated entities, owned 27% of our then outstanding common stock (45% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2019, there were approximately 3.7 million vested and exercisable options to purchase our common stock, in addition to the 76.1 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2019 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Not applicable.

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

Date: August 2, 2019

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2019

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)