Form 10-Q
period 2019-09-30
A10 Networks, Inc.
filed 2019-11-01
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 28, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,818,472.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36,067	$40,621
Marketable securities	86,525	87,754
Accounts receivable, net of allowances of $52 and $319, respectively	45,397	53,972
Inventory	21,081	17,930
Prepaid expenses and other current assets	14,509	14,662
Total current assets	203,579	214,939
Property and equipment, net	8,846	7,262
Goodwill	1,307	1,307
Intangible assets	2,666	3,748
Other non-current assets	12,549	8,620
Total assets	$228,947	$235,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,488	$8,202
Accrued liabilities	20,735	25,291
Deferred revenue	59,603	63,874
Total current liabilities	85,826	97,367
Deferred revenue, non-current	38,470	34,092
Other non-current liabilities	2,483	534
Total liabilities	126,779	131,993
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 76,744 and 74,301 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	391,998	376,272
Accumulated other comprehensive income (loss)	285	(144)
Accumulated deficit	(290,116)	(272,246)
Total stockholders' equity	102,168	103,883
Total liabilities and stockholders' equity	$228,947	$235,876

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$30,052	$38,265	$85,067	$105,638
Services	22,781	22,237	67,245	64,760
Total revenue	52,833	60,502	152,312	170,398
Cost of revenue:
Products	7,108	8,790	21,515	24,979
Services	4,812	4,224	13,926	13,106
Total cost of revenue	11,920	13,014	35,441	38,085
Gross profit	40,913	47,488	116,871	132,313
Operating expenses:
Sales and marketing	22,056	24,539	70,165	77,231
Research and development	15,784	15,505	46,567	49,874
General and administrative	2,854	9,012	17,311	30,464
Total operating expenses	40,694	49,056	134,043	157,569
Income (loss) from operations	219	(1,568)	(17,172)	(25,256)
Non-operating income (expense):
Interest expense	(30)	(34)	(222)	(99)
Interest and other income (expense), net	254	(131)	397	6
Total non-operating income (expense), net	224	(165)	175	(93)
Income (loss) before provision for income taxes	443	(1,733)	(16,997)	(25,349)
Provision for income taxes	270	74	873	660
Net income (loss)	$173	$(1,807)	$(17,870)	$(26,009)
Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.24)	$(0.36)
Diluted	$0.00	$(0.02)	$(0.24)	$(0.36)
Weighted-average shares used in computing net income (loss) per share:
Basic	76,618	72,707	75,611	72,550
Diluted	79,093	72,707	75,611	72,550

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$173	$(1,807)	$(17,870)	$(26,009)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	27	64	429	(34)
Comprehensive income (loss)	$200	$(1,743)	$(17,441)	$(26,043)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issued and outstanding
Beginning balance at June 30, 2019 and 2018 and December 31, 2018 and December 31, 2107, respectively	76,082	72,707	74,301	71,692
Common stock issued under employee equity incentive plans	662	—	2,443	1,015
Ending balance	76,744	72,707	76,744	72,707

Stockholders' equity
Beginning balance at June 30, 2019 and 2018 and December 31, 2018 and December 31, 2107, respectively	$98,326	$98,473	$103,883	$98,386
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Additional paid-in capital:
Beginning balance	$388,356	$367,524	$376,272	$355,533
Common stock issued under employee equity incentive plans	245	—	3,505	1,269
Stock-based compensation	3,397	2,333	12,221	13,055
Ending balance	$391,998	$369,857	$391,998	$369,857

Accumulated other comprehensive income (loss):
Beginning balance	$258	$(221)	$(144)	$(123)
Unrealized gain (loss) on marketable securities, net of tax	27	64	429	(34)
Ending balance	$285	$(157)	$285	$(157)

Accumulated deficit:
Beginning balance	$(290,289)	$(268,831)	$(272,246)	$(257,025)
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	12,396
Net income (loss)	173	(1,807)	(17,870)	(26,009)
Ending balance	$(290,116)	$(270,638)	$(290,116)	$(270,638)

Total stockholders' equity	$102,168	$99,063	$102,168	$99,063

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(17,870)	$(26,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,433	6,020
Stock-based compensation	12,221	13,055
Other non-cash items	(422)	152
Changes in operating assets and liabilities:
Accounts receivable	8,735	(3,144)
Inventory	(4,222)	1,550
Prepaid expenses and other assets	468	(868)
Accounts payable	(3,172)	806
Accrued and other liabilities	(9,183)	(1,482)
Deferred revenue	107	4,219
Other	—	183
Net cash used in operating activities	(5,905)	(5,518)
Cash flows from investing activities:
Proceeds from sales of marketable securities	22,189	23,194
Proceeds from maturities of marketable securities	33,449	41,732
Purchases of marketable securities	(53,852)	(67,754)
Purchase of investment	—	(1,000)
Purchases of property and equipment	(3,939)	(2,252)
Net cash used in investing activities	(2,153)	(6,080)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,505	1,269
Other	(1)	(76)
Net cash provided by financing activities	3,504	1,193
Net decrease in cash and cash equivalents	(4,554)	(10,405)
Cash and cash equivalents - beginning of period	40,621	46,567
Cash and cash equivalents - end of period	$36,067	$36,162
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$1,070	$925
Purchases of property and equipment included in accounts payable	$459	$78

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2018 has been derived from our audited financial statements, which are included in our 2018 Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018 on file with the SEC (the “2018 Annual Report”).

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

Management performed an evaluation of the Company’s activities through the date of filing of this Quarterly Report on Form 10-Q, except for those items disclosed in Note 6 and Note 12 of these Condensed Consolidated Financial Statements, and has concluded that there were no other subsequent events or transactions that occurred subsequent to the balance sheet date prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the 2018 Annual Report. Other than the accounting policies related to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) discussed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019.

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

The adoption of ASU 2016-02 on January 1, 2019, using the modified retrospective method, resulted in the recognition of right-of-use assets of approximately $6.0 million and lease liabilities for operating leases of approximately $6.8 million on the Company’s condensed consolidated balance sheets, with no material impact to its condensed consolidated statements of operations. See Note 2 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

Significant customers, including distribution channel partners and direct customers, are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2019	2018	2019	2018
Customer A (a distribution channel partner)	16%	*	11%	*
Customer B (a distribution channel partner)	*	16%	*	14%
Customer C (a distribution channel partner)	11%	*	13%	*
* represents less than 10% of total revenue

As of September 30, 2019, two customers accounted for 16% and 11%, respectively, of our total gross accounts receivable. As of December 31, 2018, two customers accounted for 16% and 12%, respectively, of our total gross accounts receivable.

Recent Accounting Pronouncements Not Yet Effective

Effective January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its Condensed Consolidated Financial Statements.

Effective January 1, 2020, the Company will adopt ASU No. 2018-13, Fair Value Measurement (Topic 820 - Changes to the Disclosure Requirements for the Fair Value Measurement. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company does not expect the new guidance to have a significant impact on its Condensed Consolidated Financial Statements.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2019 (in thousands):

September 30, 2019
Operating leases
Right-of-use assets:
Other non-current assets	$4,076
Total right-of-use assets	$4,076

Lease liabilities:
Accrued liabilities	$2,392
Other non-current liabilities	1,997
Total operating lease liabilities	$4,389

The aggregate future lease payments for operating leases as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$930
2020	1,924
2021	1,314
2022	344
Total lease payments	4,512
Less: imputed interest	(123)
Present value of lease liabilities	$4,389

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease costs	$821	$2,566
Short-term lease costs	138	413
Total lease costs	$959	$2,979

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

September 30, 2019

Weighted-average remaining term (years)	2.02
Weighted-average discount rate	3.13%

Supplemental cash flow information for the Company’s operating leases (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,934

Right-of-use assets obtained in exchange for new lease liabilities	$549

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

Lease Commitments as of December 31, 2018

As previously disclosed in the Company’s 2018 Annual Report and under the previous lease accounting standard, ASC 840, Leases, the aggregate future minimum lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$3,907
2020	1,921
2021	1,194
2022	313
Total	$7,335

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$11,098	$16	$—	$11,114	$11,000	$7	$(3)	$11,004
Corporate securities	51,289	226	(5)	51,510	46,442	11	(116)	46,337
U.S. Treasury and agency securities	5,735	1	(1)	5,735	1,748	—	(12)	1,736
Commercial paper	4,482	3	(1)	4,484	12,327	1	(5)	12,323
Asset-backed securities	13,636	46	—	13,682	16,381	5	(32)	16,354
Total	$86,240	$292	$(7)	$86,525	$87,898	$24	$(168)	$87,754

During the nine months ended September 30, 2019 and 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2019 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$44,550	$44,708
Mature in 1 - 3 years	41,690	41,817
Total	$86,240	$86,525

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,647	$(1)	$900	$—	$2,547	$(1)
U.S. Treasury and agency securities	6,999	(5)	1,489	(1)	8,488	(6)
Asset-backed securities	1,000	—	6	—	1,006	—
Total	$9,646	$(6)	$2,395	$(1)	$12,041	$(7)

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,997	$(3)	$—	$—	$2,997	$(3)
Corporate securities	29,435	(68)	7,601	(48)	37,036	(116)
U.S. Treasury and agency securities	992	(7)	744	(5)	1,736	(12)
Commercial paper	9,888	(5)	—	—	9,888	(5)
Asset-backed securities	8,499	(15)	4,758	(17)	13,257	(32)
Total	$51,811	$(98)	$13,103	$(70)	$64,914	$(168)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2019 and 2018.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$34,977	$—	$—	$34,977	$39,113	$—	$—	$39,113
Cash equivalents	1,090	—	—	1,090	1,508	—	—	1,508
Certificates of deposit	—	11,114	—	11,114	—	11,004	—	11,004
Corporate securities	—	51,510	—	51,510	—	46,337	—	46,337
U.S. Treasury and agency securities	—	5,735	—	5,735	—	1,736	—	1,736
Commercial paper	—	4,484	—	4,484	—	12,323	—	12,323
Asset-backed securities	—	13,682	—	13,682	—	16,354	—	16,354
Total	$36,067	$86,525	$—	$122,592	$40,621	$87,754	$—	$128,375

There were no transfers between Level 1 and Level 2 fair value measurement categories during the nine months ended September 30, 2019 and 2018.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Raw materials	$8,197	$7,979
Finished goods	12,884	9,951
Total inventory	$21,081	$17,930

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Prepaid expenses	$7,324	$6,679
Deferred contract acquisition costs	5,360	6,564
Other	1,825	1,419
Total prepaid expenses and other current assets	$14,509	$14,662

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30, 2019	December 31, 2018
	(in years)
Equipment	1 - 3	$50,490	$49,804
Software	1 - 3	4,459	4,088
Furniture and fixtures	1 - 3	967	967
Leasehold improvements	2 - 8	3,869	3,832
Construction in progress		2,450	160
Property and equipment, gross		62,235	58,851
Less: accumulated depreciation		(53,389)	(51,589)
Property and equipment, net		$8,846	$7,262

Depreciation expense on property and equipment was $1.3 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $3.9 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(3,282)	$1,768	$5,050	$(2,525)	$2,525
Patents	2,936	(2,038)	$898	2,936	(1,713)	1,223
Total intangible assets	$7,986	$(5,320)	$2,666	$7,986	$(4,238)	$3,748

Amortization expense related to purchased intangible assets was $0.4 million for both of the three months ended September 30, 2019 and 2018, respectively, and $1.1 million for each of the nine months ended September 30, 2019 and 2018. Purchased intangible assets will be amortized over a remaining weighted average useful life of 1.9 years.

Future amortization expense for purchased intangible assets as of September 30, 2019 is as follows (in thousands):

Fiscal Year
Remainder of 2019	$361
2020	1,442
2021	863
Total	$2,666

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Accrued compensation and benefits	$11,127	$15,283
Accrued tax liabilities	3,047	4,455
Lease liability	2,392	—
Other	4,169	5,553
Total accrued liabilities	$20,735	$25,291

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Deferred revenue:
Products	$6,813	$5,216
Services	91,260	92,750
Total deferred revenue	98,073	97,966
Less: current portion	(59,603)	(63,874)
Non-current portion	$38,470	$34,092

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

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

On March 22, 2018, the Company, our Chief Executive Officer, our Chief Financial Officer, and certain former officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint. The amended complaint named the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company and individual defendants filed motions to dismiss the amended complaint. On February 21, 2019, the court granted the motions to dismiss with leave to amend within 21 days. The lead plaintiff did not file an amended complaint by the Court-ordered deadline. Instead, on March 21, 2019, the lead plaintiff filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. On April 5, 2019, the clerk of court suspended briefing on the appeal and ordered that, by April 26, 2019, appellants shall either move for voluntary dismissal or show cause why the appeal should not be dismissed for lack of jurisdiction. On April 25, 2019, appellants moved to voluntarily dismiss the appeal without prejudice, and that motion was granted on May 1, 2019. The district court entered final judgment dismissing lead plaintiff’s claims on May 8, 2019. The lead plaintiff subsequently filed a notice of appeal on June 6, 2019. The parties filed a stipulated motion to voluntarily dismiss the appeal on October 7, 2019, with each side to bear its own costs. The Court of Appeals granted the stipulated motion to dismiss on October 10, 2019.

On May 30, 2018, certain of our current and former directors and officers were named as defendants in a putative shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, captioned Moulton v. Chen et al., 3:18-cv-03223-VC (the “Derivative Action”). We were also named as a nominal defendant. The complaint in the Derivative Action alleged breaches of fiduciary duties and other related claims in connection with purported misrepresentations related to internal controls and revenues and alleged failures to ensure that financial statements were made in accordance with generally accepted accounting principles. Plaintiff sought unspecified damages allegedly sustained by the Company, restitution, and other relief. On July 11, 2018 the Derivative Action was stayed until a motion to dismiss in the Securities Action was granted with prejudice or denied in whole or in part. Following dismissal of the Securities Action, Plaintiff voluntarily dismissed his claims on June 7, 2019.

Investigations

The U.S. Securities and Exchange Commission (“SEC”) conducted a private investigation into possible violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13a-15, and 13b2-1 thereunder.  The Company cooperated with the SEC regarding this investigation. The SEC staff informed the Company on September 6, 2019 that it had concluded its investigation and did not intend to recommend an enforcement action to the SEC.

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

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2019, the number of shares in the 2014 Plan increased by 3,715,060 shares, representing 5% of the prior year end’s common stock outstanding. As of September 30, 2019, we had 10,939,339 shares available for future grant under the 2014 Plan.

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

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the year ended December 31, 2017. In October 2018, the Board of Directors approved amending the 2014 Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. The Amended 2014 Purchase Plan permits eligible employees to purchase shares of our common stock through payroll deductions with up to 10% of their gross eligible earnings subject to certain Internal Revenue Code limitations. The purchase price of the shares is 85% of the lower of the fair market value of our common stock on the first day of a six-month offering period or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.

Employees purchased 322,903 shares at an average price of $5.18 during the nine months ended September 30, 2019. The intrinsic value of shares purchased during the nine months ended September 30, 2019 was $0.3 million. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of September 30, 2019, the Company had 2,742,279 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation by type of award:
Stock options	$153	$291	$494	$922
Stock awards	2,981	2,042	10,977	6,976
Employee stock purchase rights (1)	263	—	750	5,157
	$3,397	$2,333	$12,221	$13,055

Stock-based compensation by category of expense:
Cost of revenue	$317	$187	$1,099	$1,277
Sales and marketing	1,166	619	4,347	4,085
Research and development	1,498	960	4,422	5,345
General and administrative	416	567	2,353	2,348
	$3,397	$2,333	$12,221	$13,055

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

As of September 30, 2019, the Company had $31.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.6 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2018	4,674	$5.19
Granted	—	$—
Exercised	(624)	$2.94
Canceled	(106)	$9.15
Outstanding as of September 30, 2019	3,944	$5.44	4.67	$7,559
Vested and exercisable as of September 30, 2019	3,608	$5.33	4.33	$7,301

As of September 30, 2019, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.94 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $2.5 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our Board of Directors, and PSUs to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of September 30, 2019, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining shares 93,500 will vest (as to 80%) in February 2020 subject to continued service vesting requirements.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2020, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of September 30, 2019.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of September 30, 2019.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2018	5,974	$6.51
Granted	2,623	$7.15
Released	(1,496)	$6.61
Canceled	(900)	$6.52
Nonvested as of September 30, 2019	6,201	$6.76	1.7

The aggregate fair value of stock awards released as of the respective vesting dates was $10.2 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.

8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the nine months ended September 30, 2019 and for the three and nine months ended September 30, 2018, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

Basic and diluted net income (loss) per share are calculated as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$173	$(1,807)	$(17,870)	$(26,009)
Denominator:
Weighted-average shares outstanding - basic	76,618	72,707	75,611	72,550
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,475	—	—	—
Weighted-average shares outstanding - diluted	79,093	72,707	75,611	72,550
Net income (loss) per share:
Basic and diluted	$—	$(0.02)	$(0.24)	$(0.36)

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options, restricted stock units and employee stock purchase rights	9,290	8,546	9,235	9,395

9. Income Taxes

We recorded income tax expense of $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of September 30, 2019. We will continue to maintain a full valuation allowance against our net federal, state and certain foreign deferred tax assets until there is sufficient evidence to support recoverability of our deferred tax assets.

We had $4.0 million of unrecognized tax benefits as of September 30, 2019 and December 31, 2018. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our provision for income taxes in our condensed consolidated statements of operations.

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

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$19,584	$27,003	$52,962	$78,124
Japan	15,157	14,023	43,203	38,971
Asia Pacific, excluding Japan	8,379	9,331	26,368	27,436
EMEA	6,546	8,119	20,345	20,038
Other	3,167	2,026	9,434	5,829
Total revenue	$52,833	$60,502	$152,312	$170,398

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease ROU assets based on the physical location of the assets (in thousands):

	September 30, 2019	December 31, 2018
United States	$7,902	$5,525
Japan	2,931	1,108
Other	2,089	629
Total	$12,922	$7,262

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

Contract Balances
The following table reflects contract balances with customers (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, net	$45,397	$53,972
Deferred revenue, current	59,603	63,874
Deferred revenue, non-current	38,470	34,092

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount is immaterial as of September 30, 2019 and December 31, 2018.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three months ended September 30, 2019 and 2018, we recognized revenue of $21.1 million and $13.2 million, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized revenue of $52.3 million and $49.9 million, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $8.7 million as of September 30, 2019, and the related amortization amount was $1.6 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $4.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

September 30, 2019

Within 1 year	$59,603
Next 2 to 3 years	30,417
Thereafter	8,053
Total	$98,073

12. Subsequent Events

On October 28, 2019, the Company began implementing a workforce reduction of approximately 5% of the Company’s workforce, which the Company expects to complete by the end of the second fiscal quarter of 2020. The Company estimates that it will incur restructuring charges of approximately $2 million, all of which will be expensed in the fourth fiscal quarter of 2019, primarily related to cash severance payments.

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

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth and other factors contributing to such growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our plans to expand our sales efforts;

•	our plans to introduce new products;

•	our ability to timely file financial, periodic and current reports required by the Exchange Act;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally and any related impact on profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction, retention and growth of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing and research and development teams;

•	our expectations regarding our future expenses;

•	our exploration of strategic alternatives;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	tariffs affecting us;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies;

•	our ability to effectively integrate operations of entities we have acquired or may acquire; and

•	actions relating to the remediation of identified material weaknesses.

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

We sell our products globally to service providers, enterprises and web giants that depend on data center applications and networks to generate revenue and manage operations efficiently. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2019, we had sold products to approximately 6,700 end customers across 118 countries.

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

During the nine months ended September 30, 2019, 35% of our total revenue was generated from North America, 28% from Japan and 37% from other geographical regions. During the nine months ended September 30, 2018, 46% of our total revenue was generated from North America, 23% from Japan and 31% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 43% and 39% of our total revenue during the nine months ended September 30, 2019 and 2018, respectively. Our service provider customers accounted for 45% and 42% of our total revenue during the nine months ended September 30, 2019 and 2018, respectively. Our web giant customers accounted for 12% and 19% of our total revenue during the nine months ended September 30, 2019 and 2018, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and web giants, in any period. Purchases by our ten largest end-customers accounted for 35% and 37% of our total revenue for the first nine months of 2019 and 2018, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2019, we had $36.1 million of cash and cash equivalents and $86.5 million of marketable securities. Cash used in operating activities was $5.9 million in the first nine months of 2019 compared to $5.5 million cash used in operating activities in the same period of last year.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,052	56.9%	$38,265	63.2%	$(8,213)	(21.5)%
Services	22,781	43.1	22,237	36.8	544	2.4
Total revenue	52,833	100.0	60,502	100.0	(7,669)	(12.7)
Cost of revenue:
Products	7,108	13.5	8,790	14.5	(1,682)	(19.1)
Services	4,812	9.1	4,224	7.0	588	13.9
Total cost of revenue	11,920	22.6	13,014	21.5	(1,094)	(8.4)
Gross profit	40,913	77.4	47,488	78.5	(6,575)	(13.8)
Operating expenses:
Sales and marketing	22,056	41.7	24,539	40.6	(2,483)	(10.1)
Research and development	15,784	29.9	15,505	25.6	279	1.8
General and administrative	2,854	5.4	9,012	14.9	(6,158)	(68.3)
Total operating expenses	40,694	77.0	49,056	81.1	(8,362)	(17.0)
Income (loss) from operations	219	0.4	(1,568)	(2.6)	1,787	(114.0)
Non-operating income (expense):
Interest expense	(30)	(0.1)	(34)	(0.1)	4	(11.8)
Interest and other income (expense), net	254	0.5	(131)	(0.2)	385	293.9
Total non-operating income (expense), net	224	0.4	(165)	(0.3)	389	235.8
Income (loss) before provision for income taxes	443	0.8	(1,733)	(2.9)	2,176	(125.6)
Provision for income taxes	270	0.5	74	0.1	196	264.9
Net income (loss)	$173	0.3%	$(1,807)	(3.0)%	$1,980	(109.6)%

.

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$85,067	55.9%	$105,638	62.0%	$(20,571)	(19.5)%
Services	67,245	44.1	64,760	38.0	2,485	3.8
Total revenue	152,312	100.0	170,398	100.0	(18,086)	(10.6)
Cost of revenue:
Products	21,515	14.2	24,979	14.7	(3,464)	(13.9)
Services	13,926	9.1	13,106	7.7	820	6.3
Total cost of revenue	35,441	23.3	38,085	22.4	(2,644)	(6.9)
Gross profit	116,871	76.7	132,313	77.6	(15,442)	(11.7)
Operating expenses:
Sales and marketing	70,165	46.1	77,231	45.4	(7,066)	(9.1)
Research and development	46,567	30.6	49,874	29.3	(3,307)	(6.6)
General and administrative	17,311	11.3	30,464	17.9	(13,153)	(43.2)
Total operating expenses	134,043	88.0	157,569	92.6	(23,526)	(14.9)
Loss from operations	(17,172)	(11.3)	(25,256)	(14.8)	8,084	(32.0)
Non-operating income (expense):
Interest expense	(222)	(0.2)	(99)	(0.1)	(123)	124.2
Interest and other income (expense), net	397	0.3	6	0.1	391	6,516.7
Total non-operating income (expense), net	175	0.1	(93)	(0.1)	268	(288.2)
Loss before income taxes	(16,997)	(11.2)	(25,349)	(14.9)	8,352	(32.9)
Provision for income taxes	873	0.5	660	0.4	213	32.3
Net loss	$(17,870)	(11.7)%	$(26,009)	(15.3)%	$8,139	(31.3)%

Revenue

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our Advanced Core Operating System (“ACOS”) software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. We recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,052	57%	$38,265	63%	$(8,213)	(21)%
Services	22,781	43	22,237	37	544	2
Total revenue	$52,833	100%	$60,502	100%	$(7,669)	(13)%
Revenue by geographic region:
North America	$19,584	37%	$27,003	45%	$(7,419)	(27)%
Japan	15,157	29	14,023	23	1,134	8
Asia Pacific, excluding Japan	8,379	16	9,331	16	(952)	(10)
EMEA	6,546	12	8,119	13	(1,573)	(19)
Other	3,167	6	2,026	3	1,141	56
Total revenue	$52,833	100%	$60,502	100%	$(7,669)	(13)%

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$85,067	56%	$105,638	62%	$(20,571)	(19)%
Services	67,245	44	64,760	38	2,485	4
Total revenue	$152,312	100%	$170,398	100%	$(18,086)	(11)%
Revenue by geographic region:
North America	$52,962	35%	$78,124	46%	$(25,162)	(32)%
Japan	43,203	28	38,971	23	4,232	11
Asia Pacific, excluding Japan	26,368	17	27,436	16	(1,068)	(4)
EMEA	20,345	13	20,038	12	307	2
Other	9,434	7	5,829	3	3,605	62
Total revenue	$152,312	100%	$170,398	100%	$(18,086)	(11)%

Total revenue decreased by $7.7 million, or 13%, during the third quarter of 2019 compared to the same period of 2018. This decrease was due primarily to a $7.4 million decrease in revenue in North America, which was primarily driven by lower demand from our web giant and enterprise customers. This decrease was partially offset by a $1.1 million increase in revenue in Japan due to higher demand from our web giant customers.

Total revenue decreased by $18.1 million, or 11%, during the first nine months of 2019 compared to the same period of 2018. This decrease was due to a $25.2 million decrease in revenue in North America, partially offset by a $4.2 million increase in revenue in Japan, and $3.6 million increase in other revenue primarily from Latin America.

Products revenue decreased by $8.2 million, or 21%, during the third quarter of 2019 compared to the same period of 2018, primarily driven by lower demand from our web giant and enterprise customers in North America, partially offset by higher demand from our web giant customers in Japan. Product revenue decreased by $20.6 million, or 19%, in the first nine months of 2019 compared to the same period of 2018, primarily driven by lower demand from customers in North America, partially offset by the increase in demand from our customers in Japan.

Services revenue increased by $0.5 million, or 2%, during the third quarter of 2019 compared to the same period of 2018. Services revenue increased by $2.5 million, or 4%, in the first nine months of 2019 compared to the same period of 2018. The increases were primarily attributable to the increase in PCS sales from our increased installed customer base.

During the third quarter of 2019, $19.6 million, or 37% of total revenue, was generated from North America, which represents a 27% decrease compared to the same period of 2018. During the first nine months of 2019, $53.0 million, or 35% of total revenue was generated from North America, which represents a 32% decrease compared to the same period of 2018. The decrease in both periods was primarily due to lower products revenue driven by lower demand from our web giant customers and enterprise customers in North America.

During the third quarter of 2019, $15.2 million, or 29% of total revenue, was generated from Japan, which represents an 8% increase compared to the same period of 2018. The increase in the third quarter of 2019 was driven primarily by increased product revenue from our web giant customers in Japan. During the first nine months of 2019, $43.2 million, or 28% of total revenue, was generated from Japan, which represents an 11% increase compared to the same period of 2018. The increase was driven primarily by increased revenue from our web giant and enterprise customers in Japan.

During the third quarter of 2019, $8.4 million, or 16% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 10% decrease compared to the same period of 2018. The decrease in the third quarter of 2019 was driven primarily by lower enterprise revenue, partially offset by higher products revenue and higher revenue from our service provider customers. During the first nine months of 2019, $26.4 million, or 17% of total revenue, was generated from Asia Pacific regions excluding Japan, which represents a 4% decrease compared to the same period of 2018. The decrease was driven primarily by lower revenues from our service provider customers in Asia Pacific.

During the third quarter of 2019, $6.5 million, or 12% of total revenue, was generated from EMEA, which represents a 19% decrease compared to the same period of 2018. The decrease in the third quarter of 2019 was driven primarily by lower products revenue and lower services revenue from service providers. During the first nine months of 2019, $20.3 million, or 13% of total revenue, was generated from EMEA, which represents a 2% increase compared to the same period of 2018. The increase was primarily driven by increased revenue from our web giant customers in EMEA.

During the third quarter of 2019, $3.2 million, or 6% of total revenue, was generated from other regions, primarily Latin America, which represents a 56% increase compared to the same period of 2018. The increase in the third quarter of 2019 was driven by higher services revenue from service provider and enterprise customers, partially offset by lower products revenue. During the first nine months of 2019, $9.4 million, or 7% of total revenue, was generated from other regions, primarily Latin America, which represents a 62% increase compared to the same period of 2018. The increase was primarily driven by increased revenue from our enterprise and service provider customers in Latin America.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$7,108	$8,790	$(1,682)	(19.1)%
Services	4,812	4,224	588	13.9
Total cost of revenue	$11,920	$13,014	$(1,094)	(8.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$21,515	$24,979	$(3,464)	(13.9)%
Services	13,926	13,106	820	6.3
Total cost of revenue	$35,441	$38,085	$(2,644)	(6.9)%

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

Our sales are generally denominated in U.S. dollars; however, in Japan, our sales are denominated in Japanese yen. Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin. A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$22,944	76.3%	$29,475	77.0%	$(6,531)	(0.7)%
Services	17,969	78.9	18,013	81.0	(44)	(2.1)
Total gross profit	$40,913	77.4%	$47,488	78.5%	$(6,575)	(1.1)%

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$63,552	74.7%	$80,659	76.4%	$(17,107)	(1.7)%
Services	53,319	79.3	51,654	79.8	1,665	(0.5)
Total gross profit	$116,871	76.7%	$132,313	77.6%	$(15,442)	(0.9)%

Products gross margin decreased 0.7 percentage points during the third quarter of 2019 compared to the same period of 2018, primarily driven by changes in product and geographic mix. Product gross margin decreased 1.7 percentage points in the first nine months of 2019 compared to the same period of last year due to changes in product and geographic mix.

Services gross margin decreased 2.1 percentage points during the third quarter of 2019 compared to the same period of 2018, and decreased 0.5 percentage points in the first nine months of 2019 compared to the same period of last year. The decrease in gross margins in both periods was primarily driven by increased professional services headcount to support service provider customers and higher logistics costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and litigation and settlement expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation. We have developed a cost reduction plan, which we plan to implement in 2020. However, there can be no assurances that the implementation of such plan will be successful.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$22,056	$24,539	$(2,483)	(10.1)%
Research and development	15,784	15,505	279	1.8
General and administrative	2,854	9,012	(6,158)	(68.3)
Total operating expenses	$40,694	$49,056	$(8,362)	(17.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$70,165	$77,231	$(7,066)	(9.1)%
Research and development	46,567	49,874	(3,307)	(6.6)
General and administrative	17,311	30,464	(13,153)	(43.2)
Total operating expenses	$134,043	$157,569	$(23,526)	(14.9)%

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

The decrease in sales and marketing expense for the third quarter of 2019 compared to the same period of 2018 was primarily attributable to a decrease in employee headcount resulting in a decrease of $1.5 million in salaries and sales commissions, and a $0.5 million reduction in travel costs.

The decrease in sales and marketing expense for the first nine months of 2019 compared to the same period of 2018 was primarily due to a decrease in employee headcount resulting in a decrease of $6.1 million in salaries and benefits and sales commissions, and a $0.4 million reduction in travel costs.

For the remainder of 2019, we expect sales and marketing expenses to be consistent with the third quarter of 2019.

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

Research and development expense for the third quarter of 2019 was relatively unchanged compared to the same period of 2018. The decrease in research and development expense for the first nine months of 2019 compared to the same period of 2018 was primarily due to a $2.7 million decrease in employee salaries and a $1.9 million reduction in employee benefits.

For the remainder of 2019, we expect research and development expenses to be consistent with the third quarter of 2019.

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

The decrease in general and administrative expenses for the third quarter of 2019 compared to the same period of 2018 was primarily driven by a decrease of $2.9 million in professional services fees, primarily related to the internal investigation in 2018. The decrease in general and administrative expenses for the first nine months of 2019 compared to the same period of 2018 was primarily driven by a decrease of $10.5 million in professional services fees and contractor and consultant fees, primarily related to the internal investigation in 2018.

For the remainder of 2019, we expect general and administrative expenses to be consistent with the third quarter of 2019.

Interest Expense

At September 30, 2019, we had no outstanding balances on our credit facility. We expect to continue to incur commitment fees associated with the undrawn balance of our credit facility. If we choose to draw down on the credit facility, at such time, we would reduce the commitment fees accrued and increase the interest on outstanding balances.

Interest expense was immaterial for the third quarter and first nine months of 2019 and for the same periods of 2018.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had a favorable change of $0.4 million, or 293.9%, for the third quarter of 2019 compared to the same period of 2018 primarily driven by a $0.3 million increase in foreign exchange loss in the third quarter of 2018, and a $0.1 million increase in interest income in the third quarter of 2019 compared to the same period of 2018.

Interest and other income (expense), net, was $0.4 million for the first nine months of 2019 and immaterial for the same period of 2018. The increase in the first nine months of 2019 was primarily the result of increased interest income.

Provision for Income Taxes

We recorded an income tax provision of $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $36.1 million, including $6.3 million held outside the United States in our foreign subsidiaries, and $86.5 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2019, we had working capital of $117.8 million, accumulated deficit of $290.1 million and total stockholders’ equity of $102.2 million.

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

As described in Note 6 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this
Quarterly Report on Form 10-Q, we are currently, or from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

Our obligations under the 2016 Credit Facility are secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility contains customary affirmative and negative covenants, in each case subject to customary exceptions, and customary events of default. In addition, the 2016 Credit Facility requires us to maintain compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility. As of September 30, 2019, we had no outstanding balance under the 2016 Credit Facility and were in compliance with all facility covenants.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash (used in) provided by:
Operating activities	$(5,905)	$(5,518)
Investing activities	(2,153)	(6,080)
Financing activities	3,504	1,193
Net decrease in cash and cash equivalents	$(4,554)	$(10,405)

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

During the nine months ended September 30, 2019, cash used in operating activities was $5.9 million, consisting of a net loss of $17.9 million which includes non-cash charges of $19.2 million and a cash decrease resulting from the net change in operating assets and liabilities of $7.3 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $7.4 million and stock-based compensation expense of $12.2 million. The net change in our operating assets and liabilities primarily reflects outflows from the changes in accrued and other liabilities of $9.2 million and inventory of $4.2 million and accounts payable of $3.2 million, partially offset by an inflow from the changes in accounts receivable of $8.7 million.

The favorable change in accounts receivable was attributed to timing of cash collections. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in inventory was due to the timing of shipments.

During the nine months ended September 30, 2018, cash used in operating activities was $5.5 million, consisting of a net loss of $26.0 million which includes our internal investigation charges of $8.6 million, non-cash charges of $19.2 million and a cash increase resulting from the net change in operating assets and liabilities of $1.3 million. Our non-cash charges consisted primarily of stock-based compensation expense of $13.1 million and depreciation and amortization expenses of $6.0 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in deferred revenue of $4.2 million, inventory of $1.6 million and accounts payable of $0.8 million, offset primarily by an outflow from the changes in accounts receivable of $3.1 million, accrued and other liabilities of $1.5 million, and prepaid expenses and other assets of $0.9 million.

The favorable change in deferred revenue was primarily driven by the increased sales in services. The favorable change in inventory was due to our improved inventory management. The favorable change in accounts payable was due to the timing of vendor invoice payments. The unfavorable change in accounts receivable was attributed to timing of cash collection. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation, driven primarily by the decreased headcount and decreased employee share purchase plan related accrual. Our employee stock purchase plan was suspended from March 2018 to October 2018 due to our non-timely filing status at that time. The unfavorable change in prepaid expense and other assets was mainly driven by the increase in deferred cost of revenue.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $2.2 million, consisting of proceeds from sales and maturities of marketable securities of $55.6 million, partially offset by purchases of marketable securities of $53.9 million and purchases of property and equipment of $3.9 million.

During the nine months ended September 30, 2018, cash used in investing activities was $6.1 million, consisting of purchases of property and equipment of $2.3 million, marketable securities of $67.8 million and investment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $64.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019 and 2018, cash provided by financing activities was $3.5 million and $1.2 million, respectively, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases, purchase commitments and other contractual obligations.

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

There have been no additional material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2019 as compared to the contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for the accounting policies for leases that were updated as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 compared to the critical accounting policies and estimates disclosed in MD&A of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018. See Note 1 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of the new accounting policies under ASC Topic 842.

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

We recorded $1.3 million foreign exchange loss during the nine months ended September 30, 2019. The effect of a hypothetical 10% change in the exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk relates to our 2016 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2016 Credit Facility as of September 30, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of  September 30, 2019, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $86.5 million and $86.2 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2019 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2019	50 BPS	100 BPS	150 BPS
Marketable securities	$87,418	$87,120	$86,823	$86,525	$86,227	$85,929	$85,631

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding the material weaknesses as of September 30, 2019, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with management’s assessment of our internal control over financial reporting described above, and as previously identified and disclosed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018, management identified deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2019 and December 31, 2018.

Material Weaknesses Identified

The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2017 in our Annual Report on Form 10-K for the year ended December 31, 2017. The material weaknesses relate to our control environment and monitoring activities and revenue recognition. The material weaknesses led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015. As described below, management has developed and implemented remediation actions to address the material weaknesses and further actions are ongoing as of September 30, 2019. Management has reported to the Audit Committee the status of these remediation actions. Further, the Company has not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weaknesses continue to be present as of September 30, 2019. These control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

Changes to Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASC Topic 842, the new lease accounting standard. We implemented changes to our lease recognition policies, process and control activities to support the adoption of ASC Topic 842. Except in relation to our adoption of ASC Topic 842, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were not able to assert in our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017, that our internal control over financial reporting was effective as of December 31, 2018 and December 31, 2017, due to the existence of material weaknesses in such controls, which continue to exist as of September 30, 2019, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2019, December 31, 2018 and December 31, 2017, due to material weaknesses in our internal control over financial reporting. As described in Part I, Item 4, “Controls and Procedures” of this report, we have initiated remediation efforts to address the identified weaknesses. However, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and generally improve our internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

In 2020, we plan to introduce several new products. However, even if we are able to anticipate, develop and commercially introduce new products and enhancements that address the market’s needs and opportunities, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, organizations that use other conventional or first-generation application networking products for their needs may believe that these products are sufficient. In addition, as we launch new product offerings, organizations may not believe that such new product offerings offer any additional benefits as compared to the existing application networking products that they currently use. Accordingly, organizations may continue allocating their IT budgets for existing application networking products and may not adopt our products, regardless of whether our products can offer superior performance or security.

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

In 2020, we plan to introduce several new products. However, if we are unable to develop new products and features to address technological changes and new customer requirements in the application networking or security markets or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected. For example, when the 5G standards are published, we may not be able to produce a satisfactory return on investment if our strategic vision and the resources that we are spending on developing our presence in the 5G technology industry turn out to be misaligned with such standards.

We have experienced net losses in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017. We also experienced a decline in revenue for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year, including a decrease in revenue in North America. Although one of our priorities is to strengthen our sales efforts in North America, there can be no assurance that such efforts will be successful.

During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we have invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

We may not be able to increase our quarterly revenue or achieve profitability in the future or on a consistent basis, and we may incur significant losses in the future for a number of possible reasons, including our inability to develop products that achieve market acceptance, general economic conditions, increasing competition, decreased growth in the markets in which we operate, or our failure for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline. In addition, we have developed a cost reduction plan, which we plan to implement in 2020. However, there can be no assurances that the implementation of such plan will be successful.

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

 Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	expenses related to our facilities;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking or security markets or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers; and

•	our ability to expand internationally and domestically;

•	our ability to implement our cost reduction plan; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, purchases by our ten largest end-customers accounted for approximately 35%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and web giants. During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, service providers accounted for approximately 45%, 43% and 47% of our total revenue, respectively, and web giants accounted for approximately 12%, 18% and 14% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, approximately 65%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 29 countries as of September 30, 2019, including in the following countries and regions: the United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $1.3 million unfavorable for the nine months ended September 30, 2019, and $0.7 million and $0.4 million unfavorable for the years ended December 31, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

On July 30, 2019, we announced that our Board of Directors has formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we have retained Bank of America Merrill Lynch to advise us and the Board of Directors on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union has adopted the General Data Protection Regulation, or GDPR. This regulation, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid.

Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Similarly, California recently enacted the California Consumer Privacy Act, or CCPA, which will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new rights to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 1, 2019. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in Part I, Item 4, “Controls and Procedures,” of this report, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017 and that our disclosure controls and procedures were not effective as of September 30, 2019, December 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.

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

In addition, from time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies. For example, on June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, we will continue to monitor developments and potential impacts to our consolidated financial statements. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.

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

As of September 30, 2019, our executive officers and directors, together with affiliated entities, owned 36% of our then outstanding common stock (43% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering in March 2014. In January 2015, several substantially identical putative class action lawsuits alleging violations of securities laws were filed against us, our directors and certain of our executive officers and in June 2015, a related shareholder derivative action was filed. The consolidated securities class actions and the derivative action were settled in 2016 and dismissed in the first quarter of 2017. In March 2018, a putative class action lawsuit alleging violations of securities laws was filed against us and certain of our current and former executive officers, and in May 2018, a related shareholder derivative action was filed. In March 2018, the United States Securities and Exchange Commission began a private investigation into any securities laws violations by us or persons currently or formerly affiliated with us. Current or future securities litigation, including any related shareholder derivative litigation or investigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2019, there were approximately 3.6 million vested and exercisable options to purchase our common stock, in addition to the 76.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2019 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until December 31, 2019, when we will no longer be an emerging growth company as defined in the JOBS Act. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. For example, in October 2019, an analyst ceased to cover us. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If additional analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which would cause our share price or trading volume to decline.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
10.1
Letter Agreement, dated as of July  26, 2019, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX Opportunities Fund, LP - Series Two, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Special Opportunities Fund III, LP, VIEX Special Opportunities GP III, LLC, VIEX Capital Advisors, LLC and Eric Singer

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

Date: November 1, 2019

By: /s/ Lee Chen
Lee Chen
Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2019

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)