Form 10-K
period 2019-12-31
A10 Networks, Inc.
filed 2020-03-10
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36343

A10 NETWORKS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1446869
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Orchard Parkway, San Jose, California 95131
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $284.1 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 28, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 78,274,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

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

Rapid growth of TLS, SSL, Encrypted Applications and Hidden Threats. Many applications use Transport Layer Security (“TLS”) and Secure Sockets Layer (“SSL”) protocols. Cyber criminals exploit the protocol to hide malicious malware within encrypted channels and carry out attacks against businesses and users. This malicious trend drives demand for greater visibility within SSL-encrypted channels. Businesses need a way to decrypt traffic and apply outbound security policies efficiently, and require an effective way to inspect, identify, and remediate malicious traffic, then re-encrypt traffic and deliver it quickly to its destination. Conducting this process efficiently without placing a “security performance tax” on the user experience is a critical requirement.

The Advent of 5G Networks and a Smart World. The growing deployment of commercial 5G networks will bring massive increases in network throughput and significant new business opportunities for mobile carriers. It will also require a new generation of security infrastructure capable of handling the growing capacity requirements and complex management needs of 5G networks. Capacity requirements increase dramatically in 5G networks due to substantial increases in concurrent sessions, lower packet size and higher connections per second. Operators must dramatically lower latency, reduce total cost of ownership, and improve efficiency which may require advanced consolidation of network functions at the core. Meanwhile, the scope and size of DDoS attacks may also increase dramatically with the proliferation of connected devices and traffic, due in large part to the expansion of Internet of Things (“IoT”)/Machine-to-Machine traffic coming from new 5G-delivered Smart World applications. To address these requirements, mobile operators will need new solutions that provide hyperscale and increased performance, richer feature sets, and rich automation, analytics and threat intelligence.

Need for Advanced Multi-Cloud Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements, some of the more critical include:

•
Ability to Centrally Manage Traditional and Cloud Environments. As more applications are born in the cloud, and they operate alongside traditional applications supported by on-premise and appliance-based data centers, application delivery and security solutions will be called upon to span traditional and cloud-based environments. In doing so, solutions must centrally control and manage secure application services across any combination of traditional data centers and a myriad of different clouds. To support data centers and different cloud types, solutions require a variety of form factors: hardware, software (i.e. virtual, bare metal and containers) and cloud-based offerings.

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

Our software solutions are available to be delivered in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software on a perpetual license basis embedded in optimized hardware, this model has begun to evolve in various ways, including among others, term licenses, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller positions us to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at a per-app level and central management and orchestration of secure application services across hybrid environments - from physical data centers to public, private and hybrid clouds.

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

4.
Thunder Threat Protection System. Thunder TPS solution provides high-volume, large-scale protection for customers’ networks and server resources against massive DDoS attacks. TPS is typically deployed at the perimeter of the networks to protect internal network resources from large-scale, volumetric and multi-vector attacks. In 2017, we enhanced the TPS solution with the launch of a dedicated detector function, improved workflow and automation in aGalaxy TPS. In 2018, we enhanced our TPS detection capabilities with the One-DDoS solution, which enables Thunder ADC, CGN, and CFW solutions to act as in-line detectors to enhance application and infrastructure detection. We also added TPS Dynamic Attack Pattern Recognition (DAPR) for automatic attack learning, to identify and thwart zero-day attacks, and enhanced machine learning (ML) with always-on adaptive learning. TPS is augmented by the A10 Threat Intelligence Service which can block known bad connections (i.e., IP addresses) from entering protected networks. This service is based on software licensed from ThreatSTOP, Inc. and A10 threat research.

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

•	A high-performance IPsec VPN, a security product designed to strengthen security postures and protect application data.
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

Product Form Factors
Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-

based software model. FlexPool allows businesses to flexibly allocate and re-distribute capacity across applications, multiple clouds and data centers.

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

High Performance and Intelligent Network Input/Output (“I/O”) Processing. In order to maximize the efficiency of high density, multi-core processors, we have developed a high performance intelligent network I/O technology that can balance application traffic flows equitably across processor cores. Our Flexible Traffic Accelerator logic can be implemented either as software running within a standard x86 processor or a Field Programmable Gate Array (“FPGA”) semiconductor. Our Flexible Traffic Accelerator (“FTA”) also performs certain hardware-based security checks for each packet and can discard suspicious traffic before it can impact system performance.

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

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2019, we had sold our products to more than 6,020 end customers across 133 countries. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2019, 2018 and 2017, purchases from our 10 largest end-customers accounted for approximately 36%, 37% and 35% of our total revenue, respectively.

In 2019, two distribution channel partners, Arrow Electronics, Inc. and ITOCHU Techno-Solutions Corporation, accounted for 14% and 12% of our total revenue, respectively. In 2018, two distribution channel partners, Adaptive Integration and ITOCHU Techno-Solutions Corporation, accounted for 14% and 10% of our total revenue, respectively. In 2017, no customer accounted for more than 10% of our total revenue.

In 2019, we changed the way we present revenue by customer vertical. We now report two customer verticals: service providers and enterprises, compared to service providers, enterprises and web giants in prior years. Our previously reported revenue from web giants is primarily accounted for now in enterprise revenue. The revenue by vertical percentages from prior years included in this report have been revised to conform with current year presentation. Additionally, we changed the way we present customer revenue by geographic region. We now report customer revenues in four geographic regions: the Americas, Japan, Asia Pacific (excluding Japan) and EMEA. Our previously reported customer revenues of our United States and Latin America regions are now included in the Americas geographic region. We believe this new geographic and vertical view aligns with how we manage the business and maps our product portfolio to customer segments.

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

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 28 countries as of December 31, 2019, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 90%, 93% and 86% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We have agreements with Lanner with an initial term of one year and AEWIN with an initial term of six years pursuant to which they manufacture, assemble, and test our products. Each agreement automatically renews for successive one-year terms unless either party gives notice that they do not want to renew. We do not have any long-term manufacturing contracts that guarantee fixed capacity or pricing. Quality assurance and testing is performed at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse for the Americas and direct from Taiwan for APAC and EMEA. We outsource delivery to a third-party logistics provider for deliveries in Japan.

Backlog
As of December 31, 2019 and 2018, we had product backlog of approximately $12.9 million and $5.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2019, 2018 and 2017, our total revenue was $212.6 million, $232.2 million, and $235.4 million, respectively, and our gross margin was 77.0%, 77.7%, and 77.4%, respectively. We had net losses of $17.8 million, $27.6 million and $10.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2019, we had 175 United States (“U.S.”) patents issued and 38 U.S. patent applications pending, and 69 overseas patents issued and 19 overseas patent applications pending. Our issued U.S. patents, excluding 18 patents that we acquired, expire between 2025 and 2038. Our issued overseas patents, excluding 9 patents that we acquired, expire between 2027 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Employees
As of December 31, 2019, we had 810 full-time employees, including 403 engaged in research and development and customer support, 318 in sales and marketing and 89 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

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

The Audit Committee’s investigation of certain accounting and internal control matters relating to our previously issued financial statements and the audit of our consolidated financial statements as of and for the year ended December 31, 2017 were time-consuming and expensive.

We incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s internal investigation, the review of our accounting, the audit of our 2017 financial statements and the ongoing remediation of deficiencies in our internal control over financial reporting. As described in Item 9A, “Controls and Procedures,” of this report, we have taken a number of steps in order to strengthen our accounting function and attempt to reduce the risk of future recurrence and errors in accounting determinations. The validation of the efficacy of these remedial steps will result in us incurring near term expenses, and to the extent these steps are not successful, we could be required to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.

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

We experienced net losses for the years ended December 31, 2019, 2018 and 2017. We also experienced a decline in revenue during the year ended December 31, 2019, as compared to each of the prior two years, including a decrease in revenue in the Americas. Although one of our priorities is to strengthen our sales efforts in the Americas, there can be no assurance that such efforts will be successful.

During the years ended December 31, 2019, 2018 and 2017, we invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

Our operating results, in particular, revenue, margins and operating expenses, have fluctuated in the past, and we expect this will continue, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. This is particularly true of sales to our largest end-customers, such as service providers, enterprise customers and governmental organizations, who typically make large and concentrated purchases and for whom close or sales cycles can be long, as a result of their complex networks and data centers, as well as requests that may be made for customized features. Our quarterly results may vary significantly based on when these large end-customers place orders with us and the content of their orders.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2019, 2018 and 2017, purchases by our ten largest end-customers accounted for approximately 36%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2019, 2018 and 2017, service providers accounted for approximately 58%, 57% and 56%, of our total revenue, respectively, and enterprise customers accounted for approximately 42%, 43% and 44% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2019, 2018 and 2017, approximately 64%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in 28 countries as of December 31, 2019, including in the following countries and regions: the United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

•
economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe and the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”);

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

Currently, China and other countries are facing a coronavirus pandemic. The impact of the pandemic has significantly affected business and other activities within China, including travel to, from and within mainland China. We employ sales and engineering personnel in China, many of whom are currently working from their homes and may continue to be negatively affected by the pandemic. Our annual revenues in China typically represent not more than approximately 5% of our total revenues. However, business interruptions that are sustained for an extended time period due to the outbreak could have a material negative impact on our business and operations.  The supply chains of our contract manufacturers’ and many of our vendors may source products, parts or components from China, countries near China and the region. There are many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption in China and other markets, and the impact, if any, on the Chinese, U.S., and global economies. As a result, COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in U.S. and international markets.  Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business.  If the pandemic spreads to other countries where, individually or in the aggregate, our sales and operations are more significant, the potential impact and risk to our business and operations will increase. To date, we have not seen any material negative impact on our business, but we cannot predict what impacts may arise in the future due to the evolving nature of the pandemic.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million, $0.7 million and $0.4 million unfavorable for the years ended December 31, 2019, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

On July 30, 2019, we announced that our Board of Directors has formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we retained Bank of America Merrill Lynch to advise us and the Board of Directors on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•	disruption of our business;

•	distraction of our management and employees;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;

•	increased stock price volatility; and

•	increased costs and advisory fees.

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

Exposure to UK political developments, including the effects of Brexit, could have a material adverse effect on us.

On January 31, 2020, the United Kingdom (“UK”) left the European Union (“EU”), which began a transition period until the end of 2020 during which the UK and the EU will negotiate additional arrangements.

The effects of Brexit will depend on agreements the UK makes to retain access to EU markets following the transition period. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during the transition period and such uncertainties could impair or limit our ability to transact business in the member EU states.

The political and economic uncertainty created by Brexit has caused and may continue to cause significant volatility in global financial markets and in the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the final terms reached between the UK and the EU, it is possible that there may be adverse practical and/or operational implications on our business.

Consequently, no assurance can be given as to the overall impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Similarly, California recently enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and sell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distribution channel partners and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.

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
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. For example, as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017, and that our disclosure controls and procedures were not effective as of December 31, 2018 and December 31, 2017. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations.
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

We completed the acquisition of substantially all of the assets of Appcito in June 2016 and may make future acquisitions of complementary companies, products or technologies. With respect to any acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may also have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 of our Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2019, our executive officers and directors, together with affiliated entities, owned 36% of our then outstanding common stock (43% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial amount of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2019, there were approximately 3.4 million vested and exercisable options to purchase our common stock, in addition to the 77.6 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2019 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

We are obligated to implement and maintain effective internal control over financial reporting. As previously reported, we concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017. In the future, we may again not complete our analysis of our internal control over financial reporting in a timely manner, or our internal control over financial reporting may not be determined to be effective, or we may discover significant deficiencies or material weaknesses in our internal control over financial reporting, all of which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

While we were able to determine in our management’s report for our fiscal year ended December 31, 2019 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective, or our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting in the future.
Previous significant deficiencies and material weaknesses resulted in a restatement of certain of our financial reports, as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. If, in any future reporting periods, we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. For example, in October 2019, an analyst ceased to cover us, leaving us with one analyst who covers us. If our sole remaining analyst should downgrade our shares or change their opinion of our shares, our share price would likely decline. If that analyst should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which would cause our share price or trading volume to decline.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action arising pursuant to any provision of the Delaware General Corporate Law (“DGCL”), our certificate of incorporation or our bylaws, or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended, or the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, the 2016 Credit Facility, which expired November 1, 2019, as well as any future financing arrangements we may enter into will restrict our ability to pay cash dividends while such financing arrangements remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California, where we currently lease 116,381 square feet of space under a lease agreement that expires on July 31, 2027. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including, among others, China, Japan, the United Kingdom, the Netherlands, Taiwan, Korea, Singapore and India. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

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

Additional information with respect to this Item may be found in Note 8 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity
Our common stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “ATEN.”

There were approximately 116 stockholders of record on February 28, 2020. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on January 1, 2015 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
None.

Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data

We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements that are included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this report.

Our historical operating results are not necessarily indicative of future operating results, these selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 included in this report.

The amounts as of and for the years ended December 31, 2019 and 2018 have been prepared based on our adoption of Accounting Standards Codification (“ASC”) No. 606, Contracts with Customers. We elected to adopt this accounting standard on a modified retrospective basis which resulted in the impact of adoption being recorded as of January 1, 2018. The amounts in all other years, other than 2019 and 2018, in the tables below have been prepared on the previously outstanding guidance on revenue recognition. We have disclosed the ASC 606 adoption impact on our revenue recognition in Note 2 of the audited consolidated financial statements included in Part II, Item 8 of this report.

The amounts as of and for the year ended December 31, 2019 have been prepared based on our adoption of Accounting Standards Codification (“ASC”) No. 842, Leases. We adopted this accounting standard on a modified retrospective basis which resulted in the impact of adoption being recorded as of January 1, 2019. The amounts in all other years, other than 2019, in the tables below have been prepared on the previously outstanding guidance on leases. We have disclosed the ASC 842 adoption impact on our right-of-use assets and lease liabilities in Note 5 of the audited consolidated financial statements included in Part II, Item 8 of this report.

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenue	$212,628	$232,223	$235,429	$227,297	$196,285
Cost of revenue	$48,881	$51,896	$53,318	$54,413	$48,402
Gross profit	$163,747	$180,327	$182,111	$172,884	$147,883
Loss from operations	$(17,094)	$(27,679)	$(10,372)	$(20,570)	$(40,309)
Net loss	$(17,819)	$(27,617)	$(10,751)	$(22,391)	$(41,897)
Net loss per share: basic and diluted	$(0.23)	$(0.38)	$(0.15)	$(0.34)	$(0.67)
Weighted-average shares used in computing net loss per share: basic and diluted	76,080	72,882	70,053	65,701	62,428

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$129,922	$128,375	$131,134	$114,347	$98,117
Working capital	$123,358	$117,572	$111,076	$95,285	$89,550
Total assets	$274,053	$235,876	$224,858	$216,733	$189,892
Deferred revenue (current and non-current)	$101,164	$97,966	$94,637	$91,617	$72,008
Total stockholders’ equity	$108,787	$103,883	$98,386	$82,752	$78,205

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. In 2019, we changed the way we present revenue by customer vertical. We now report two customer verticals: service providers and enterprises, compared to service providers, enterprises and web giants in prior years. Our previously reported revenue from web giants is primarily accounted for now in enterprise revenue. Additionally, we changed the way we present customer revenue by geographic region. We now report customer revenues in four geographic regions: the Americas, Japan, Asia Pacific (excluding Japan) and EMEA. Our previously reported customer revenues of our United States and Latin America regions are now included in the Americas geographic region. We believe this new geographic and vertical view aligns with how we manage the business and maps our product portfolio to customer verticals. The revenue by vertical percentages from prior years included in this report have been revised to conform with current year presentation.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2019, we had sold products to approximately 6,020 end customers across 133 countries.

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

During 2019, 42% of our total revenue was generated from the Americas, 28% from Japan and 30% from other geographical regions. During 2018, 48% of our total revenue was generated from the Americas, 24% from Japan and 28% from other geographical regions. During 2017, 52% of our total revenue was generated from the Americas, 22% from Japan and 26% from other geographical regions. Our enterprise customers accounted for 42%, 43% and 44% of our total revenue during 2019, 2018 and 2017, respectively. Our service provider customers accounted for 58%, 57% and 56% of our total revenue during 2019, 2018 and 2017, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers and service providers and web giants, in any period. Purchases from our ten largest end-customers accounted for 36%, 37% and 35% of our total revenue for 2019, 2018 and 2017, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of December 31, 2019, we had $45.7 million of cash and cash equivalents and $84.2 million of marketable securities. Cash used in operating activities was $0.4 million in 2019 compared to $2.7 million of cash used in operating activities in 2018.

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

Results of Operations

A summary of our consolidated statements of operations for the year ended December 31, 2019, 2018 and 2017 are as follows (dollars in thousands):

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$121,920	57.3%	$144,682	62.3%	$(22,762)	(15.7)%
Services	90,708	42.7	87,541	37.7	3,167	3.6%
Total revenue	212,628	100.0	232,223	100.0	(19,595)	(8.4)%
Cost of revenue:
Products	29,816	14.0	34,066	14.7	(4,250)	(12.5)%
Services	19,065	9.0	17,830	7.6	1,235	6.9%
Total cost of revenue	48,881	23.0	51,896	22.3	(3,015)	(5.8)%
Gross profit	163,747	77.0	180,327	77.7	(16,580)	(9.2)%
Operating expenses:
Sales and marketing	92,783	43.6	103,214	44.4	(10,431)	(10.1)%
Research and development	61,824	29.1	65,157	28.1	(3,333)	(5.1)%
General and administrative	23,704	11.1	39,635	17.1	(15,931)	(40.2)%
Restructuring expense	2,530	1.2	—	—	2,530	*
Total operating expenses	180,841	85.0	208,006	89.6	(27,165)	(13.1)%
Loss from operations	(17,094)	(8.0)	(27,679)	(11.9)	(10,585)	38.2%
Non-operating income (expense):
Interest expense	(237)	(1.1)	(129)	(0.1)	(108)	83.7%
Interest and other income (expense), net	919	0.4	1,273	0.6	(354)	(27.8)%
Total non-operating income (expense), net	682	0.3	1,144	0.5	(462)	(40.4)%
Loss before income taxes	(16,412)	(7.7)	(26,535)	(11.4)	10,123	(38.1)%
Provision for income taxes	1,407	0.7	1,082	0.5	325	30.0%
Net loss	$(17,819)	(8.4)%	$(27,617)	(11.9)%	$9,798	(35.5)%

* not meaningful

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$144,682	62.3%	$149,903	63.7%	$(5,221)	(3.5)%
Services	87,541	37.7	85,526	36.3	2,015	2.4%
Total revenue	232,223	100.0	235,429	100.0	(3,206)	(1.4)%
Cost of revenue:
Products	34,066	14.7	36,269	15.4	(2,203)	(6.1)%
Services	17,830	7.6	17,049	7.2	781	4.6%
Total cost of revenue	51,896	22.3	53,318	22.6	(1,422)	(2.7)%
Gross profit	180,327	77.7	182,111	77.4	(1,784)	(1.0)%
Operating expenses:
Sales and marketing	103,214	44.4	101,360	43.1	1,854	1.8%
Research and development	65,157	28.1	62,991	26.8	2,166	3.4%
General and administrative	39,635	17.1	28,132	11.9	11,503	40.9%
Total operating expenses	208,006	89.6	192,483	81.8	15,523	8.1%
Loss from operations	(27,679)	(11.9)	(10,372)	(4.4)	(17,307)	(166.9)%
Non-operating income (expense):
Interest expense	(129)	(0.1)	(162)	—	33	20.4%
Interest and other income (expense), net	1,273	0.6	989	0.3	284	28.7%
Total non-operating income (expense), net	1,144	0.5	827	0.3	317	38.3%
Loss before income taxes	(26,535)	(11.4)	(9,545)	(4.1)	(16,990)	(178.0)%
Provision for income taxes	1,082	0.5	1,206	0.5	(124)	(10.3)%
Net loss	$(27,617)	(11.9)%	$(10,751)	(4.6)%	$(16,866)	(156.9)%

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

We generate services revenue from sales of post contract support (“PCS”), which is bundled with sales of products and professional services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-available basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

Our adoption of ASC 606, Revenue from Contracts with Customers, in January 2018 resulted in a $2.6 million increase in products revenue in 2018. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$121,920	57%	$144,682	62%	$(22,762)	(16)%
Services	90,708	43	87,541	38	3,167	4%
Total revenue	$212,628	100%	$232,223	100%	$(19,595)	(8)%
Revenue by geographic region:
Americas	$89,944	42%	$112,506	48%	$(22,562)	(20)%
Japan	59,454	28	55,205	24	4,249	8%
Asia Pacific, excluding Japan	35,689	17	36,897	16	(1,208)	(3)%
EMEA	27,541	13	27,615	12	(74)	—%
Total revenue	$212,628	100%	$232,223	100%	$(19,595)	(8)%

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$144,682	62%	$149,903	64%	$(5,221)	(3)%
Services	87,541	38	85,526	36	2,015	2%
Total revenue	$232,223	100%	$235,429	100%	$(3,206)	(1)%
Revenue by geographic region:
Americas	$112,506	48%	$122,893	52%	$(10,387)	(8)%
Japan	55,205	24	51,488	22	3,717	7%
Asia Pacific, excluding Japan	36,897	16	33,189	14	3,708	11%
EMEA	27,615	12	27,859	12	(244)	(1)%
Total revenue	$232,223	100%	$235,429	100%	$(3,206)	(1)%

2019 Revenue Compared to 2018 Revenue

Total revenue decreased by $19.6 million, or 8%, in 2019 compared to 2018. This decrease was due to a $22.8 million decrease in products revenue, partially offset by a $3.2 million increase in services revenue. The decrease in products revenue was primarily driven by lower demand from our service provider and enterprise customers in the Americas, partially offset by an increase in product revenues in Japan.

Products revenue decreased $22.8 million, or 16%, in 2019 compared to 2018 primarily driven by lower demand from our service provider and enterprise customers in the Americas, partially offset by increased revenues in Japan.

Services revenue increased $3.2 million, or 4%, in 2019 compared to 2018. The increases were primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During 2019, $89.9 million, or 42% of total revenue, was generated from the Americas, which represents a 20% decrease compared to 2018. The decrease was primarily due to lower product revenue driven by lower demand from our service provider and enterprise customers in the Americas.

During 2019, $59.5 million, or 28% of total revenue, was generated from Japan, which represents a 8% increase compared to 2018. The increase was mainly due to increased revenue from our enterprise customers in Japan.

During 2019, $35.7 million, or 17% of total revenue, was generated from the Asia Pacific region excluding Japan, which represents a 3% decrease compared to 2018. The decrease was driven primarily by lower revenues from our enterprise customers in Asia Pacific.

During 2019, $27.5 million, or 13% of total revenue, was generated from EMEA, which remained relatively constant compared to 2018.

2018 Revenue Compared to 2017 Revenue

Total revenue decreased $3.2 million, or 1%, in 2018 compared to 2017. This decrease was due to a $5.2 million decrease in products revenue, partially offset by a $2.0 million increase in services revenue. The decrease in products revenue was primarily driven by lower demand from our service provider customers in the Americas. Revenues from service provider customers decreased 10% in 2018 compared to 2017. Revenue from enterprise customers remained relatively constant in 2018 compared to 2017.

Products revenue decreased $5.2 million, or 3%, in 2018 compared to 2017,  primarily driven by lower demand from our service provider customers in the Americas, as well as decreases from EMEA, offset in part by a $2.6 million increase from the adoption of ASC 606 in 2018 and by the increase in products revenue primarily from Japan and Asia Pacific. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information related to our adoption of ASC 606.

Services revenue increased $2.0 million, or 2%, in 2018 compared to 2017. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base.

During 2018, $112.5 million, or 48%, of total revenue was generated from the Americas, which represents a 8% decrease compared to 2017. The decrease was primarily due to lower products revenue driven by lower demand from our service providers in the Americas.

During 2018, $55.2 million, or 24%, of total revenue was generated from Japan, which represents a 7% increase in revenue compared to 2017. The increase was mainly due to higher product revenues driven by higher demand from our srvice providers in Japan.

During 2018, $36.9 million, or 16%, of total revenue was generated from the Asia Pacific regions excluding Japan, which represents a 11% increase compared to 2017. The increase was driven primarily by higher products revenue as well as higher services revenue from PCS sales in connection with our increased installed customer base.

During 2018, $27.6 million, or 12%, of total revenue was generated from EMEA, which remained relatively consistent from 2017.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$29,816	$34,066	$(4,250)	(12)%
Services	19,065	17,830	1,235	7%
Total cost of revenue	$48,881	$51,896	$(3,015)	(6)%

	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Cost of revenue:
Products	$34,066	$36,269	$(2,203)	(6)%
Services	17,830	17,049	781	5%
Total cost of revenue	$51,896	$53,318	$(1,422)	(3)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$92,104	75.5%	$110,616	76.5%	$(18,512)	(1.0)%
Services	71,643	79.0%	69,711	79.6%	1,932	(0.6)%
Total gross profit	$163,747	77.0%	$180,327	77.7%	$(16,580)	(0.7)%

	Years Ended December 31,
	2018		2017		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$110,616	76.5%	$113,634	75.8%	$(3,018)	0.7%
Services	69,711	79.6%	68,477	80.1%	1,234	(0.5)%
Total gross profit	$180,327	77.7%	$182,111	77.4%	$(1,784)	0.3%

2019 Gross Margin Compared to 2018 Gross Margin

Products gross margin decreased by 1.0% in 2019 compared to 2018 primarily driven by changes in product and geographic mix.

Services gross margin decreased by 0.6% in 2019 compared to 2018 primarily due to higher personnel related support costs.

2018 Gross Margin Compared to 2017 Gross Margin

Products gross margin increased by 0.7% in 2018 compared to 2017 primarily driven by a favorable impact from our product mix.

Services gross margin decreased by 0.5% in 2018 compared to 2017 primarily due to higher costs of inventory used to provide hardware replacements to end customers under PCS contracts and higher personnel related support costs.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$92,783	$103,214	$(10,431)	(10)%
Research and development	61,824	65,157	(3,333)	(5)%
General and administrative	23,704	39,635	(15,931)	(40)%
Restructuring expense	2,530	—	2,530	*
Total operating expenses	$180,841	$208,006	$(27,165)	(13)%

* not meaningful

	Years Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
Operating expenses:
Sales and marketing	$103,214	$101,360	$1,854	2%
Research and development	65,157	62,991	2,166	3%
General and administrative	39,635	28,132	11,503	41%
Total operating expenses	$208,006	$192,483	$15,523	8%

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

The decrease in sales and marketing expenses in 2019 compared to 2018 was primarily due to a 14% decrease in headcount, resulting in $5.7 million lower commissions and bonus, $1.3 million lower salary, $0.9 million lower travel and entertainment and $0.8 million lower depreciation.

The increase in sales and marketing expenses in 2018 compared to 2017 was primarily attributable to a $6.0 million increase in sales commissions driven by higher bookings and higher average commission rate in 2018, offset by a $1.3 million decrease in sales commissions from the adoption of ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, in 2018. The increase in sales and marketing expenses was also offset by a $2.4 million decrease in employee compensation and benefits driven primarily by decreased headcount resulted from improved sales productivity and a $0.8 million decrease in contractor costs.

We expect sales and marketing expenses to decrease in 2020 as a result of the restructuring plan implemented in the fourth quarter of 2019.

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

The decrease in research and development expenses in 2019 compared to 2018 was primarily driven by a $2.5 million reduction in employee bonuses, $0.8 million lower salary and $0.5 million lower depreciation expense due to lower lab equipment expenditures.

The increase in research and development expenses in 2018 compared to 2017 was primarily driven by a $2.3 million increase in employee bonuses and a $0.9 million increase in consultant fees, offset by a $1.1 million decrease in salaries and wages due to a change of geographic mix in headcount.

We expect research and development expenses for 2020 to decrease compared to 2019 as a result of the restructuring plan implemented in the fourth quarter of 2019.

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

The decrease in general and administrative expenses in 2019 compared to 2018 was primarily due to $10.1 million lower legal fees, $1.4 million lower audit-related costs, $1.7 million lower contractor and consultant expense (all related to the prior year litigation settlement, investigation and restatement efforts), $1.0 million lower commission and bonus, $2.3 million reduction in general IT expenses and $0.4 million lower recruiting costs.

The increase in general and administrative expenses in 2018 compared to 2017 was primarily attributable to the $8.6 million internal investigation related fees we incurred in 2018 as we previously disclosed, a $1.6 million increase in contractor and consultant fees primarily for supporting the accounting function and a $0.8 million increase in employee compensation and benefits.

We expect general and administrative expenses for 2020 to decrease compared to 2019 as a result of the restructuring plan implemented in the fourth quarter of 2019.

Restructuring Expense
In October 2019, we began implementing a restructuring plan in our ongoing efforts to reduce operating costs and focus on advanced technologies. The restructuring plan, when complete, is expected to result in a workforce reduction of approximately 5% of our workforce and the closure and consolidation of certain U.S. and international office facilities. We expect to complete the restructuring by the end of the second fiscal quarter of 2020. We recorded restructuring expenses of $2.5 million in the fourth quarter of 2019, which included the following (in thousands):

	Cost of revenue	Sales and marketing	Research and development	General and administrative	Total restructuring expense

Employee severance and related payroll taxes	$28	$1,355	$340	$194	$1,917
Facilities closure expenses		435	89		524
Legal fees				89	89
	$28	$1,790	$429	$283	$2,530

As of December 31, 2019, we had accrued but unpaid restructuring costs of $1.5 million included in accrued liabilities on the Consolidated Balance Sheets.
Interest Expense

Interest expense consists primarily of interest expense and amortization of debt issuance costs. We elected to allow our credit facility to expire in November 2019 without renewal. Should we seek additional sources of funding we may incur increased interest expense and amortization of debt issuance costs.

Interest expense was immaterial in 2019, 2018 and 2017.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.4 million, or 28%, in 2019 compared to 2018 primarily driven by a $0.7 million increase in foreign exchange loss, partially offset by a $0.4 million increase in interest income.

Interest and other income (expense), net, had a favorable change of $0.3 million, or 29%, in 2018 compared to 2017 primarily due to a $0.7 million increase in interest income, offset by a $0.3 million increase in foreign exchange loss.

Provision for Income Taxes

We recorded an income tax provision of $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, which primarily consisted of foreign taxes.

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

As a result of the reduction in the U.S. corporate income tax rate, we revalued our U.S. net deferred tax asset at December 31, 2017. The revaluation is based on the rates at which the U.S. net deferred tax assets are expected to reverse in the future. There was no impact to the balance sheet and income statement due to the full valuation allowance placed on the deferred tax assets for the U.S. See Note 11 to the consolidated financial statements in Part II, Item 8 for further details.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $45.7 million, including $7.7 million held outside the United States in our foreign subsidiaries, and $84.2 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2019, we had working capital of $123.4 million, accumulated deficit of $290.1 million and total stockholders’ equity of $108.8 million.

We plan to continue to invest for long-term growth, and our investment may increase. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

In addition, as described in Note 8 in the Notes to the Consolidated Financial Statements in this report, we are currently, or from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Credit Agreements
In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”) as the lender. The 2016 Credit Facility provided a three-year, $25.0 million revolving credit facility, which included a maximum of $25.0 million letter of credit subfacility. We elected to allow the 2016 Credit Facility to expire without renewal in November 2019. We currently have no plans to enter into any debt or financing arrangement.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash (used in) provided by:
Operating activities	$(426)	$(2,694)	$14,314
Investing activities	(251)	(6,876)	(5,142)
Financing activities	5,798	3,624	8,420
Net increase (decrease) in cash and cash equivalents	$5,121	$(5,946)	$17,592

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

During the year ended December 31, 2019, cash used in operating activities was $0.4 million, consisting of net loss of $17.8 million, non-cash charges of $26.2 million and an unfavorable net change in operating assets and liabilities of $8.8 million. Our non-cash charges consisted primarily of stock-based compensation expense of $16.5 million and depreciation and amortization expenses of $10.0 million. The net change in our operating assets and liabilities primarily reflects an outflow from the changes in accrued liabilities and other of $5.9 million and inventory of $5.6 million, partially offset by an inflow from changes in deferred revenue of $3.2 million.

The unfavorable change in accrued liabilities and other was driven by an increase in lease liabilities associated with the lease of the San Jose corporate office. The unfavorable change in inventory was due to build up of inventory and timing of shipments, partially offset by increased reserves. The favorable change in deferred revenues was primarily driven by increased bookings.

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

Cash Flows from Investing Activities

During the year ended December 31, 2019, cash used in investing activities was $0.3 million, consisting of purchases of property and equipment of $4.3 million, marketable securities of $71.6 million, partially offset by proceeds from sales and maturities of marketable securities of $75.7 million.

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

Cash Flows from Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $5.8 million consisting primarily of proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2018, cash used in financing activities was $3.6 million consisting primarily of proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2017, cash provided by financing activities was $8.4 million, primarily consisting of proceeds from common stock issuances under our equity incentive plans of  $12.2 million, partially offset by repurchase and retirement of common stock of $3.1 million and payment of contingent consideration of $0.7 million.

Contractual Obligations

Our contractual obligations consist of operating leases.

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years

Operating leases	$36,933	$6,050	$14,592	$9,143	$7,148

The contractual obligations table above excludes $4.4 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas, EMEA and, to a lesser extent, Japan and the Asia Pacific region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $1.4 million, $0.7 million and $0.4 million and foreign exchange loss during the years ended December 31, 2019, 2018 and 2017, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to interest rates risk related to our 2016 Credit Facility with variable interest rates, where an increase in interest rates could have resulted in higher borrowing costs. Since we let our 2016 Credit Facility expire in November 2019, the effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At December 31, 2019, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $84.2 million and $83.9 million, respectively.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2019 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2019	50 BPS	100 BPS	150 BPS
Marketable securities	$85,002	$84,728	$84,454	$84,180	$83,906	$83,631	$83,357

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of A10 Networks, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of A10 Networks, Inc. and subsidiaries (the Company) as of December 31, 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ Armanino LLP
San Jose, California
March 9, 2020

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of A10 Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of A10 Networks, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/S/ DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2019

We have served as the Company’s auditor since 2011. In 2019, we became the predecessor auditor.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,742	$40,621
Marketable securities	84,180	87,754
Accounts receivable, net of allowances of $52 and $319, respectively	53,566	53,972
Inventory	22,384	17,930
Prepaid expenses and other current assets	15,067	14,662
Total current assets	220,939	214,939
Property and equipment, net	7,656	7,262
Goodwill	1,307	1,307
Intangible assets	2,305	3,748
Other non-current assets	41,846	8,620
Total assets	$274,053	$235,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,592	$8,202
Accrued liabilities	27,756	25,291
Deferred revenue, current	62,233	63,874
Total current liabilities	97,581	97,367
Deferred revenue, non-current	38,931	34,092
Other non-current liabilities	28,754	534
Total liabilities	165,266	131,993
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 77,580 and 74,301 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	398,600	376,272
Accumulated other comprehensive income (loss)	251	(144)
Accumulated deficit	(290,065)	(272,246)
Total stockholders' equity	108,787	103,883
Total liabilities and stockholders' equity	$274,053	$235,876

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Products	$121,920	$144,682	$149,903
Services	90,708	87,541	85,526
Total revenue	212,628	232,223	235,429
Cost of revenue:
Products	29,816	34,066	36,269
Services	19,065	17,830	17,049
Total cost of revenue	48,881	51,896	53,318
Gross profit	163,747	180,327	182,111
Operating expenses:
Sales and marketing	92,783	103,214	101,360
Research and development	61,824	65,157	62,991
General and administrative	23,704	39,635	28,132
Restructuring expense	2,530	—	—
Total operating expenses	180,841	208,006	192,483
Loss from operations	(17,094)	(27,679)	(10,372)
Non-operating income (expense):
Interest expense	(237)	(129)	(162)
Interest and other income, net	919	1,273	989
Total non-operating income (expense), net	682	1,144	827
Loss before income taxes	(16,412)	(26,535)	(9,545)
Provision for income taxes	1,407	1,082	1,206
Net loss	$(17,819)	$(27,617)	$(10,751)
Net loss per share:
Basic and diluted	$(0.23)	$(0.38)	$(0.15)
Weighted-average shares used in computing net loss per share:
Basic and diluted	76,080	72,882	70,053

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(17,819)	$(27,617)	$(10,751)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	395	(21)	(78)
Comprehensive loss	$(17,424)	$(27,638)	$(10,829)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	67,873	$1	$328,869	$(246,073)	$(45)	$82,752
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	201	(201)	—	—
Stock-based compensation expense	—	—	17,203	—	—	17,203
Common stock issued under employee equity incentive plans	4,256	—	12,244	—	—	12,244
Vesting of early exercise stock options	14	—	87	—	—	87
Repurchase and retirement of common stock	(451)	—	(3,071)	—	—	(3,071)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(78)	(78)
Net loss	—	—	—	(10,751)	—	(10,751)
Balance at December 31, 2017	71,692	1	355,533	(257,025)	(123)	98,386
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	12,396	—	12,396
Stock-based compensation expense	—	—	17,038	—	—	17,038
Common stock issued under employee equity incentive plans	2,609	—	3,701	—	—	3,701
Unrealized loss on marketable securities, net of tax	—	—	—	—	(21)	(21)
Net loss	—	—	—	(27,617)	—	(27,617)
Balance at December 31, 2018	74,301	1	376,272	(272,246)	(144)	103,883
Stock-based compensation expense	—	—	16,529	—	—	16,529
Common stock issued under employee equity incentive plans	3,279	—	5,799	—	—	5,799
Unrealized loss on marketable securities, net of tax	—	—	—	—	395	395
Net loss	—	—	—	(17,819)	—	(17,819)
Balance at December 31, 2019	77,580	$1	$398,600	$(290,065)	$251	$108,787

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(17,819)	$(27,617)	$(10,751)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,028	7,880	8,511
Stock-based compensation	16,529	17,038	17,203
Provision for doubtful accounts and sales returns	(190)	212	1,147
Other non-cash items	(153)	(68)	(422)
Changes in operating assets and liabilities:
Accounts receivable	599	(6,119)	12,362
Inventory	(5,648)	(1,529)	(4,669)
Prepaid expenses and other assets	(452)	(2,434)	(2,399)
Accounts payable	(621)	(603)	(942)
Accrued and other liabilities	(5,897)	3,116	(8,868)
Deferred revenue	3,198	7,331	3,018
Other	—	99	124
Net cash (used in) provided by operating activities	(426)	(2,694)	14,314
Cash flows from investing activities:
Proceeds from sales of marketable securities	32,200	32,720	27,901
Proceeds from maturities of marketable securities	43,525	51,024	60,138
Purchases of marketable securities	(71,636)	(86,823)	(87,447)
Purchase of investment	—	(1,000)	—
Purchases of property and equipment	(4,340)	(2,797)	(5,734)
Net cash used in investing activities	(251)	(6,876)	(5,142)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	5,799	3,701	12,244
Repurchases and retirement of common stock	—	—	(3,071)
Payment of contingent consideration	—	—	(650)
Other	(1)	(77)	(103)
Net cash provided by financing activities	5,798	3,624	8,420
Net increase (decrease) in cash and cash equivalents	5,121	(5,946)	17,592
Cash and cash equivalents - beginning of period	40,621	46,567	28,975
Cash and cash equivalents - end of period	$45,742	$40,621	$46,567
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$934	$517	$1,108
Cash paid for interest	$262	$100	$111
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$1,193	$1,176	$2,946
Purchases of property and equipment included in accounts payable	$10	$58	$286
Vesting of early exercised stock options	$—	$—	$87
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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated revenues by geographic region in Note 12. We have combined in the “Americas” region, revenues from the United States with revenues from Latin America.

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

Leases
The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and are included within other non-current assets on the consolidated balance sheets, and the lease liabilities represent an obligation to make lease payments arising from the lease and are recorded within accrued liabilities and other non-current liabilities on the consolidated balance sheets. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed for the carry-forward of the Company’s historical lease classification and assessment on whether a contract is or contains a lease. The Company elected to not apply the new standard’s recognition requirements to leases with an initial term of 12 months or less and instead elected to recognize lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 11 years. We did not have impairment of intangible assets during the years ended December 31, 2019, 2018 and 2017.

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

Deferred Contract Acquisition Costs
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

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2019, 2018 and 2017.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.5 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Significant customers, including distribution channel partners and direct customers, are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2019	2018	2017
Customer A (a distribution channel partner)	*	14%	*
Customer B (a distribution channel partner)	12%	10%	*
Customer C (a distribution channel partner)	14%	*	*

* represents less than 10% of total revenue

As of December 31, 2019, two customers accounted for 17% and 12% of our total gross accounts receivable. As of December 31, 2018, two customers accounted for 16% and 12% of our total gross accounts receivable.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification. See Note 11 of this report for disclosures related to the effect of the Tax Cuts and Jobs Act and our utilization of SAB 118.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior generally accepted accounting principles. ASU 2016-02, as amended, requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU”) representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted the standard effective January 1, 2019, using the modified retrospective method, which resulted in the recognition of right-of-use assets of approximately $6.0 million and lease liabilities for operating leases of approximately $6.8 million on the Company’s consolidated balance sheets, with no material impact to its consolidated statements of operations. See Note 5 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

Effective January 1, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

Effective January 1, 2020, the Company will adopt ASU No. 2018-13, Fair Value Measurement (Topic 820 - Changes to the Disclosure Requirements for the Fair Value Measurement). Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15 December 2019 and for interim periods within those fiscal years. The Company does not expect the new guidance to have a significant impact on its consolidated financial statements.

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

Impact on the Consolidated Financial Statements

The following tables summarize the impact of the new standard on our consolidated balance sheet and consolidated statement of operations for the period presented:

Selected Consolidated Balance Sheet Line Items

	December 31, 2018
(in thousands)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Assets
Prepaid expenses and other current assets	$14,662	$(6,557)	$8,105
Other non-current assets	8,620	(3,184)	5,436
Liabilities
Deferred revenue, current	63,874	3,390	67,264
Deferred revenue, non-current	34,092	3,204	37,296
Stockholders' Equity
Accumulated deficit	(272,246)	(16,335)	(288,581)

Selected Consolidated Statement of Operations Line Items

	Year Ended December 31, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$144,682	$(2,594)	$142,088
Revenue - services	87,541	—	87,541
Total revenue	232,223	(2,594)	229,629
Gross profit	180,327	(2,594)	177,733
Sales and marketing	103,214	1,345	104,559
Total operating expenses	208,006	1,345	209,351
Loss from operations	(27,679)	(3,939)	(31,618)
Net loss	(27,617)	(3,939)	(31,556)
Basic and diluted net loss per share	$(0.38)		$(0.43)

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

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of	As of
Balance Sheet Line Reference	December 31, 2019	December 31, 2018
Accounts receivables, net	$53,566	$53,972
Deferred revenue, current	62,233	63,874
Deferred revenue, non-current	38,931	34,092

We receive payments from customers based upon billing cycles. Invoice payment terms are usually ranging from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the consolidated balance sheets. The contract assets amount is immaterial as of December 31, 2019 and 2018.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2019 and 2018, we recognized revenue of $63.2 million and $60.2 million, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred revenue:
Products	$6,593	$5,216
Services	94,571	92,750
Total deferred revenue	101,164	97,966
Less: current portion	(62,233)	(63,874)
Non-current portion	$38,931	$34,092

Deferred Contract Acquisition Costs
As of December 31, 2019, current and non-current portions of deferred contract acquisition costs were $6.2 million and $3.3 million, respectively, and related amortization was $7.4 million for the year ended December 31, 2019. As of December 31, 2018, current and non-current portions of deferred contract acquisition costs were $6.6 million and $3.2 million, respectively, and the related amortization amount was $4.9 million for the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, we had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

December 31, 2019
Within 1 year	$62,233
Next 2 to 3 years	30,346
Thereafter	8,585
Total	$101,164

3. Restructuring

In October 2019, the Company began implementing a restructuring plan in its ongoing efforts to reduce operating costs and focus on advanced technologies. The restructuring plan, when complete, is expected to result in a workforce reduction of approximately 5% of the Company’s workforce and the closure and consolidation of certain U.S. and international office facilities. The Company expects to complete the restructuring by the end of the second fiscal quarter of 2020. The Company recorded restructuring expenses of $2.5 million in the fourth quarter of 2019, which included the following (in thousands):

	Cost of revenue	Sales and marketing	Research and development	General and administrative	Total restructuring expense

Employee severance and related payroll taxes	$28	$1,355	$340	$194	$1,917
Facilities closure expenses		435	89		524
Legal fees				89	89
	$28	$1,790	$429	$283	$2,530

As of December 31, 2019, the Company had the following accrued and unpaid restructuring charges, included in accrued liabilities on the Consolidated Balance Sheets (in thousands):

Employee severance and related payroll taxes	$947
Facilities closure expense	511
Legal fees	97
$1,555

4. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,548	$10	$—	$10,558	$11,000	$7	$(3)	$11,004
Corporate securities	51,745	207	(1)	51,951	46,442	11	(116)	46,337
U.S. Treasury and agency securities	9,222	3	—	9,225	1,748	—	(12)	1,736
Commercial paper	500		—	500	12,327	1	(5)	12,323
Asset-backed securities	11,914	32	—	11,946	16,381	5	(32)	16,354
Total	$83,929	$252	$(1)	$84,180	$87,898	$24	$(168)	$87,754

During the years ended December 31, 2019 and 2018, we did not reclassify any amount to earnings from accumulated other comprehensive loss related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2019 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$26,486	$26,546
Mature in 1 - 3 years	57,443	57,634
Total	$83,929	$84,180

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate securities	2,996	(1)	—	—	2,996	(1)
U.S. Treasury and agency securities	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total	$2,996	$(1)	$—	$—	$2,996	$(1)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$2,997	$(3)	$—	$—	$2,997	$(3)
Corporate securities	29,435	(68)	7,601	(48)	37,036	(116)
U.S. Treasury and agency securities	992	(7)	744	(5)	1,736	(12)
Commercial paper	9,888	(5)	—	—	9,888	(5)
Asset-backed securities	8,499	(15)	4,758	(17)	13,257	(32)
Total	$51,811	$(98)	$13,103	$(70)	$64,914	$(168)

Based on evaluation of securities that have been in a continuous loss position, we determined the gross unrealized losses on our marketable securities as of December 31, 2019 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities we hold. As we have the ability to hold these investments until maturity, or for the foreseeable future, no decline was deemed to be other-than-temporary.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$35,546	$—	$—	$35,546	$39,113	$—	$—	$39,113
Cash equivalents	10,196	—	—	10,196	1,508	—	—	1,508
Certificates of deposit	—	10,558	—	10,558	—	11,004	—	11,004
Corporate securities	—	51,951	—	51,951	—	46,337	—	46,337
U.S. Treasury and agency securities	—	9,225	—	9,225	—	1,736	—	1,736
Commercial paper	—	500	—	500	—	12,323	—	12,323
Asset-backed securities	—	11,946	—	11,946	—	16,354	—	16,354
Total	$45,742	$84,180	$—	$129,922	$40,621	$87,754	$—	$128,375

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended

December 31, 2019 and 2018.

5. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2019 (in thousands):

December 31, 2019
Operating leases
Right-of-use assets:
Other non-current assets	$33,014
Total right-of-use assets	$33,014

Lease liabilities:
Accrued liabilities	$5,109
Other non-current liabilities	28,046
Total operating lease liabilities	$33,155

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows (in thousands):

2020	$6,050
2021	5,522
2022	4,656
2023	4,414
2024	4,518
Thereafter	11,773
Total lease payments	36,933
Less: imputed interest	(3,778)
Present value of lease liabilities	$33,155

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2019

Operating lease costs	$3,557
Short-term lease costs	1,203
Total lease costs	$4,760

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

December 31, 2019
Weighted-average remaining term (in years)	7.0
Weighted-average discount rate	3.15%

Supplemental cash flow information for the Company’s operating leases (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,301

Right-of-use assets obtained in exchange for new lease liabilities	$30,556
New Corporate Office Lease

On May 2, 2019 (the “Effective Date”), the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate office and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is seven years and eight months and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease is approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other expenses. The Company has accounted for the lease under ASC 842 and recorded a right of use asset of $30.0 million included in other non-current assets and recorded lease liabilities of $3.3 million and $26.7 million, included in accrued liabilities and other non-current liabilities, respectively, on the Consolidated Balance Sheets.

6. Other Balance Sheet Accounts Details

Allowance for Doubtful Accounts

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	December 31, 2019	December 31, 2018
Allowance for doubtful accounts, beginning balance	$319	$983
Increase (decrease) of provision	(72)	(26)
Write-offs	(195)	(638)
Allowance for doubtful accounts, ending balance	$52	$319

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Raw materials	$9,495	$7,979
Finished goods	12,889	9,951
Total inventory	$22,384	$17,930

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses	$6,163	$6,679
Deferred contract acquisition costs	6,231	6,564
Other	2,673	1,419
Prepaid expenses and other current assets	$15,067	$14,662

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	December 31, 2019	December 31, 2018
	(in years)
Equipment	1-3	$22,702	$49,804
Software	1-3	726	4,088
Furniture and fixtures	1-3	459	967
Leasehold improvements	2-8	5,440	3,832
Construction in progress		—	160
Property and equipment, gross		29,327	58,851
Less: accumulated depreciation		(21,671)	(51,589)
Property and equipment, net		$7,656	$7,262

Depreciation expense on property and equipment was $5.0 million, $6.4 million and $7.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(3,535)	$1,515	$5,050	$(2,525)	$2,525
Patents	2,936	(2,146)	790	2,936	(1,713)	1,223
Total	$7,986	$(5,681)	$2,305	$7,986	$(4,238)	$3,748

Amortization expense related to purchased intangible assets was $1.4 million for each of the years ended December 31, 2019, 2018 and 2017. Purchased intangible assets will be amortized over a remaining weighted average useful life of 1.6 years.

Future amortization expense for purchased intangible assets as of December 31, 2019 is as follows (in thousands):

Fiscal Year
2020	$1,442
2021	863
Total	$2,305

Other non-current assets

Other non-current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Right of use assets	$33,014	$—
Deferred contract acquisition costs	3,297	3,184
Deposits	2,338	1,975
Other	3,197	3,461
Total other non-current assets	$41,846	$8,620

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued compensation and benefits	$12,227	$15,283
Accrued tax liabilities	4,354	4,455
Lease liabilities	5,109	—
Other	6,066	5,553
Total accrued liabilities	$27,756	$25,291

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Lease liabilities	$28,046	$—
Other	708	534
Total other non-current liabilities	$28,754	$534

7. Credit Facility

In November 2016, we entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”) as the lender. The 2016 Credit Facility provided a three-year, $25.0 million revolving credit facility, which included a maximum of $25.0 million letter of credit subfacility. Loan advances under the revolving facility were available of up to the full $25.0 million when the balance of our cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equaled or exceeded $50.0 million. If our net cash fell below $50.0 million, loan advances were determined based on a borrowing base equal to a specified percentage of the value of our eligible accounts receivable. Loans bore interest, at our option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. Over the term of the 2016 Credit Facility, we paid customary closing fees, commitment fees and letter of credit fees for a facility of this size and type.

In September 2018, we entered into an amendment with SVB to reduce the unused revolving credit facility fee on the 2016 Credit Facility from 0.4% to 0.3%.

Our obligations under the 2016 Credit Facility were secured by substantially all of our assets, excluding our intellectual property. The 2016 Credit Facility required us to maintain compliance with customary affirmative and negative covenants, including compliance with an adjusted quick ratio of not less than 1.50:1.00, as determined in accordance with the 2016 Credit Facility and restricted our ability to pay cash dividends or make other distributions on our capital stock.
On November 1, 2019, the maturity date, we elected to allow the 2016 Credit Facility to expire without renewal. There were no outstanding loans or advances as of the maturity date. We currently have no plans for entering into a new borrowing facility.

8. Commitments and Contingencies

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

On March 22, 2018, the Company, and certain of its current and former executive officers, were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, captioned Shah v. A10 Networks, Inc. et al., 3:18-cv-01772-VC (the “Securities Action”). On August 31, 2018, the court appointed a lead plaintiff. On October 5, 2018, the lead plaintiff filed an amended complaint. The amended complaint named the same defendants as the initial complaint, in addition to one of the Company’s former executive vice presidents. The amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company and individual defendants filed motions to dismiss the amended complaint. On February 21, 2019, the court granted the motions to dismiss with leave to amend within 21 days. The lead plaintiff did not file an amended complaint by the Court-ordered deadline. Instead, on March 21, 2019, the lead plaintiff filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. On April 5, 2019, the clerk of court suspended briefing on the appeal and ordered that, by April 26, 2019, appellants shall either move for voluntary dismissal or show cause why the appeal should not be dismissed for lack of jurisdiction. On April 25, 2019, appellants moved to voluntarily dismiss the appeal without prejudice, and that motion was granted on May 1, 2019. The district court entered final judgment dismissing lead plaintiff’s claims on May 8, 2019. The lead plaintiff subsequently filed a notice of appeal on June 6, 2019. The parties filed a stipulated motion to voluntarily dismiss the appeal on October 7, 2019, with each side to bear its own costs. The Court of Appeals granted the stipulated motion to dismiss on October 10, 2019.

On May 30, 2018, certain of our current and former directors and officers were named as defendants in a putative shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, captioned Moulton v. Chen et al., 3:18-cv-03223-VC (the “Derivative Action”). We were also named as a nominal defendant. The complaint in the Derivative Action alleged breaches of fiduciary duties and other related claims in connection with purported misrepresentations related to internal controls and revenues and alleged failures to ensure that financial statements were made in accordance with generally accepted accounting principles. Plaintiff sought unspecified damages allegedly sustained by the Company, restitution, and other relief. On July 11, 2018 the Derivative Action was stayed until a motion to dismiss in the Securities Action was granted with prejudice or denied in whole or in part. Following dismissal of the Securities Action, the plaintiff voluntarily dismissed his claims on June 7, 2019.

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

The following table summarizes our non-cancelable operating leases as of December 31, 2019 (in thousands):

Years Ending December 31,	Operating Leases and Other Contractual Obligation
2020	$6,050
2021	5,522
2022	4,656
2023	4,414
2024	4,518
Thereafter	11,773
Total	$36,933

Rent expense was $4.8 million, $4.5 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

9. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. As of December 31, 2019, we had 10,738,780 shares available for future grant under the 2014 Plan.

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, on January 1, 2020, the number of shares in the 2014 Plan increased by 3,879,002 shares, representing 5% of the common stock outstanding as of December 31, 2019.

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

Employees purchased 662,362 shares at an average price of $5.14 and intrinsic value of $0.8 million during the year ended December 31, 2019. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. During 2018, there were no stock purchases by employees under the Amended 2014 Purchase Plan or the 2014 Purchase Plan. As of December 31, 2019, we had 2,402,820 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation by type of award:
Stock options	$648	$1,353	$2,705
Stock awards	14,882	10,445	11,421
Employee stock purchase rights (1)	999	5,240	3,077
Total	$16,529	$17,038	$17,203

Stock-based compensation by category of expense:
Cost of revenue	$1,500	$1,602	$1,362
Sales and marketing	5,765	5,667	6,075
Research and development	6,039	6,631	6,343
General and administrative	3,225	3,138	3,423
Total	$16,529	$17,038	$17,203

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

As of December 31, 2019, we had $29.5 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.6 years.

Fair Value Determination:

The fair values of stock options and employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options			Employee Stock Purchase Rights
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Expected term (in years)	—	4.8	4.7	0.5	0.5	1.3
Risk-free interest rate	—%	3.1%	2.0%	2.3%	2.6%	1.4%
Expected volatility	—%	37%	43%	34%	28%	39%
Dividend rate	—%	—%	—%	—%	—%	—%

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

•	Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2018	4,674	$5.19
Granted	—	$—
Exercised	(842)	$2.84
Canceled	(130)	$9.41
Outstanding as of December 31, 2019	3,702	$5.57	3.52	$6,395
Vested and exercisable as of December 31, 2019	3,427	$5.49	3.56	$6,210

(1)	The aggregate intrinsic value represents the excess of the closing price of our common stock of $6.87 as of December 31, 2019 over the exercise price of the outstanding in-the-money options.

Following is additional information pertaining to our stock option activities (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value of options granted (per share)	$—	$2.19	$3.14
Intrinsic value of options exercised (1)	$1,930	$2,629	$8,013

(1)	Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

We have granted RSUs to our employees, consultants and members of our Board of Directors, and PSUs to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of December 31, 2019, 253,203 shares had vested, 200,297 shares had been forfeited, and the remaining 93,500 shares will vest (as to 80%) in annual tranches through February 2020 subject to continued service vesting requirements.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% upon the achievement of the performance targets by December 31, 2020, and are subject to service condition vesting requirements. The remaining 25% of these PSUs will become eligible to vest on the first anniversary of the initial vesting date. None of these PSUs were vested as of December 31, 2019.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of December 31, 2019.

In December 2019, we granted 375,000 PSUs with certain market performance-based targets to be achieved between December 2019 and December 2023. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $4.59, $4.06 and $3.59 and determined using the Monte Carlo simulation model with the following assumptions: expected term of 4.0 years, expected volatility of 38.45%, risk-free interest rate of 1.7% and expected dividend yield of 0.0%. None of these PSUs were vested as of December 31, 2019.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2018	5,974	$6.51
Granted	3,288	$6.74
Released	(1,774)	$6.60
Canceled	(1,340)	$6.57
Nonvested as of December 31, 2019	6,148	$6.59	1.81

Following is additional information pertaining to our RSU activities (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value of stock awards granted (per share)	$6.74	$5.95	$8.55
Total fair value of stock awards released (vested) during the period	$12,183	$9,714	$13,961

10. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the years ended December 31, 2019, 2018 and 2017, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options, RSUs and employee stock purchase rights	9,199	9,621	12,184

11. Income Taxes

The geographical breakdown of loss before income taxes is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic loss	$(20,345)	$(29,658)	$(13,752)
Foreign income	3,933	3,123	4,207
Loss before income taxes	$(16,412)	$(26,535)	$(9,545)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current provision for income taxes:
State	$49	$44	$48
Foreign	1,716	953	1,023
Total current	1,765	997	1,071
Deferred tax expense (benefit):
Federal	3	(13)	26
Foreign	(361)	98	109
Total deferred	(358)	85	135
Provision for income taxes	$1,407	$1,082	$1,206

The reconciliation of the statutory federal income tax and the provision for income tax is as follows (in thousands, except percentages).

	Years Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$(3,447)	21.0%	$(5,572)	21.0%	$(3,245)	34.0%
State tax - net of federal benefits	42	(0.3)	39	(0.1)	32	(0.3)
Foreign rate differential	363	(2.2)	258	(1.0)	(655)	6.9
Changes in federal valuation allowance	4,695	(28.6)	6,430	(24.2)	(21,038)	220.4
Change in federal tax rate due to Tax Cuts and Jobs Act	—	—	—	—	28,185	(295.3)
Stock-based compensation	578	(3.5)	1,950	(7.3)	(1,169)	12.2
Non-deductible meals and entertainment expenses	287	(1.8)	342	(1.3)	243	(2.5)
Other permanent items	257	(1.6)	351	(1.3)	104	(1.1)
Federal tax credits - net of uncertain tax position	(1,809)	11.0	(2,634)	9.9	(1,634)	17.1
Expenses for uncertain tax positions	166	(1.0)	137	(0.5)	311	(3.3)
Other	275	(1.6)	(219)	0.7	72	(0.7)
Provision for income taxes	$1,407	(8.6)%	$1,082	(4.1)%	$1,206	(12.6)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$46,273	$43,869
Research and development credits, net of uncertain tax positions	25,386	22,051
Accruals, reserves, and other	12,021	11,264
Stock-based compensation	3,306	2,628
Depreciation and amortization	2,219	1,952
Operating lease liability	7,061	—
Gross deferred tax assets	96,266	81,764
Valuation allowance	(85,743)	(78,681)
Total deferred tax assets	10,523	3,083
Deferred tax liabilities:
Deferred contract acquisition costs	(2,245)	(2,256)
Operating lease right of use asset	(7,088)	—
Other	(19)	(13)
Total deferred tax liabilities	(9,352)	(2,269)
Net deferred tax assets	$1,171	$814

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $85.7 million and $78.7 million against the U.S. net deferred tax assets as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the valuation allowance increased by $7.1 million and $6.2 million, respectively.

As of December 31, 2019 and 2018, we had U.S. federal net operating loss carryforwards of $193.8 million and $185.0 million, respectively, and state net operating loss carryforwards of $84.6 million and $75.3 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in the year ending December 31, 2025, if not utilized. The state net operating losses expire in various years ending between 2023 and 2039, if not utilized.

Additionally, as of December 31, 2019 and 2018, we had U.S. federal research and development credit carryforwards of $15.3 million and $13.3 million, and state research and development credit carryforwards of $16.4 million and $14.2 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 while the state credit carryforwards can be carried over indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to an annual limitation provided for in the Internal Revenue Code Section 382 and similar state codes. Any annual limitation could result in the expiration of net operating loss and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries’ earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Act. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2019 and 2018, the undistributed earnings approximated $13.6 million and $10.8 million, respectively. Our undistributed earnings through December 31, 2017 have been taxed under the one-time transition tax under the Tax Act.

Uncertain Tax Positions

As of December 31, 2019, 2018 and 2017, we had gross unrecognized tax benefits of $4.4 million, $4.2 million and $3.8 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and is immaterial for the years ended December 31, 2019 and 2018. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits—beginning balance	$4,191	$3,782	$3,360
Increases (decrease) related to tax positions from prior years	(280)	(266)	(151)
Increases related to tax positions taken during current year	530	675	573
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$4,441	$4,191	$3,782

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2019, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.0 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

12. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2019	2018	2017
Americas	$89,944	$112,506	$122,893
Japan	59,454	55,205	51,488
Asia Pacific, excluding Japan	35,689	36,897	33,189
EMEA	27,541	27,615	27,859
Total	$212,628	$232,223	$235,429

The following table is a summary of our long-lived assets which include property and equipment, net and right of use assets based on the physical location of the assets (in thousands):

	December 31, 2019	December 31, 2018
United States	$35,964	$5,525
Japan	2,689	1,108
Other	2,017	629
Total	$40,670	$7,262

13. Employee Benefit Plan

We adopted a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code which is offered to all of our United States employees. Participants in the plan may elect to contribute up to $19,000 of their annual compensation to the plan for the 2019 calendar year. Individuals who are 50 or older may contribute an additional $6,000 of their annual income. In 2019, we matched 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant. We contributed $0.7 million,  $1.0 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

14. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2019 and 2018 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$50,290	$49,189	$52,833	$60,316
Gross profit	$38,040	$37,918	$40,913	$46,876
Net income (loss)	$(12,272)	$(5,771)	$173	$51
Net loss per share - basic	$(0.16)	$(0.08)	$—	$—
Net loss per share - diluted	$(0.16)	$(0.08)	$—	$—

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$49,183	$60,713	$60,502	$61,825
Gross profit	$37,299	$47,526	$47,488	$48,014
Net loss	$(19,670)	$(4,532)	$(1,807)	$(1,608)
Net loss per share - basic	$(0.27)	$(0.06)	$(0.02)	$(0.02)
Net loss per share - diluted	$(0.27)	$(0.06)	$(0.02)	$(0.02)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2018 and December 31, 2017 in its Annual Report on Form 10-K for the years ended December 31, 2018 and December 31, 2017. The material weaknesses related to our control environment and monitoring activities and revenue recognition. The material weaknesses led to the restatement of our annual consolidated financial statements for the years ended December 31, 2016 and 2015. As described below, management developed and implemented remediation actions to address the material weaknesses and further actions are ongoing as of December 31, 2019.
During 2019, management implemented various initiatives intended to address the identified material weaknesses and strengthen our overall internal control environment. Management reported to the Audit Committee regarding its development and implementation of these remediation actions. In this regard, some of our key remedial initiatives included:

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

•	Training Practices - We developed and have provided comprehensive training programs relating to revenue recognition and contract review and have deployed training to our sales personnel.

•	Credit Policies and Procedures - We have improved our practices regarding extension of credit to customers and evaluation of customer creditworthiness.

•	Revenue Recognition Policies and Procedures - We have implemented improvements to our revenue recognition policies and procedures.

•
Implementation and Enhancement of Entity Level Controls - We have implemented additional controls in our quarterly/annual financial reporting process, including enhanced sub-certifications by all sales personnel, as well as other key personnel in our finance, human resources, and legal functions. The enhanced sub-certifications include specific documentation related to the identification of non-standard revenue arrangements. We have also enhanced our insider trading policy and related communications to employees.

During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the remediation actions implemented and found the implemented controls are designed and operating effectively. As a result, we concluded that the material weaknesses have been remediated as of December 31, 2019.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective as of December 31, 2019, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.
Changes to Internal Control over Financial Reporting
Except for the changes in relation to our implementation of the remediation actions described above, no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in an amendment to this report or in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements
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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities					X
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan					X
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.20	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.30*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White	10-K	001-36343	10.33	August 29, 2018
10.31*	Letter Agreement, dated as of March 14, 2018November 20, 2019, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer	8-K	001-36343	10.1	November 21, 2019
10.32	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Armanino LLP, independent registered public accounting firm					X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

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

A10 NETWORKS, INC.

Date:	March 10, 2020	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	March 10, 2020
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Tom Constantino	Chief Financial Officer	March 10, 2020
Tom Constantino	(Principal Financial and Accounting Officer)

/s/ J. Michael Dodson	Director	March 10, 2020
J. Michael Dodson

/s/ Eric Singer	Director	March 10, 2020
Eric Singer

/s/ Peter Y. Chung	Director	March 10, 2020
Peter Y. Chung

/s/ Alan S. Henricks	Director	March 10, 2020
Alan S. Henricks

/s/ Tor R. Braham	Director	March 10, 2020
Tor R. Braham