Form 10-Q
period 2020-03-31
A10 Networks, Inc.
filed 2020-05-08
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

3 West Plumeria Drive, San Jose, California 95131
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of April 30, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 78,986,601.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity;

•	our ability to provide customers with improved benefits relating to their applications;

•	our ability to maintain an adequate rate of revenue growth and other factors contributing to such growth;

•	our ability to successfully anticipate market needs and opportunities;

•	our business plan and our ability to effectively manage our growth;

•	our plans to expand and strengthen our sales efforts;

•	our expectations with respect to recognizing revenue related to remaining performance obligations;

•	our plans to introduce new products;

•	loss or delay of expected purchases by our largest end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	continued growth in markets relating to network security;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally and any related impact on profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	our expectations with respect to the realization of our tax assets and our unrecognized tax benefits;

•	our plans with respect to the repatriation of our earnings from our foreign operations;

•	the attraction, retention and growth of qualified employees and key personnel;

•	our ability to achieve or maintain profitability while continuing to invest in our sales, marketing, product development, distribution channel partner programs and research and development teams;

•	our expectations regarding our future expenses;

•	our expectations with respect to restructuring actions and expenses;

•	our expectations with respect to liquidity position and future capital requirements;

•	our exploration of strategic alternatives;

•	variations in product mix or geographic locations of our sales;

•	fluctuations in currency exchange rates;

•	tariffs affecting us;

•	increased cost requirements of being a public company and future sales of substantial amounts of our common stock in the public markets;

•	the cost and potential outcomes of litigation;

•	our ability to maintain, protect, and enhance our brand and intellectual property;

•	future acquisitions of or investments in complementary companies, products, services or technologies; and

•	our ability to effectively integrate operations of entities we have acquired or may acquire.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time such as the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: the effects of the COVID-19 global pandemic on the Company and its business, and on the business of its business partners and customers; unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate (especially in light of the ongoing adverse effects of the COVID-19 global pandemic); execution risks related to closing key deals and improving our execution, the continued market adoption of our products, our ability to successfully anticipate market needs and opportunities, our timely development of new products and features, our ability to achieve or maintain profitability, any loss or delay of expected purchases by our largest end-customers, our ability to maintain or improve our competitive position, competitive and execution risks related to cloud-based computing trends, our ability to attract and retain new end-customers and our largest end-consumers, our ability to maintain and enhance our brand and reputation, changes demanded by our customers in the deployment and payment model for our products, continued growth in markets relating to network security, the success of any future acquisitions or investments in complementary companies, products, services or technologies, the ability of our sales team to execute well, our ability to shorten our close cycles, the ability of our channel partners to sell our products, variations in product mix or geographic locations of our sales, risks associated with our presence in international markets, weaknesses or deficiencies in our internal control over financial reporting, and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Any forward-looking statements made by us in this report speak only as of the date of this report, and we do not intend to update these forward-looking statements after the filing of this report, except as required by law.

Our investor relations website is located at https://investors.a10networks.com. We use our investor relations website, our company blog (https://www.a10networks.com/blog) and our corporate Twitter account (https://twitter.com/A10Networks) to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, our company blog and our corporate Twitter account, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees). These same developments may affect the operations of our contract manufacturers’ and many of our vendors, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2020.

In response to the outbreak of COVID-19, we have taken the following measures:

•	Implemented work-from-home and social distancing policies for our organization;

•	Taken steps to ensure employee’s ability to remotely work-from-home when feasible;

•	Continue to maintain our focus on improving profitability; and

•	Continue to monitor our supply chain closely.

The impact of the pandemic on our business, as well as the business of our business partners, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$65,633	$45,742
Marketable securities	77,273	84,180
Accounts receivable, net of allowances of $267 and $52, respectively	42,862	53,566
Inventory	20,764	22,384
Prepaid expenses and other current assets	12,518	15,067
Total current assets	219,050	220,939
Property and equipment, net	7,462	7,656
Goodwill	1,307	1,307
Intangible assets	1,944	2,305
Other non-current assets	40,294	41,846
Total assets	$270,057	$274,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,937	$7,592
Accrued liabilities	24,243	27,756
Deferred revenue	62,718	62,233
Total current liabilities	90,898	97,581
Deferred revenue, non-current	38,560	38,931
Other non-current liabilities	27,347	28,754
Total liabilities	156,805	165,266
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 78,710 and 77,580 shares issued and outstanding, respectively	1	1
Additional paid-in-capital	403,650	398,600
Accumulated other comprehensive income (loss)	(37)	251
Accumulated deficit	(290,362)	(290,065)
Total stockholders' equity	113,252	108,787
Total liabilities and stockholders' equity	$270,057	$274,053

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Products	$30,736	$28,230
Services	23,028	22,060
Total revenue	53,764	50,290
Cost of revenue:
Products	6,941	7,516
Services	5,201	4,734
Total cost of revenue	12,142	12,250
Gross profit	41,622	38,040
Operating expenses:
Sales and marketing	20,621	24,483
Research and development	15,315	16,166
General and administrative	5,895	8,358
Total operating expenses	41,831	49,007
Loss from operations	(209)	(10,967)
Non-operating income (expense):
Interest expense	—	(155)
Interest and other income (expense), net	231	(633)
Total non-operating income (expense), net	231	(788)
Income (loss) before provision for income taxes	22	(11,755)
Provision for income taxes	319	517
Net loss	$(297)	$(12,272)
Net loss per share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)
Weighted-average shares used in computing net loss per share:
Basic	78,061	74,809
Diluted	78,061	74,809

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(297)	$(12,272)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(288)	240
Comprehensive loss	$(585)	$(12,032)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Shares of common stock issued and outstanding
Beginning balance at December 31, 2019 and 2018, respectively	77,580	74,301
Common stock issued under employee equity incentive plans	1,130	882
Ending balance	78,710	75,183

Stockholders' equity
Beginning balance at December 31, 2019 and 2018, respectively	$108,787	$103,883
Common stock:
Beginning balance	$1	$1
Common stock issued under employee equity incentive plans	—	—
Ending balance	$1	$1

Additional paid-in capital:
Beginning balance	$398,600	$376,272
Common stock issued under employee equity incentive plans	2,005	1,027
Stock-based compensation	3,045	3,896
Ending balance	$403,650	$381,195

Accumulated other comprehensive income (loss):
Beginning balance	$251	$(144)
Unrealized gain (loss) on marketable securities, net of tax	(288)	240
Ending balance	$(37)	$96

Accumulated deficit:
Beginning balance	$(290,065)	$(272,246)
Net loss	(297)	(12,272)
Ending balance	$(290,362)	$(284,518)

Total stockholders' equity	$113,252	$96,774

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(297)	$(12,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,311	2,447
Stock-based compensation	3,040	3,896
Other non-cash items	(13)	(246)
Changes in operating assets and liabilities:
Accounts receivable	10,767	9,285
Inventory	1,472	(3,325)
Prepaid expenses and other assets	2,426	(2,409)
Accounts payable	(3,718)	(492)
Accrued and other liabilities	(4,919)	(3,616)
Deferred revenue	114	603
Other	—	71
Net cash provided by (used in) operating activities	12,183	(6,058)
Cash flows from investing activities:
Proceeds from sales of marketable securities	1,914	8,674
Proceeds from maturities of marketable securities	10,175	4,500
Purchases of marketable securities	(5,518)	(13,859)
Purchases of property and equipment	(868)	(936)
Net cash provided by (used in) investing activities	5,703	(1,621)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	2,005	1,027
Other	—	(2)
Net cash provided by financing activities	2,005	1,025
Net increase (decrease) in cash and cash equivalents	19,891	(6,654)
Cash and cash equivalents - beginning of period	45,742	40,621
Cash and cash equivalents - end of period	$65,633	$33,967
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$149	$303
Purchases of property and equipment included in accounts payable	$63	$485

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited financial statements, which are included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC (the “2019 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2019 Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described below. There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Capitalization of Internally Developed Software to be Marketed and Sold

The Company began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. The Company accounts for the capitalization of labor costs under ASC Topic 985-20 - Software to be Sold, Leased or Marketed. During the three months ended March 31, 2020, the Company’s capitalized labor costs were not material.

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

Significant customers, including distribution channel partners and direct customers, are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2020	2019
Customer A (a distribution channel partner)	*	13%
Customer B (a distribution channel partner)	17%	*
Customer C (a distribution channel partner)	16%	*
* represents less than 10% of total revenue

As of March 31, 2020, two customers accounted for 21% and 20%, respectively, of our total gross accounts receivable. As of December 31, 2019, two customers accounted for 17% and 12%, respectively, of our total gross accounts receivable.

Recent Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820 - Changes to the Disclosure Requirements for the Fair Value Measurement). Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The new guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, the Company adopted ASU 2017-04, and the adoption had no impact on our condensed consolidated financial statements. The Company will perform future goodwill impairment tests according to ASU 2017-04.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2020 (in thousands):

March 31, 2020
Operating leases
Right-of-use assets:
Other non-current assets	$31,340
Total right-of-use assets	$31,340

Lease liabilities:
Accrued liabilities	$4,716
Other non-current liabilities	26,871
Total operating lease liabilities	$31,587

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$4,230
2021	5,519
2022	4,659
2023	4,414
2024	4,518
Thereafter	11,773
Total lease payments	35,113
Less: imputed interest	(3,526)
Present value of lease liabilities	$31,587

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease costs	$1,777	$893
Short-term lease costs	158	137
Total lease costs	$1,935	$1,030

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

March 31, 2020
Weighted-average remaining term (years)	6.87
Weighted-average discount rate	3.14%

Supplemental cash flow information for the Company’s operating leases was as follows (in thousands):

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,665

No new operating leases were entered into during the three months ended March 31, 2020.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,049	$6	$—	$9,055	$10,548	$10	$—	$10,558
Corporate securities	51,041	53	(163)	50,931	51,745	207	(1)	51,951
U.S. Treasury and agency securities	6,716	64	—	6,780	9,222	3	—	9,225
Commercial paper	500	—	—	500	500	—	—	500
Asset-backed securities	10,003	16	(12)	10,007	11,914	32	—	11,946
Total	$77,309	$139	$(175)	$77,273	$83,929	$252	$(1)	$84,180

During the three months ended March 31, 2020 and 2019, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$34,906	$34,902
Mature in 1 - 3 years	42,403	42,371
Total	$77,309	$77,273

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$—	$—	$2,375	$(1)	$2,375	$(1)
Corporate securities	15,751	(68)	13,359	(94)	29,110	(162)
Asset-backed securities	1,372	(2)	3,045	(10)	4,417	(12)
Total	$17,123	$(70)	$18,779	$(105)	$35,902	$(175)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$2,996	$(1)	$—	$—	$2,996	$(1)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2020 and 2019.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$48,175	$—	$—	$48,175	$35,546	$—	$—	$35,546
Cash equivalents	17,458	—	—	17,458	10,196	—	—	10,196
Certificates of deposit	—	9,055	—	9,055	—	10,558	—	10,558
Corporate securities	—	50,931	—	50,931	—	51,951	—	51,951
U.S. Treasury and agency securities	—	6,780	—	6,780	—	9,225	—	9,225
Commercial paper	—	500	—	500	—	500	—	500
Asset-backed securities	—	10,007	—	10,007	—	11,946	—	11,946
Total	$65,633	$77,273	$—	$142,906	$45,742	$84,180	$—	$129,922

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2020 and 2019.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Raw materials	$9,829	$9,495
Finished goods	10,935	12,889
Total inventory	$20,764	$22,384

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Prepaid expenses	$4,514	$6,163
Deferred contract acquisition costs	5,302	6,231
Other	2,702	2,673
Total prepaid expenses and other current assets	$12,518	$15,067

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31, 2020	December 31, 2019
	(in years)
Equipment	1 - 5	$23,483	$22,702
Software	1 - 3	765	726
Furniture and fixtures	1 - 7	652	459
Leasehold improvements	Lease term	5,438	5,440
Construction in process		48	—
Property and equipment, gross		30,386	29,327
Less: accumulated depreciation		(22,924)	(21,671)
Property and equipment, net		$7,462	$7,656

Depreciation expense on property and equipment was $1.3 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(3,788)	$1,262	$5,050	$(3,535)	$1,515
Patents	2,936	(2,254)	$682	2,936	(2,146)	790
Total intangible assets	$7,986	$(6,042)	$1,944	$7,986	$(5,681)	$2,305

Amortization expense related to purchased intangible assets was $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Future amortization expense for purchased intangible assets as of March 31, 2020 is as follows (in thousands):

Fiscal Year
Remainder of 2020	$1,082
2021	862
Total	$1,944

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Accrued compensation and benefits	$10,121	$12,227
Accrued tax liabilities	2,987	4,354
Lease liability	4,716	5,109
Other	6,419	6,066
Total accrued liabilities	$24,243	$27,756

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Deferred revenue:
Products	$6,456	$6,593
Services	94,822	94,571
Total deferred revenue	101,278	101,164
Less: current portion	(62,718)	(62,233)
Non-current portion	$38,560	$38,931

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 - Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2020.

Rent expense was $1.6 million and $1.0 million for three months ended March 31, 2020 and 2019, respectively.

Purchase Commitments

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

The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2020, the number of shares in the 2014 Plan increased by 3,879,002 shares, representing 5% of the prior year end’s common stock outstanding. As of March 31, 2020, we had 15,166,550 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of March 31, 2020, the Company had 2,402,820 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation by type of award:
Stock options	$110	$184
Stock awards	2,682	3,474
Employee stock purchase rights	248	238
	$3,040	$3,896

Stock-based compensation by category of expense:
Cost of revenue	$325	$324
Sales and marketing	764	1,321
Research and development	1,006	1,331
General and administrative	945	920
	$3,040	$3,896

As of March 31, 2020, the Company had $24.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.64 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2019	3,702	$5.57
Granted	—	—
Exercised	(644)	4.37
Canceled	(171)	6.29
Outstanding as of March 31, 2020	2,887	5.80	3.01	$3,195
Vested and exercisable as of March 31, 2020	2,810	$5.73	2.90	$3,194

As of March 31, 2020, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.21 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.2 million and $1.1 million during the three months ended March 31, 2020 and 2019, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our Board of Directors, and PSUs to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of March 31, 2020, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining 93,500 shares vested (as to 80%) in February 2020.

In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2020, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of March 31, 2020.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of March 31, 2020.

In December 2019, we granted 375,000 PSUs with certain market performance-based targets to be achieved between December 2019 and December 2023. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $4.59, $4.06 and $3.59. None of these PSUs were vested as of March 31, 2020.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2019	6,148	$6.59
Granted	132	5.75
Released	(486)	6.42
Canceled	(511)	6.67
Nonvested as of March 31, 2020	5,283	$6.58	1.75

The aggregate fair value of stock awards released as of the respective vesting dates was $3.4 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.

7. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses during the three months ended March 31, 2020 and 2019, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

Basic and diluted net loss per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per share
Numerator:
Net loss	$(297)	$(12,272)
Denominator:
Weighted-average shares outstanding - basic	78,061	74,809
Weighted-average shares outstanding - diluted	78,061	74,809
Net loss per share:
Basic and diluted	$0.00	$(0.16)

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options, restricted stock units and employee stock purchase rights	8,182	9,997

8. Income Taxes

We recorded income tax expense of $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2020. We will continue to maintain a full valuation allowance against our net federal, state, and certain foreign deferred tax assets until there is sufficient evidence to support the recoverability of our deferred tax assets.

We had $4.3 million of unrecognized tax benefits as of March 31, 2020. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our provision for income taxes in our condensed consolidated statements of operations.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. We are not currently under examination by any taxing authorities.

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2020	2019
Americas	$25,438	$21,133
Japan	17,641	13,152
Asia Pacific, excluding Japan	4,882	8,776
EMEA	5,803	7,229
Total revenue	$53,764	$50,290

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	March 31, 2020	December 31, 2019
United States	$34,483	$35,964
Japan	2,393	2,689
Other	1,926	2,017
Total	$38,802	$40,670

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, net	$42,862	$53,566
Deferred revenue, current	62,718	62,233
Deferred revenue, non-current	38,560	38,931

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amount was immaterial as of March 31, 2020 and December 31, 2019.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the three months ended March 31, 2020 and 2019, we recognized revenue of $21.3 million and $23.7 million, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $8.5 million and $9.5 million as of March 31, 2020 and December 31, 2019, respectively, and the related amortization amount was $1.7 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2020 and 2019.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

March 31, 2020

Within 1 year	$62,718
Next 2 to 3 years	29,673
Thereafter	8,887
Total	$101,278

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and “Note Regarding Forward-Looking Statements.”

COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.

The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended March 31, 2020. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

Looking forward, the impact of the pandemic on the global economy and on our business, as well as on the business of our partners and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2020.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2020, we had sold products to approximately 6,935 end customers across 133 countries.

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

During the three months ended March 31, 2020, 47% of our total revenue was generated from the Americas region, 33% from Japan and 20% from other geographical regions. During the three months ended March 31, 2019, 42% of our total revenue was generated from the Americas region, 26% from Japan and 32% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 35% and 46% of our total revenue during the three months ended March 31, 2020 and 2019, respectively. Our service provider customers accounted for 65% and 54% of our total revenue during the three months ended March 31, 2020 and 2019, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 52% and 33% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2020, we had $65.6 million of cash and cash equivalents and $77.3 million of marketable securities. Cash provided by operating activities was $12.2 million during the three months ended March 31, 2020, compared to $6.1 million cash used in operating activities in the same period last year.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,736	57.2%	$28,230	56.1%	$2,506	8.9%
Services	23,028	42.8	22,060	43.9	968	4.4
Total revenue	53,764	100.0	50,290	100.0	3,474	6.9
Cost of revenue:
Products	6,941	12.9	7,516	15.0	(575)	(7.7)
Services	5,201	9.7	4,734	9.4	467	9.9
Total cost of revenue	12,142	22.6	12,250	24.4	(108)	(0.9)
Gross profit	41,622	77.4	38,040	75.6	3,582	9.4
Operating expenses:
Sales and marketing	20,621	38.4	24,483	48.7	(3,862)	(15.8)
Research and development	15,315	28.5	16,166	32.1	(851)	(5.3)
General and administrative	5,895	10.9	8,358	16.6	(2,463)	(29.5)
Total operating expenses	41,831	77.8	49,007	97.4	(7,176)	(14.6)
Loss from operations	(209)	(0.4)	(10,967)	(21.8)	10,758	(98.1)
Non-operating income (expense):
Interest expense	—	—	(155)	(0.3)	155	(100.0)
Interest and other income (expense), net	231	0.4	(633)	(1.3)	864	136.5
Total non-operating income (expense), net	231	0.4	(788)	(1.6)	1,019	129.3
Income (loss) before provision for income taxes	22	—	(11,755)	(23.4)	11,777	(100.2)
Provision for income taxes	319	0.6	517	1.0	(198)	(38.3)
Net loss	$(297)	(0.6)%	$(12,272)	(24.4)%	$11,975	(97.6)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,736	57%	$28,230	56%	$2,506	9%
Services	23,028	43	22,060	44	968	4
Total revenue	$53,764	100%	$50,290	100%	$3,474	7%
Revenue by geographic region:
Americas	$25,438	47%	$21,133	42%	$4,305	20%
Japan	17,641	33	13,152	26	4,489	34
Asia Pacific, excluding Japan	4,882	9	8,776	18	(3,894)	(44)
EMEA	5,803	11	7,229	14	(1,426)	(20)
Total revenue	$53,764	100%	$50,290	100%	$3,474	7%

Total revenue increased by $3.5 million, or 7%, during the three months ended March 31, 2020 compared to the same period of 2019. This increase was due primarily to a $4.5 million increase in revenue in Japan, a $4.3 million increase in revenue in the Americas region, which was primarily driven by higher services revenue driven by higher demand from our service provider customers. This increase was partially offset by a $5.3 million net decrease in revenue in other regions due to lower demand from our service provider customers and to a lesser extent, enterprise customers.

Products revenue increased by $2.5 million, or 9%, during the three months ended March 31, 2020 compared to the same period of 2019, primarily driven by increased demand from our service provider customers in the Americas region and Japan, partially offset by lower demand from our service provider customers in other regions and lower demand from enterprise customers in all regions.

Services revenue increased by $1.0 million, or 4%, during the three months ended March 31, 2020 compared to the same period of 2019. The increase was primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended March 31, 2020, $25.4 million, or 47% of total revenue, was generated from the Americas region, which represents a 20% increase compared to the same period of 2019. The increase was primarily due to higher services revenue driven by higher demand from our service provider customers in the Americas.

During the three months ended March 31, 2020, $17.6 million, or 33% of total revenue, was generated from Japan, which represents a 34% increase compared to the same period of 2019. The increase was primarily due to higher services revenue driven by higher demand from our service provider customers, partially offset by lower product revenue from our enterprise customers in Japan.

During the three months ended March 31, 2020, $4.9 million, or 9% of total revenue, was generated from Asia Pacific regions, excluding Japan, which represents a 44% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our service provider customers in Asia Pacific, excluding Japan. To a lesser extent, product revenue decreased due to lower demand from our enterprise customers in Asia Pacific, excluding Japan.

During the three months ended March 31, 2020, $5.8 million, or 11% of total revenue, was generated from EMEA, which represents a 20% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our service provider customers in EMEA. To a lesser extent, product revenue decreased due to lower demand from our enterprise customers in EMEA.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$6,941	$7,516	$(575)	(7.7)%
Services	5,201	4,734	467	9.9
Total cost of revenue	$12,142	$12,250	$(108)	(0.9)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$23,795	77.4%	$20,714	73.4%	$3,081	4.0%
Services	17,827	77.4	17,326	78.5	501	(1.1)
Total gross profit	$41,622	77.4%	$38,040	75.6%	$3,582	1.8%

Products gross margin increased 4.0 percentage points during the three months ended March 31, 2020 compared to the same period of 2019, primarily driven by changes in product and geographic mix.

Services gross margin decreased 1.1 percentage points during the three months ended March 31, 2020 compared to the same period of 2019. The decrease in gross margin was primarily due to an increase in personnel related support costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

In October 2019, we implemented a restructuring plan in an effort to reduce operating costs and focus on advanced technologies. The restructuring plan resulted in a workforce reduction of approximately 5% of our workforce and the closure and consolidation of certain U.S. and international office facilities. Although certain restructuring actions have not yet occurred, all restructuring activities were fully accrued for as of December 31, 2019. The Company expects all restructuring actions to be completed by June 30, 2020. The Company did not record any restructuring expense during the three months ended March 31, 2020 and does not expect to record restructuring expenses during the three months ended June 30, 2020.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$20,621	$24,483	$(3,862)	(15.8)%
Research and development	15,315	16,166	(851)	(5.3)
General and administrative	5,895	8,358	(2,463)	(29.5)
Total operating expenses	$41,831	$49,007	$(7,176)	(14.6)%

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

The decrease of 15.8% in sales and marketing expense for the three months ended March 31, 2020 compared to the same period of 2019 was primarily attributable to a decrease in employee headcount as a result of the Company’s 2019 restructuring plan. As a result, employee compensation and benefit expenses decreased $2.8 million and travel expenses decreased $0.7 million. Additionally, marketing expense decreased $0.4 million as the Company attended fewer marketing events.

For the remainder of 2020, we expect sales and marketing expenses to be consistent with the level of expense we experienced during the three months ended March 31, 2020, although we expect to experience quarterly fluctuations.

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

The decrease of 5.3% in research and development expense for the three months ended March 31, 2020 compared to the same period of 2019 was primarily driven by lower employee labor and benefit expenses as the Company had fewer research and development employees in 2020 as a result of its 2019 restructuring plan.

For the remainder of 2020, we expect research and development expenses to be consistent with the level of expense we experienced during the three months ended March 31, 2020.

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

The decrease of 29.5% in general and administrative expenses for the three months ended March 31, 2020 compared to the same period of 2019 was primarily driven by a decrease of $1.3 million in professional services fees and a decrease of $1.1 million in contractor and consulting expenses. These expenses were high in the three months ended March 31, 2019 primarily due to the internal investigation that began in 2018.

For the remainder of 2020, we expect general and administrative expenses to be consistent with, or slightly below, the level of expense we experienced during the three months ended March 31, 2020.

Interest Expense

We incurred no interest expense in the three months ended March 31, 2020 as we elected to allow our credit facility to expire in November 2019 without renewal. Fees associated with maintaining our credit facility were recorded to interest expense.

Interest expense was immaterial in the three months ended March 31, 2019.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had a favorable change of $0.9 million, or 136.5%, for the three months ended March 31, 2020 compared to the same period of 2019 primarily driven by a $1.0 million decrease in foreign exchange loss in the three months ended March 31, 2020, compared to the same period of 2019. We incurred $0.2 million and $1.2 million of foreign currency losses in in the three months ended March 31, 2020 and 2019, respectively.

Provision for Income Taxes

We recorded income tax provisions of $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $65.6 million, including $8.2 million held outside the United States in our foreign subsidiaries, and $77.3 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2020, we had working capital of $128.2 million, accumulated deficit of $290.4 million and total stockholders’ equity of $113.3 million.

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

As described in Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$12,183	$(6,058)
Investing activities	5,703	(1,621)
Financing activities	2,005	1,025
Net increase (decrease) in cash and cash equivalents	$19,891	$(6,654)

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

During the three months ended March 31, 2020, cash provided by operating activities was $12.2 million, consisting of a net loss of $0.3 million, offset by non-cash charges of $6.3 million and a cash increase resulting from the net change in operating assets and liabilities of $6.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $3.3 million and stock-based compensation expense of $3.0 million. The net change in our operating assets and liabilities primarily reflects inflows from the changes in accounts receivable of $10.8 million, prepaid expenses and other assets of $2.4 million and inventory of $1.5 million, partially offset by outflows from changes in accrued and other liabilities of $4.9 million and accounts payable of $3.7 million.

The favorable change in accounts receivable was attributed to timing of cash collections. The favorable change in prepaid expenses and other assets was primarily attributable to a decrease in our operating lease right-of-use assets. The favorable change in inventory was due to the timing of shipments. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

During the three months ended March 31, 2019, cash used in operating activities was $6.1 million, consisting of a net loss of $12.3 million which includes non-cash charges of $6.1 million and a cash increase resulting from the net change in operating assets and liabilities of $0.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $2.4 million and stock-based compensation expense of $3.9 million. The net change in our operating assets and liabilities primarily reflects an inflow from the changes in accounts receivable of $9.3 million, partially offset by outflows from the changes in accrued and other liabilities of $3.6 million, inventory of $3.3 million and prepaid expenses and other assets of $2.4 million.

The favorable change in accounts receivable was attributed to timing of cash collections. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in inventory was due to the timing of shipments. The unfavorable change in prepaid expenses and other assets was mainly driven by the increase in deferred cost of revenue.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities was $5.7 million, consisting of proceeds from sales and maturities of marketable securities of $12.1 million, partially offset by purchases of marketable securities of $5.5 million and purchases of property and equipment of $0.9 million.

During the three months ended March 31, 2019, cash used in investing activities was $1.6 million, consisting of purchases of marketable securities of $13.9 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from sales and maturities of marketable securities of $13.2 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2020 and 2019, cash provided by financing activities was $2.0 million and $1.0 million, respectively, primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases.

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$35,113	$4,230	$14,592	$9,143	$7,148

The contractual obligations table above excludes $4.3 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described below. There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Capitalization of Internally Developed Software to be Marketed and Sold

The Company began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. The Company accounts for the capitalization of labor costs under ASC Topic 985-20 - Software to be Sold, Leased or Marketed. During the three months ended March 31, 2020, the Company’s capitalized labor costs were not material.

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

We recorded $0.2 million and $1.2 million of foreign exchange losses during the three months ended March 31, 2020 and 2019, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

During the three months ended March 31, 2019, our exposure to interest rate risk related to our 2016 Credit Facility with variable interest rates, where an increase in interest rates could have resulted in higher borrowing costs. Since we let our 2016 Credit Facility expire in November 2019, the effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense during the three months ended March 31, 2020.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of  March 31, 2020, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $77.3 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2020 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2020	50 BPS	100 BPS	150 BPS
Marketable securities	$77,833	$77,649	$77,464	$77,273	$77,065	$76,858	$76,651

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The COVID-19 pandemic could have a material adverse effect on our ability to operate effectively. As a result, our business, financial condition and results of operations could be significantly harmed.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.  Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Additionally, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration.

The global economic downturn caused by COVID-19 could materially and adversely affect our customers, and thus could negatively impact demand for our products and our operating results. Our customers may experience business interruptions due to health risks, governmental policies or financial hardships.  Business interruptions that are sustained for an extended time period due to the outbreak could have a material negative impact on our business and operations.  For example, the postponement of the Japan 2020 Olympics will negatively impact demand in Japan for our products in 2020. Conversely, it is possible that certain of our service provider customers could experience increased demand for their solutions due to shelter in place practices globally, which could, in turn, increase demand for our solutions, but there can be no assurance as to when, if, or to what extent this may occur, if at all, given the present degree of uncertainty.

COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets.  Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business.  The supply chains of our contract manufacturers’ and many of our vendors may source products, parts or components from vendors experiencing business interruptions.

There are many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption on the global economy. Due to the increased spread of COVID-19, the potential impact and risk to our business and operations have increased. We cannot predict what impacts may arise in the future due to the evolving nature of the COVID-19 pandemic. Due to this uncertainty, the Company has temporarily suspended our practice of providing quarterly guidance regarding revenue and earnings.

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

We continuously seek to enhance and improve our solutions we make available to our customers. However, even if we are able to anticipate, develop and commercially introduce new products and enhancements that address the market’s needs and opportunities, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, organizations that use other conventional or first-generation application networking products for their needs may believe that these products are sufficient. In addition, as we launch new product offerings, organizations may not believe that such new product offerings offer any additional benefits as compared to the existing application networking products that they currently use. Accordingly, organizations may continue allocating their IT budgets for existing application networking products and may not adopt our products, regardless of whether our products can offer superior performance or security.

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

We continuously seek to enhance and improve our solutions we make available to our customers. However, if we are unable to develop new products and features to address technological changes and new customer requirements in the application networking or security markets or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected. For example, when the 5G standards are published, we may not be able to produce a satisfactory return on investment if our strategic vision and the resources that we are spending on developing our presence in the 5G technology industry turn out to be misaligned with such standards.

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

We may not be able to increase our quarterly revenue or achieve or maintain profitability in the future or on a consistent basis, and we may incur significant losses in the future for a number of possible reasons, including our inability to develop products that achieve market acceptance, general economic conditions, increasing competition, decreased growth in the markets in which we operate, or our failure for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

     Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•	The impact of COVID-19 on our business and on the business of our customers and business partners, as well as on the economy in general;

•	fluctuations in and timing of purchases from, or loss of, large customers;

•	the budgeting cycles and purchasing practices of end-customers;

•	our ability to attract and retain new end-customers;

•	changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•	our reliance on shipments at the end of our quarters;

•	variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•	the timing and success of new product and service introductions by us or our competitors;

•	our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•	our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•	the effect of currency exchange rates on our revenue and expenses;

•	the cost and potential outcomes of existing and future litigation;

•	expenses related to our facilities;

•	the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•	changes in the growth rate of the application networking or security markets or changes in market needs;

•	inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers;

•	our ability to expand internationally and domestically; and

•	our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2020, purchases by our ten largest end-customers accounted for approximately 52% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, purchases by our ten largest end-customers accounted for approximately 36%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the three months ended March 31, 2020, service providers accounted for approximately 65% of our total revenue and enterprise customers accounted for approximately 35% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, service providers accounted for approximately 58%, 57% and 56%, of our total revenue, respectively, and enterprise customers accounted for approximately 42%, 43% and 44% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2020, approximately 59% of our total revenue was generated from customers located outside of the United States. During the years ended December 31, 2019, 2018 and 2017, approximately 64%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in dozens of countries including in the following countries and regions: the United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

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

•
economic uncertainty around the world, including continued economic uncertainty as a result of the COVID-19 pandemic, sovereign debt issues in Europe and the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”);

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

Additionally, we currently face many risks associated with the COVID-19 pandemic. Please refer to the discussion of these risks presented at the beginning of Item 1A. Risk Factors.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net loss was $0.2 million unfavorable during the three months ended March 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million, $0.7 million and $0.4 million unfavorable during the years ended December 31, 2019, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

On July 30, 2019, we announced that our Board of Directors had formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we retained Bank of America Merrill Lynch to advise us and the Board of Directors on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Volatility in the global economic market or other effects of global or regional economic weakness, including the impacts of COVID-19, limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to be volatile in response to COVID-19 or otherwise do not improve or those markets experience a prolonged downturn, many end-customers may delay or reduce their IT spending. COVID-19 has caused severe economic disruptions around the globe and such disruptions may have a negative impact on the demand for information technology by large enterprises and service providers. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Enhanced United States tariffs, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to COVID-19, could severely impair our ability to fulfill orders. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

In response to COVID-19, some of the countries in which these components are manufactured have implemented mandatory shut downs that may ultimately limit our ability to obtain a sufficient quantity of these components in a timely manner. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not necessarily have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end-customers or maintain stable pricing, our gross margin and operating results could be negatively impacted. Furthermore, poor quality in sole-sourced components or certain other components in our products could also result in lost sales or lost sales opportunities. If the quality of such components does not meet our standards or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to continue to manufacture such components or to remain in business, we could be forced to redesign our products and qualify new components from alternate suppliers. The development of alternate sources for those components can be time-consuming, difficult and costly, and we may not be able to develop alternate or second sources in a timely manner. Even if we are able to locate alternate sources of supply, we could be forced to pay for expedited shipments of such components or our products at dramatically increased costs.

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

Breaches of our security measures or those of our third-party service providers, or other security incidents, could result in: unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions; and other potential liabilities. If any of these events occur, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In response to the COVID-19 pandemic significantly all of our employees are currently working from home. There are additional risks and challenges associated with having a large portion of our workforce working remotely, and our IT systems may experience additional stress as a result. There is also increased risk of breaches to our network. While the Company has implemented a variety of security measures to address these heightened risks, there can be no assurance that such measures will prevent breaches. Any such breaches could negatively impact our reputation and business.

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

If we fall out of compliance with, or are deemed to be in violation of any applicable export or import regulations, we may incur penalties and face other consequences that could harm our sales process and financial results. We recently identified that, in certain instances, we shipped encryption products prior to obtaining the required export authorizations from the Bureau of Industry and Security (“BIS”), and prior to submitting the required classification request. We implemented corrective actions and filed an initial notification of Voluntary Self Disclosure with the BIS. We are conducting an internal review and intend to file a complete and timely Voluntary Self Disclosure in due course. We may incur penalties and face other consequences associated with this Voluntary Self Disclosure, which could adversely affect our business, operating results and financial condition.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 of our Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 filed with the SEC for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2020, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (41% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile and subject to fluctuations in response to many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation or investigations involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events, including COVID-19, and the responses thereto;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering in March 2014. In the past, we have experienced securities class action and related derivative litigation, and an SEC investigation, all of which have been resolved. Future securities litigation, including any related shareholder derivative litigation or investigation, could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of a substantial amount of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2020, there were approximately 2.8 million vested and exercisable options to purchase our common stock, in addition to the 78.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2020 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

If we are unable to maintain effective internal controls over financial reporting, investor confidence may be adversely affected, which in turn would negatively affect the value of our common stock.

We concluded that our internal control over financial reporting was not effective as of December 31, 2018 and December 31, 2017 due to material weaknesses that were remediated as of December 31, 2019. Previous significant deficiencies and material weaknesses also resulted in a restatement of certain of our financial reports, as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. If any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

We do not intend to pay dividends for the foreseeable future, which may negatively affect your return on investment.

We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, any future financing arrangements we may enter into may restrict our ability to pay cash dividends while such financing arrangement remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

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

A10 NETWORKS, INC.

Date: May 8, 2020

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)