Form 10-Q
period 2020-06-30
A10 Networks, Inc.
filed 2020-07-30
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 27, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 77,928,897.

A10 NETWORKS, INC.
FORM 10-Q

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

NOTE REGARDING COVID-19

        In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to continue implementing modifications on our business practices (including work-from-home policies and restrictions on travel by our employees). These same developments may affect the operations of our contract manufacturers’ and many of our vendors, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2020.

        In response to the outbreak of COVID-19, we have taken the following measures:
•Implemented work-from-home and social distancing policies for our organization;
•Taken steps to ensure employee’s ability to remotely work-from-home when feasible;
•Continue to maintain our focus on improving profitability; and
•Continue to monitor our supply chain closely.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30,2020	December 31,2019
ASSETS
Current assets:
Cash and cash equivalents	$65,846	$45,742
Marketable securities	77,544	84,180
Accounts receivable, net of allowances of $818 and $52, respectively	45,895	53,566
Inventory	22,159	22,384
Prepaid expenses and other current assets	11,342	15,067
Total current assets	222,786	220,939
Property and equipment, net	7,033	7,656
Goodwill	1,307	1,307
Intangible assets, net	1,584	2,305
Other non-current assets	39,898	41,846
Total assets	$272,608	$274,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,850	$7,592
Accrued liabilities	23,493	27,756
Deferred revenue	65,915	62,233
Total current liabilities	96,258	97,581
Deferred revenue, non-current	39,083	38,931
Other non-current liabilities	26,407	28,754
Total liabilities	161,748	165,266
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 77,519 and 77,580 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 2,877,935 and 677,935 shares, respectively	(18,226)	(4,890)
Additional paid-in-capital	415,166	403,490
Accumulated other comprehensive income	473	251
Accumulated deficit	(286,554)	(290,065)
Total stockholders' equity	110,860	108,787
Total liabilities and stockholders' equity	$272,608	$274,053
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$29,214	$26,785	$59,950	$55,015
Services	23,286	22,404	46,314	44,464
Total revenue	52,500	49,189	106,264	99,479
Cost of revenue:
Products	6,544	6,891	13,485	14,407
Services	4,878	4,380	10,079	9,114
Total cost of revenue	11,422	11,271	23,564	23,521
Gross profit	41,078	37,918	82,700	75,958
Operating expenses:
Sales and marketing	18,476	23,626	39,097	48,109
Research and development	13,450	14,617	28,765	30,783
General and administrative	5,237	6,099	11,132	14,457
Total operating expenses	37,163	44,342	78,994	93,349
Income (loss) from operations	3,915	(6,424)	3,706	(17,391)
Non-operating income (expense):
Interest expense	(1)	(37)	(1)	(192)
Interest and other income, net	228	776	459	143
Total non-operating income (expense), net	227	739	458	(49)
Income (loss) before provision for income taxes	4,142	(5,685)	4,164	(17,440)
Provision for income taxes	334	86	653	603
Net income (loss)	$3,808	$(5,771)	$3,511	$(18,043)
Net income (loss) per share:
Basic	$0.05	$(0.08)	$0.04	$(0.24)
Diluted	$0.05	$(0.08)	$0.04	$(0.24)
Weighted-average shares used in computing net income (loss) per share:
Basic	78,178	75,712	78,119	75,263
Diluted	79,982	75,712	79,930	75,263

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,808	$(5,771)	$3,511	$(18,043)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	510	162	222	402
Comprehensive income (loss)	$4,318	$(5,609)	$3,733	$(17,641)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock issued and outstanding
Beginning balance	78,710	75,183	77,580	74,301
Common stock issued under employee equity incentive plans	1,009	899	2,139	1,781
Repurchase of common stock	(2,200)	—	(2,200)	—
Ending balance	77,519	76,082	77,519	76,082

Stockholders' equity
Beginning balance	$113,252	$101,664	$108,787	$108,773
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(4,890)	$(4,890)	$(4,890)	$(4,890)
Repurchase of common stock	(13,336)	—	(13,336)	—
Ending balance	$(18,226)	$(4,890)	$(18,226)	$(4,890)

Additional paid-in capital:
Beginning balance	$408,540	$386,085	$403,490	$381,162
Common stock issued under employee equity incentive plans	3,603	2,233	5,608	3,260
Stock-based compensation	3,023	4,928	6,068	8,824
Ending balance	$415,166	$393,246	$415,166	$393,246

Accumulated other comprehensive income (loss):
Beginning balance	$(37)	$96	$251	$(144)
Unrealized gain (loss) on marketable securities, net of tax	510	162	222	402
Ending balance	$473	$258	$473	$258

Accumulated deficit:
Beginning balance	$(290,362)	$(284,518)	$(290,065)	$(272,246)
Net income (loss)	3,808	(5,771)	3,511	(18,043)
Ending balance	$(286,554)	$(290,289)	$(286,554)	$(290,289)

Total stockholders' equity	$110,860	$98,326	$110,860	$98,326

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,511	$(18,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,096	4,982
Stock-based compensation	6,009	8,824
Other non-cash items	(432)	(310)
Changes in operating assets and liabilities:
Accounts receivable	8,442	8,802
Inventory	(92)	(5,045)
Prepaid expenses and other assets	2,662	63
Accounts payable	(776)	(434)
Accrued and other liabilities	(6,610)	(9,372)
Deferred revenue	3,834	(175)
Other	9	123
Net cash provided by (used in) operating activities	22,653	(10,585)
Cash flows from investing activities:
Proceeds from sales of marketable securities	3,160	16,134
Proceeds from maturities of marketable securities	16,549	19,250
Purchases of marketable securities	(12,982)	(29,557)
Purchases of property and equipment	(1,549)	(2,303)
Net cash provided by investing activities	5,178	3,524
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	5,609	3,260
Repurchase of common stock	(13,336)	—
Other	—	(2)
Net cash provided by (used in) financing activities	(7,727)	3,258
Net increase (decrease) in cash and cash equivalents	20,104	(3,803)
Cash and cash equivalents—beginning of period	45,742	40,621
Cash and cash equivalents—end of period	$65,846	$36,818

Non-cash investing and financing activities:
Inventory transfers to property and equipment	$317	$453
Purchases of property and equipment included in accounts payable	$36	$19

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described below. There have been no other material changes to the Company’s significant accounting policies during the six months ended June 30, 2020.

Capitalization of Internally Developed Software to be Marketed and Sold

In the first quarter of 2020, the Company began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. The Company accounts for the capitalization of labor costs under ASC Topic 985-20 - Software to be Sold, Leased or Marketed. During the three and six months ended June 30, 2020, the Company’s capitalized labor costs were not material.

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

        Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2020	2019	2020	2019
Customer A (a distribution channel partner)	10%	12%	*	*
Customer B (a distribution channel partner)	12%	*	14%	*
Customer C (a distribution channel partner)	*	14%	*	14%
Customer D (a distribution channel partner)	*	*	11%	*
* represents less than 10% of total revenue

As of June 30, 2020, one customer accounted for 22% of our total gross accounts receivable. As of December 31, 2019, two customers accounted for 17% and 12%, respectively, of our total gross accounts receivable.

Repurchase of Common Stock

On May 17, 2020, the Company entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former Chairman, President and Chief Executive Officer. Pursuant to the Repurchase Agreement, the Company purchased 2,200,000 shares of the Company’s common stock from Mr. Chen at $6.00 per share, or an aggregate purchase price of $13.2 million. The shares are held in treasury and accounted for under the cost method. In addition, the Company also cancelled 282,500 vested, unexercised in-the-money options held by Mr. Chen pursuant to the Repurchase Agreement in exchange for $0.1 million, which was recorded to treasury stock. As of June 30, 2020 and December 31, 2019 there were 2,877,935 shares and 677,935 shares, respectively, of stock held in treasury.

A portion of the prior period balance for Additional paid-in capital on the Company’s balance sheet as of December 31, 2019 has been reclassified to Treasury stock, at cost, to conform to the current period presentation. This reclassification did not have a material impact on the previously reported financial statements.

Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating ASU 2019-12 and its impact on our consolidated financial statements.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2020 (in thousands):

June 30, 2020
Operating leases
Right-of-use assets:
Other non-current assets	$30,871
Total right-of-use assets	$30,871

Lease liabilities:
Accrued liabilities	$5,120
Other non-current liabilities	26,070
Total operating lease liabilities	$31,190

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	$3,009
2021	5,978
2022	4,811
2023	4,414
2024	4,518
Thereafter	11,773
Total lease payments	34,503
Less: imputed interest	(3,313)
Present value of lease liabilities	$31,190

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$3,361	$852	$5,138	$1,745
Short-term lease costs	109	138	267	275
Total lease costs	$3,470	$990	$5,405	$2,020

Average lease terms and discount rates for the Company’s operating leases were as follows:

June 30, 2020
Weighted-average remaining term (years)	6.55
Weighted-average discount rate	3.14%

Supplemental cash flow information for the Company’s operating leases was as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,011

No new operating leases were entered into during the six months ended June 30, 2020.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$9,049	$3	$—	$9,052	$10,548	$10	$—	$10,558
Corporate securities	51,510	382	—	51,892	51,745	207	(1)	51,951
U.S. Treasury and agency securities	5,509	41	—	5,550	9,222	3	—	9,225
Commercial paper	2,242	—	—	2,242	500	—	—	500
Asset-backed securities	8,761	47	—	8,808	11,914	32	—	11,946
Total	$77,071	$473	$—	$77,544	$83,929	$252	$(1)	$84,180

During the three and six months ended June 30, 2020 and 2019, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$75,073	$75,527
Mature in 1 - 3 years	1,998	2,017
Total	$77,071	$77,544

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2020 consisted of a single certificate of deposit that matures in less than twelve months with a fair value of $825 thousand with an immaterial gross unrealized loss. Marketable securities in an unrealized loss position as of December 31, 2019 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$2,996	$(1)	$—	$—	$2,996	$(1)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2020 and 2019.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$47,873	$—	$—	$47,873	$35,546	$—	$—	$35,546
Cash equivalents	17,973	—	—	17,973	10,196	—	—	10,196
Certificates of deposit	—	9,052	—	9,052	—	10,558	—	10,558
Corporate securities	—	51,892	—	51,892	—	51,951	—	51,951
U.S. Treasury and agency securities	—	5,550	—	5,550	—	9,225	—	9,225
Commercial paper	—	2,242	—	2,242	—	500	—	500
Asset-backed securities	—	8,808	—	8,808	—	11,946	—	11,946
Total	$65,846	$77,544	$—	$143,390	$45,742	$84,180	$—	$129,922

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2020 and 2019.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Raw materials	$8,644	$9,495
Finished goods	13,515	12,889
Total inventory	$22,159	$22,384

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaid expenses	$4,263	$6,163
Deferred contract acquisition costs	4,345	6,231
Other	2,734	2,673
Total prepaid expenses and other current assets	$11,342	$15,067

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30, 2020	December 31, 2019
	(in years)
Equipment	1 - 5	$23,712	$22,702
Software	1 - 3	765	726
Furniture and fixtures	1 - 7	652	459
Leasehold improvements	Lease term	3,616	5,440
Construction in process		626	—
Property and equipment, gross		29,371	29,327
Less: accumulated depreciation		(22,338)	(21,671)
Property and equipment, net		$7,033	$7,656
Depreciation expense on property and equipment was $1.1 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $2.4 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(4,040)	$1,010	$5,050	$(3,535)	$1,515
Patents	2,936	(2,362)	574	2,936	(2,146)	790
Total intangible assets	$7,986	$(6,402)	$1,584	$7,986	$(5,681)	$2,305
Amortization expense related to purchased intangible assets was $0.4 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $0.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Future amortization expense for purchased intangible assets as of June 30, 2020 is as follows (in thousands):

Fiscal Year
Remainder of 2020	$722
2021	862
Total	$1,584
Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Accrued compensation and benefits	$11,392	$12,227
Accrued tax liabilities	2,195	4,354
Lease liability	5,120	5,109
Other	4,786	6,066
Total accrued liabilities	$23,493	$27,756

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Deferred revenue:
Products	$6,705	$6,593
Services	98,293	94,571
Total deferred revenue	104,998	101,164
Less: current portion	(65,915)	(62,233)
Non-current portion	$39,083	$38,931

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 - Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2020.

Rent expense was $1.4 million and $1.0 million for three months ended June 30, 2020 and 2019, respectively, and was $3.0 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

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
        The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2020, the number of shares in the 2014 Plan increased by 3,879,002 shares, representing 5% of the prior year end’s common stock outstanding. As of June 30, 2020, we had 15,561,780 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of June 30, 2020, the Company had 2,106,940 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation by type of award:
Stock options	$49	$157	$159	$341
Stock awards	2,655	4,522	5,337	7,996
Employee stock purchase rights	265	249	513	487
	$2,969	$4,928	$6,009	$8,824

Stock-based compensation by category of expense:
Cost of revenue	$279	$458	$598	$782
Sales and marketing	643	1,860	1,407	3,181
Research and development	964	1,593	1,976	2,924
General and administrative	1,083	1,017	2,028	1,937
	$2,969	$4,928	$6,009	$8,824
As of June 30, 2020, the Company had $22.5 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.10 years.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2019	3,702	$5.57
Granted	—	—
Exercised	(888)	4.46
Canceled	(638)	6.59
Outstanding as of June 30, 2020	2,176	$5.73	3.58	$3,627
Vested and exercisable as of June 30, 2020	2,112	$5.66	3.48	$3,624
As of June 30, 2020, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.81 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.5 million and $0.7 million during the three months ended June 30, 2020 and 2019, respectively, and was $1.7 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our Board of Directors, and PSUs to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of June 30, 2020, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining 93,500 shares vested (as to 80%) in February 2020.
In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2020, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of June 30, 2020.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of June 30, 2020.

In December 2019, we granted 375,000 PSUs with certain market performance-based targets to be achieved between December 2019 and December 2023. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $4.59, $4.06 and $3.59. None of these PSUs were vested as of June 30, 2020.

In April 2020, we granted 100,000 PSUs with certain market performance-based targets to be achieved between April 2020 and April 2024. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $6.18, $5.63 and $5.13. None of these PSUs were vested as of June 30, 2020.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2019	6,148	$6.59
Granted	403	6.07
Released	(955)	6.74
Canceled	(710)	6.60
Nonvested as of June 30, 2020	4,886	$6.52	1.75	33,272
The aggregate fair value of stock awards released was $3.1 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $6.5 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively.

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses during the three and six months ended June 30, 2019, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

Basic and diluted net income (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$3,808	$(5,771)	$3,511	$(18,043)
Denominator:
Weighted-average shares outstanding - basic	78,178	75,712	78,119	75,263
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,804	—	1,811	—
Weighted-average shares outstanding - diluted	79,982	75,712	79,930	75,263
Net income (loss) per share:
Basic	$0.05	$(0.08)	$0.04	$(0.24)
Diluted	$0.05	$(0.08)	$0.04	$(0.24)

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options, restricted stock units and employee stock purchase rights	687	9,600	885	9,797

8. Income Taxes

We recorded income tax expense of $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of June 30, 2020. We will continue to maintain a full valuation allowance against our net federal, state, and certain foreign deferred tax assets until there is sufficient evidence to support the recoverability of our deferred tax assets.

We had $4.2 million of unrecognized tax benefits as of June 30, 2020. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$23,962	$18,512	$49,400	$39,645
Japan	12,854	14,894	30,495	28,046
Asia Pacific, excluding Japan	8,005	9,213	12,887	17,989
EMEA	7,679	6,570	13,482	13,799
Total revenue	$52,500	$49,189	$106,264	$99,479
The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	June 30, 2020	December 31, 2019
United States	$33,414	$35,964
Japan	2,080	2,689
Other	2,410	2,017
Total	$37,904	$40,670
10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net	$45,895	$53,566
Deferred revenue, current	65,915	62,233
Deferred revenue, non-current	39,083	38,931
We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2020 and December 31, 2019.

        Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $21.2 million and $21.0 million during the three months ended June 30, 2020 and 2019, respectively, and $38.0 million and $38.7 million during the six months ended June 30, 2020 and 2019, respectively, related to deferred revenues at the beginning of the respective periods.

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

Deferred contract acquisition costs were $7.5 million and $9.5 million as of June 30, 2020 and December 31, 2019, respectively. The related amortization amount was $1.7 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and were $3.4 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2020 and 2019.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

June 30, 2020

Within 1 year	$65,915
Next 2 to 3 years	30,207
Thereafter	8,876
Total	$104,998

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

        The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended June 30, 2020. However, the spread of the COVID-19 virus caused us to continue implementing modifications to our business practices, including work-from-home policies and restrictions on travel by our employees. We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

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

        Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2020, we had sold products to approximately 7,030 customers worldwide.

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

During the three months ended June 30, 2020, 46% of our total revenue was generated from the Americas region, 24% from Japan and 30% from other geographical regions. During the three months ended June 30, 2019, 38% of our total revenue was generated from the Americas region, 30% from Japan and 32% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 42% and 45% of our total revenue during the three months ended June 30, 2020 and 2019, respectively, and our service provider customers accounted for 58% and 55% of our total revenue during the three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, 46% of our total revenue was generated from the Americas region, 29% from Japan and 25% from other geographical regions. During the six months ended June 30, 2019, 40% of our total revenue was generated from the Americas region, 28% from Japan and 32% from other geographical regions. Our enterprise customers accounted for 38% and 46% of our total revenue during the six months ended June 30, 2020 and 2019, respectively, and our service provider customers accounted for 62% and 54% of our total revenue during the six months ended June 30, 2020 and 2019, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 38% and 35% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and accounted for 45% and 34% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2020, we had $65.8 million of cash and cash equivalents and $77.5 million of marketable securities. Cash provided by operating activities was $22.7 million during the six months ended June 30, 2020, compared to $10.6 million of cash used in operating activities in the same period last year.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$29,214	55.6%	$26,785	54.5%	$2,429	9.1%
Services	23,286	44.4	22,404	45.5	882	3.9
Total revenue	52,500	100.0	49,189	100.0	3,311	6.7
Cost of revenue:
Products	6,544	12.5	6,891	14.0	(347)	(5.0)
Services	4,878	9.3	4,380	8.9	498	11.4
Total cost of revenue	11,422	21.8	11,271	22.9	151	1.3
Gross profit	41,078	78.2	37,918	77.1	3,160	8.3
Operating expenses:
Sales and marketing	18,476	35.2	23,626	48.0	(5,150)	(21.8)
Research and development	13,450	25.6	14,617	29.7	(1,167)	(8.0)
General and administrative	5,237	10.0	6,099	12.4	(862)	(14.1)
Total operating expenses	37,163	70.8	44,342	90.1	(7,179)	(16.2)
Income (loss) from operations	3,915	7.5	(6,424)	(13.1)	10,339	(160.9)
Non-operating income (expense):
Interest expense	(1)	—	(37)	(0.1)	36	(97.3)
Interest and other income, net	228	0.4	776	1.6	(548)	(70.6)
Total non-operating income (expense), net	227	0.4	739	1.5	(512)	(69.3)
Income (loss) before provision for income taxes	4,142	7.9	(5,685)	(11.6)	9,827	(172.9)
Provision for income taxes	334	0.6	86	0.2	248	288.4
Net income (loss)	$3,808	7.3%	$(5,771)	(11.7)%	$9,579	(166.0)%

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$59,950	56.4%	$55,015	55.3%	$4,935	9.0%
Services	46,314	43.6	44,464	44.7	1,850	4.2
Total revenue	106,264	100.0	99,479	100.0	6,785	6.8
Cost of revenue:
Products	13,485	12.7	14,407	14.5	(922)	(6.4)
Services	10,079	9.5	9,114	9.2	965	10.6
Total cost of revenue	23,564	22.2	23,521	23.6	43	0.2
Gross profit	82,700	77.8	75,958	76.4	6,742	8.9
Operating expenses:
Sales and marketing	39,097	36.8	48,109	48.4	(9,012)	(18.7)
Research and development	28,765	27.1	30,783	30.9	(2,018)	(6.6)
General and administrative	11,132	10.5	14,457	14.5	(3,325)	(23.0)
Total operating expenses	78,994	74.3	93,349	93.8	(14,355)	(15.4)
Income (loss) from operations	3,706	3.5	(17,391)	(17.5)	21,097	(121.3)
Non-operating income (expense):
Interest expense	(1)	—	(192)	(0.2)	191	(99.5)
Interest and other income, net	459	0.4	143	0.1	316	221.0
Total non-operating income (expense), net	458	0.4	(49)	—	507	(1,034.7)
Income (loss) before income taxes	4,164	3.9	(17,440)	(17.5)	21,604	(123.9)
Provision for income taxes	653	0.6	603	0.6	50	8.3
Net income (loss)	$3,511	3.3%	$(18,043)	(18.1)%	$21,554	(119.5)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$29,214	56%	$26,785	54%	$2,429	9%
Services	23,286	44	22,404	46	882	4
Total revenue	$52,500	100%	$49,189	100%	$3,311	7%
Revenue by geographic region:
Americas	$23,962	46%	$18,512	38%	$5,450	29%
Japan	12,854	24	14,894	30	(2,040)	(14)
Asia Pacific, excluding Japan	8,005	15	9,213	19	(1,208)	(13)
EMEA	7,679	15	6,570	13	1,109	17
Total revenue	$52,500	100%	$49,189	100%	$3,311	7%

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$59,950	56%	$55,015	55%	$4,935	9%
Services	46,314	44	44,464	45	1,850	4
Total revenue	$106,264	100%	$99,479	100%	$6,785	7%
Revenue by geographic region:
Americas	$49,400	46%	$39,645	40%	$9,755	25%
Japan	30,495	29	28,046	28	2,449	9
Asia Pacific, excluding Japan	12,887	12	17,989	18	(5,102)	(28)
EMEA	13,482	13	13,799	14	(317)	(2)
Total revenue	$106,264	100%	$99,479	100%	$6,785	7%

Total revenue increased by $3.3 million, or 7%, during the three months ended June 30, 2020 compared to the same period of 2019. This increase was due primarily to a $5.4 million increase in the Americas region and a $1.1 million increase in the EMEA region, partially offset by a $2.0 million decrease in Japan and a $1.2 million decrease in Asia Pacific, excluding Japan. The overall increase in revenue was attributable to a $3.2 million increase in revenue from service provider customers, especially in the Americas region, where service provider revenue increased $5.4 million. Revenue from enterprise customers was flat during the three months ended June 30, 2020 compared to the same period of 2019.

Total revenue increased by $6.8 million, or 7%, during the six months ended June 30, 2020 compared to the same period of 2019. This increase was due primarily to a $9.8 million increase in the Americas region and a $2.4 million increase in the Japan region, partially offset by a $5.1 million decrease in Asia Pacific, excluding Japan. The overall increase in revenue was attributable to a $11.2 million increase in revenue from service provider customers, especially in the Americas region, where service provider revenue increased $10.7 million. Revenue from enterprise customers decreased $4.4 million during the six months ended June 30, 2020 compared to the same period of 2019.

Products revenue increased by $2.4 million, or 9%, during the three months ended June 30, 2020 compared to the same period of 2019, primarily driven by increased demand from our service provider customers in the Americas region, partially offset by lower demand from our service provider customers in Japan and lower demand from enterprise customers in Asia Pacific, excluding Japan.

Products revenue increased by $4.9 million, or 9%, during the six months ended June 30, 2020 compared to the same period of 2019, primarily driven by increased demand from our service provider customers in the Americas region and Japan, partially offset by lower demand from our service provider customers in other regions and lower demand from enterprise customers in Asia Pacific and Japan.

Services revenue increased by $0.9 million, or 4%, during the three months ended June 30, 2020 and increased $1.9 million, or 4%, during the six months ended June 30, 2020 compared to the respective periods of 2019. The increases were primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in the Americas region and Japan.

During the three months ended June 30, 2020, $24.0 million, or 46% of total revenue, was generated from the Americas region, which represents a 29% increase compared to the same period of 2019. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the six months ended June 30, 2020, $49.4 million, or 46% of total revenue, was generated from the Americas region, which represents a 25% increase compared to the same period of 2019. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the three months ended June 30, 2020, $12.9 million, or 24% of total revenue, was generated from Japan, which represents a 14% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by lower demand from our service provider customers.

During the six months ended June 30, 2020, $30.5 million, or 29% of total revenue, was generated from Japan, which represents a 9% increase compared to the same period of 2019. The increase was primarily due to higher products and services revenue driven by higher demand from our service provider customers.

During the three months ended June 30, 2020, $8.0 million, or 15% of total revenue, was generated from Asia Pacific regions, excluding Japan, which represents a 13% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our enterprise customers in Asia Pacific, excluding Japan. To a lesser extent, product revenue decreased due to lower demand from our service provider customers in Asia Pacific, excluding Japan.

During the six months ended June 30, 2020, $12.9 million, or 12% of total revenue, was generated from Asia Pacific regions, excluding Japan, which represents a 28% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our enterprise and service provider customers in Asia Pacific, excluding Japan.

During the three months ended June 30, 2020, $7.7 million, or 15% of total revenue, was generated from EMEA, which represents a 17% increase compared to the same period of 2019. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers in EMEA.

During the six months ended June 30, 2020, $13.5 million, or 13% of total revenue, was generated from EMEA, which represents a 2% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our service provider customers in EMEA.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$6,544	$6,891	$(347)	(5.0)%
Services	4,878	4,380	498	11.4
Total cost of revenue	$11,422	$11,271	$151	1.3%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$13,485	$14,407	$(922)	(6.4)%
Services	10,079	9,114	965	10.6
Total cost of revenue	$23,564	$23,521	$43	0.2%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$22,670	77.6%	$19,894	74.3%	$2,776	3.3%
Services	18,408	79.1	18,024	80.4	384	(1.3)
Total gross profit	$41,078	78.2%	$37,918	77.1%	$3,160	1.1%

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$46,465	77.5%	$40,608	73.8%	$5,857	3.7%
Services	36,235	78.2	35,350	79.5	885	(1.3)
Total gross profit	$82,700	77.8%	$75,958	76.4%	$6,742	1.4%

Products gross margin increased 3.3 percentage points during the three months ended June 30, 2020 compared to the same period of 2019, primarily driven by changes in product and geographic mix. The increase in products revenue in the Americas region contributed to the increase in gross margin.

Products gross margin increased 3.7 percentage points during the six months ended June 30, 2020 compared to the same period of 2019, primarily driven by changes in product and geographic mix. The increase in products revenue in the Americas region and Japan contributed to the increase in gross margin.

Services gross margin decreased 1.3 percentage points during the three and six months ended June 30, 2020 compared to the same periods of 2019. The decrease in gross margin was primarily due to an increase in personnel related support costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

        In October 2019, we implemented a restructuring plan (the “2019 Restructuring Plan”) in an effort to reduce operating costs and focus on advanced technologies. The 2019 Restructuring Plan resulted in a workforce reduction of approximately 5% of our workforce and the closure and consolidation of certain U.S. and international office facilities. All restructuring activities were fully accrued for as of December 31, 2019 and the Company concluded all restructuring actions as of June 30, 2020.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$18,476	$23,626	$(5,150)	(21.8)%
Research and development	13,450	14,617	(1,167)	(8.0)
General and administrative	5,237	6,099	(862)	(14.1)
Total operating expenses	$37,163	$44,342	$(7,179)	(16.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$39,097	$48,109	$(9,012)	(18.7)%
Research and development	28,765	30,783	(2,018)	(6.6)
General and administrative	11,132	14,457	(3,325)	(23.0)
Total operating expenses	$78,994	$93,349	$(14,355)	(15.4)%

Sales and marketing, and research and development operating expenses declined in the three and six months ended June 30, 2020 compared to the respective periods in 2019 due primarily to our 2019 Restructuring Plan and the Company’s restrictions on employee travel as a result of COVID-19. We implemented restrictions on travel in March 2020, certain of which are now being loosened, depending upon evolving circumstances. Our travel restrictions, along with travel restrictions put in place by many of our vendors, have directly and indirectly impacted activities such as marketing events, trade shows and consulting services.

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

The decrease of 21.8% in sales and marketing expense for the three months ended June 30, 2020 compared to the same period of 2019 was primarily attributable to a $3.1 million decrease in employee compensation and benefit expense as a result of a decrease in employee headcount related to the Company’s 2019 Restructuring Plan. Additionally, expenses for travel, entertainment and marketing events declined $2.6 million in response to the Company’s COVID-19 safety measures. Partially offsetting these decreases was an increase of $0.6 million in bad debt expense.

The decrease of 18.7% in sales and marketing expense for the six months ended June 30, 2020 compared to the same period of 2019 was primarily attributable to a $5.8 million decrease in employee headcount and expenses for travel, entertainment and marketing events decreased $3.8 million. Partially offsetting these decreases was an increase of $0.8 million in bad debt expense.

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

The decrease of 8.0% and 6.6% in research and development expenses for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019 was primarily attributable to a decrease in employee compensation and benefit expense as a result of a decrease in employee headcount related to the Company’s 2019 Restructuring Plan, and a decrease in professional and consulting services.

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

The decrease of 14.1% in general and administrative expenses for the three months ended June 30, 2020 compared to the same period of 2019 was primarily driven by a decrease of $0.7 million in professional services fees and a decrease of $0.2 million in contractor and consulting expenses. These expenses were high in the three months ended June 30, 2019 primarily due to then-pending litigation relating to the internal investigation that began in 2018.

The decrease of 23.0% in general and administrative expenses for the six months ended June 30, 2020 compared to the same period of 2019 was primarily driven by a decrease of $2.0 million in professional services fees and a decrease of $1.3 million in contractor and consulting expenses. These expenses were high in the six months ended June 30, 2019 primarily due to then-pending litigation relating to the internal investigation that began in 2018.

Interest Expense

We incurred an immaterial amount of interest expense in the three and six months ended June 30, 2020 as we elected to allow our credit facility to expire in November 2019 without renewal. Fees associated with maintaining our credit facility were recorded to interest expense.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.5 million for the three months ended June 30, 2020 compared to the same period of 2019, primarily driven by an unfavorable change in foreign exchange gains and losses as we incurred $0.2 million of foreign exchange losses in the three months ended June 30, 2020 compared to $0.1 million of foreign currency gains in the three months ended June 30, 2019. Additionally, interest income decreased $0.2 million in the three months ended June 30, 2020 compared to the same period in 2019 as prevailing interest rates were lower in 2020 compared to 2019.rest rates.

Interest and other income (expense), net, had a favorable change of $0.3 million for the six months ended June 30, 2020 compared to the same period of 2019, primarily driven by a $0.5 million favorable change in foreign exchange losses as we incurred $0.5 million of foreign exchange losses in the six months ended June 30, 2020 compared to $1.0 million of foreign currency losses in the six months ended June 30, 2019. Additionally, interest income decreased $0.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as prevailing interest rates were lower in 2020 compared to 2019.

Provision for Income Taxes

We recorded income tax provisions of $0.3 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and recorded income tax provisions of $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $65.8, including $8.3 million held outside the United States in our foreign subsidiaries, and $77.5 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2020, we had working capital of $126.5 million, accumulated deficit of $286.6 million and total stockholders’ equity of $110.9 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

        On May 17, 2020, the Company entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former Chairman, President and Chief Executive Officer. Pursuant to the Repurchase Agreement, the Company purchased 2,200,000 shares of the Company’s common stock from Mr. Chen at $6.00 per share, or an aggregate purchase price of $13.2 million. The shares are held in treasury and accounted for under the cost method. In addition, the Company also cancelled 282,500 vested unexercised in-the-money options held by Mr. Chen pursuant to the Repurchase Agreement in exchange for $0.1 million, which was recorded to treasury stock.

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

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$22,653	$(10,585)
Investing activities	5,178	3,524
Financing activities	(7,727)	3,258
Net increase (decrease) in cash and cash equivalents	$20,104	$(3,803)

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

During the six months ended June 30, 2020, cash provided by operating activities was $22.7 million, consisting of net income of $3.5 million, non-cash charges of $11.7 million and an increase in cash resulting from the net change in operating assets and liabilities of $7.5 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $6.1 million and stock-based compensation expense of $6.0 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $8.4 million, deferred revenue of $3.8 million and prepaid expenses and other assets of $2.7 million, partially offset by cash outflows from changes in accrued and other liabilities of $6.6 million and accounts payable of $0.8 million.
The favorable change in accounts receivable was attributed to timing of cash collections. The favorable change in deferred revenues was primarily due to a net increase in deferred revenue bookings. The favorable change in prepaid expenses and other assets was primarily attributable to a decrease in our deferred contract acquisition costs. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

        During the six months ended June 30, 2019, cash used in operating activities was $10.6 million, consisting of a net loss of $18.0 million which includes non-cash charges of $13.5 million and a decrease in cash resulting from the net change in operating assets and liabilities of $6.0 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $5.0 million and stock-based compensation expense of $8.8 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued and other liabilities of $9.4 million, inventory of $5.0 million and accounts payable of $0.4 million, partially offset by cash inflows from the changes in accounts receivable of $8.8 million.

        The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in inventory was due to the timing of shipments. The favorable change in accounts receivable was attributed to timing of cash collections.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $5.2 million, consisting of proceeds from sales and maturities of marketable securities of $19.7 million, partially offset by purchases of marketable securities of $13.0 million and purchases of property and equipment of $1.5 million.

        During the six months ended June 30, 2019, cash provided by investing activities was $3.5 million, consisting of proceeds from sales and maturities of marketable securities of $35.4 million, partially offset by purchases of marketable securities of $29.6 million and purchases of property and equipment of $2.3 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, cash used in financing activities was $7.7 million primarily consisting of $13.3 million used to repurchase stock, partially offset by $5.6 million of proceeds from common stock issuances under our equity incentive plans. In May 2020, the Company repurchased 2.2 million shares of common stock from the Company’s former chief executive officer for approximately $13.3 million.

During the six months ended June 30, 2019, cash provided by financing activities was $3.3 million primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases.

        The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$34,503	$3,009	$15,203	$9,143	$7,148
        The contractual obligations table above excludes $4.3 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described below. There have been no other material changes to the Company’s significant accounting policies during the three months ended June 30, 2020.

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

We recorded $0.2 million of foreign exchange losses and $0.3 million of foreign exchange gains during the three months ended June 30, 2020 and 2019, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

        During the six months ended June 30, 2019, we experienced exposure to interest rate risk related to our 2016 Credit Facility which had variable interest rates. An increase in interest rates could have resulted in higher borrowing costs under our 2016 Credit Facility. Since we let our 2016 Credit Facility expire in November 2019, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense during the three months ended June 30, 2020.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of June 30, 2020, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $77.5 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2020 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2020	50 BPS	100 BPS	150 BPS
Marketable securities	$77,668	$77,668	$77,656	$77,544	$77,402	$77,259	$77,116
ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

        Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        During the three months ended June 30, 2020 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

        The global economic downturn caused by COVID-19 could materially and adversely affect our customers, and thus could negatively impact demand for our products and our operating results. Our customers may experience business interruptions due to health risks, governmental policies or financial hardships.  Business interruptions that are sustained for an extended time period due to the outbreak could have a material negative impact on our business and operations.  For example, the postponement of the Japan 2020 Olympics negatively impacted demand in Japan for our products in 2020. Conversely, it is possible that certain of our service provider customers could experience increased demand for their solutions due to shelter in place practices globally, which could, in turn, increase demand for our solutions, but there can be no assurance as to when, if, or to what extent this may occur, if at all, given the present degree of uncertainty.

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

  Our operating results may also fluctuate due to a number of other factors, many of which are outside of our control and may be difficult to predict. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•The impact of COVID-19 on our business and on the business of our customers and business partners, as well as on the economy in general;

•fluctuations in and timing of purchases from, or loss of, large customers;

•the budgeting cycles and purchasing practices of end-customers;

•our ability to attract and retain new end-customers;

•changes in demand for our products and services, including seasonal variations in customer spending patterns or cyclical fluctuations in our markets;

•our reliance on shipments at the end of our quarters;

•variations in product mix or geographic locations of our sales, which can affect the revenue we realize for those sales;

•the timing and success of new product and service introductions by us or our competitors;

•our ability to increase the size of our distribution channel and to maintain relationships with important distribution channel partners;

•our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•the effect of currency exchange rates on our revenue and expenses;

•the cost and potential outcomes of existing and future litigation;

•expenses related to our facilities;

•the effect of discounts negotiated by our largest end-customers for sales or pricing pressure from our competitors;

•changes in the growth rate of the application networking or security markets or changes in market needs;

•inventory write downs, which may be necessary for our older products when our new products are launched and adopted by our end-customers;

•our ability to expand internationally and domestically; and

•our third-party manufacturers’ and component suppliers’ capacity to meet our product demand forecasts on a timely basis, or at all.

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

        The application networking and security markets are intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•Companies that sell products in the traditional ADC market, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”);

•Companies that sell open source, software-only, cloud-based ADC services, such as Avi Networks Inc. (“Avi Networks”), NGINX Inc. (“NGiNX”), and HAProxy Technologies, Inc. (“HAProxy”) as well as many startups;

•Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”);

•Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, (“Arbor Networks”) and Radware, Ltd. (“Radware”);

•Companies that sell SSL decryption and inspection products, such as Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016) and F5 Networks; and

•Companies that sell certain network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions.

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

        Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•longer operating histories;

•the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services at a greater range of prices including through selling at zero or negative margins;

•the ability to incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through product bundling or closed technology platforms;

•broader distribution and established relationships with distribution channel partners in a greater number of worldwide locations;

•access to larger end-customer bases;

•the ability to use their greater financial resources to attract our research and development engineers as well as other employees of ours;

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

        As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2020, purchases by our ten largest end-customers accounted for approximately 45% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, purchases by our ten largest end-customers accounted for approximately 36%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the six months ended June 30, 2020, service providers accounted for approximately 62% of our total revenue and enterprise customers accounted for approximately 38% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, service providers accounted for approximately 58%, 57% and 56%, of our total revenue, respectively, and enterprise customers accounted for approximately 42%, 43% and 44% of our total revenue, respectively.

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

        A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2020, approximately 54% of our total revenue was generated from customers located outside of the United States. During the years ended December 31, 2019, 2018 and 2017, approximately 64%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

        Our sales team is comprised of field sales and inside sales personnel who are organized by geography and maintain sales presence in dozens of countries including in the following countries and regions: the United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. We expect to continue to increase our sales headcount in all markets, particularly in markets where we currently do not have a sales presence. As we continue to expand our international sales and operations, we are subject to a number of risks, including the following:

•greater difficulty in enforcing contracts and accounts receivable collection and possible longer collection periods;

•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•greater difficulty in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•general economic and political conditions in these foreign markets;

•economic uncertainty around the world, including continued economic uncertainty as a result of the COVID-19 pandemic, sovereign debt issues in Europe and the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”);

•management communication and integration problems resulting from cultural and geographic dispersion;

•risks associated with trade restrictions and foreign legal requirements, including the importation, certification, and localization of our products required in foreign countries;

•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•the uncertainty of protection for intellectual property rights in some countries;

•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act (“FCPA”), and any trade regulations ensuring fair trade practices; and

•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

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

        Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.5 million unfavorable during the six months ended June 30, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million, $0.7 million and $0.4 million unfavorable during the years ended December 31, 2019, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

        On July 30, 2019, we announced that our Board of Directors had formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. In furtherance of these activities, we retained Bank of America Merrill Lynch to advise us and the Board of Directors on strategic matters, including a near term exploration of a potential sale or change of control transaction. No assurance can be given that such a transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

•disruption of our business;

•distraction of our management and employees;

•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;

•increased stock price volatility; and

•increased costs and advisory fees.

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

        Any real or perceived defects, errors, or vulnerabilities in our products, or any failure of our products to detect a threat, could result in:

•a loss of existing or potential end-customers or channel partners;

•delayed or lost revenue;

•a delay in attaining, or the failure to attain, market acceptance;

•the expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work around errors or defects, to address and eliminate vulnerabilities, to remediate harms potentially caused by those vulnerabilities, or to identify and ramp up production with third-party providers;

•an increase in warranty claims, or an increase in the cost of servicing warranty claims, either of which would adversely affect our gross margins;

•harm to our reputation or brand; and

•litigation, regulatory inquiries, or investigations that may be costly and further harm our reputation.

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

        In response to the COVID-19 pandemic many of our employees are currently working from home. There are additional risks and challenges associated with having a large portion of our workforce working remotely, and our IT systems may experience additional stress as a result. There is also increased risk of breaches to our network. While the Company has implemented a variety of security measures to address these heightened risks, there can be no assurance that such measures will prevent breaches. Any such breaches could negatively impact our reputation and business.

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

        Any errors, defects or vulnerabilities in our products could result in:

•expenditures of significant financial and product development resources in efforts to analyze, correct, eliminate or work around errors and defects or to address and eliminate vulnerabilities;

•loss of existing or potential end-customers or distribution channel partners;

•delayed or lost revenue;

•delay or failure to attain market acceptance;

•indemnification obligations under our agreements with resellers, distributors and/or end-customers;

•an increase in warranty claims compared with our historical experience or an increased cost of servicing warranty claims, either of which would adversely affect our gross margin; and

•litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

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

        We may make future acquisitions of complementary companies, products or technologies. With respect to any acquisitions we may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may also have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; or

•examinations by US federal, state or foreign jurisdictions that disagree with interpretations of tax rules and regulations in regard to positions taken on tax filings.

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

        As of June 30, 2020, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (39% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

        Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile and subject to fluctuations in response to many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•price and volume fluctuations in the overall stock market from time to time;

•significant volatility in the market price and trading volume of technology companies in general and of companies in our industry;

•fluctuations in the trading volume of our shares or the size of our public float;

•actual or anticipated changes or fluctuations in our results of operations;

•whether our results of operations meet the expectations of securities analysts or investors;

•actual or anticipated changes in the expectations of investors or securities analysts;

•litigation or investigations involving us, our industry, or both;

•regulatory developments in the United States, foreign countries or both;

•general economic conditions and trends;

•major catastrophic events, including COVID-19, and the responses thereto;

•sales of large blocks of our common stock; or

•departures of key personnel.

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

        Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2020, there were approximately 2.1 million vested and exercisable options to purchase our common stock, in addition to the 77.5 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2020 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

        Our restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preference and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chairman of our Board of Directors, our Chief Executive Officer, our secretary, or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the ability of our Board of Directors, by majority vote, to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or not to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30	—	—	—	—
May 1 - May 31	2,200,000(1)	$6.00	—	$—
June 1 - June 30	—	—	—	—
Total	2,200,000	$6.00	—	$—

1 On May 17, 2020, the Company entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former President and Chief Executive Officer. Pursuant to the Repurchase Agreement, the Company purchased 2,200,000 shares of the Company’s common stock from Mr. Chen at $6.00 per share, or an aggregate purchase price of $13,200,000.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
10.1	Common Stock Repurchase and Option Exchange Agreement, dated as of May 17, 2020, between A10 Networks, Inc. and Lee Chen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2020. 31.1 Certification of Chief Executive Officer
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of A10 Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A10 NETWORKS, INC.
Date: July 30, 2020

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: July 30, 2020

By: /s/ Tom Constantino
Tom Constantino
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)