Form 10-Q
period 2020-09-30
A10 Networks, Inc.
filed 2020-10-30
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 26, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,708,465.

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
• our stock repurchase program;
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

NOTE REGARDING COVID-19

    In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. As a result of the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to continue implementing modifications on our business practices (including work-from-home policies and restrictions on travel by our employees). These same developments may affect the operations of our contract manufacturers’ and many of our vendors, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$83,069	$45,742
Marketable securities	76,041	84,180
Accounts receivable, net of allowances of $7 and $52, respectively	42,803	53,566
Inventory	22,600	22,384
Prepaid expenses and other current assets	10,809	15,067
Total current assets	235,322	220,939
Property and equipment, net	7,297	7,656
Goodwill	1,307	1,307
Intangible assets, net	1,223	2,305
Other non-current assets	38,948	41,846
Total assets	$284,097	$274,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,289	$7,592
Accrued liabilities	27,602	27,756
Deferred revenue	61,886	62,233
Total current liabilities	96,777	97,581
Deferred revenue, non-current	40,140	38,931
Other non-current liabilities	25,479	28,754
Total liabilities	162,396	165,266
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 78,487 and 77,580 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 2,878 and 678 shares, respectively	(18,226)	(4,890)
Additional paid-in-capital	419,758	403,490
Accumulated other comprehensive income	258	251
Accumulated deficit	(280,090)	(290,065)
Total stockholders' equity	121,701	108,787
Total liabilities and stockholders' equity	$284,097	$274,053
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$32,188	$30,052	$92,138	$85,067
Services	24,420	22,781	70,734	67,245
Total revenue	56,608	52,833	162,872	152,312
Cost of revenue:
Products	7,610	7,108	21,095	21,515
Services	5,513	4,812	15,592	13,926
Total cost of revenue	13,123	11,920	36,687	35,441
Gross profit	43,485	40,913	126,185	116,871
Operating expenses:
Sales and marketing	18,556	22,056	57,653	70,165
Research and development	13,694	15,784	42,459	46,567
General and administrative	4,994	2,854	16,126	17,311
Total operating expenses	37,244	40,694	116,238	134,043
Income (loss) from operations	6,241	219	9,947	(17,172)
Non-operating income (expense):
Interest expense	—	(30)	(1)	(222)
Interest and other income, net	479	254	938	397
Total non-operating income, net	479	224	937	175
Income (loss) before provision for income taxes	6,720	443	10,884	(16,997)
Provision for income taxes	256	270	909	873
Net income (loss)	$6,464	$173	$9,975	$(17,870)
Net income (loss) per share:
Basic	$0.08	$—	$0.13	$(0.24)
Diluted	$0.08	$—	$0.12	$(0.24)
Weighted-average shares used in computing net income (loss) per share:
Basic	78,235	76,618	78,158	75,611
Diluted	80,424	79,093	80,232	75,611

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,464	$173	$9,975	$(17,870)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(215)	27	7	429
Comprehensive income (loss)	$6,249	$200	$9,982	$(17,441)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock issued and outstanding
Beginning balance	77,519	76,082	77,580	74,301
Common stock issued under employee equity incentive plans	968	662	3,107	2,443
Repurchase of common stock	—	—	(2,200)	—
Ending balance	78,487	76,744	78,487	76,744

Stockholders' equity
Beginning balance	$110,860	$98,326	$108,787	$103,883
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(18,226)	$(4,890)	$(4,890)	$(4,890)
Repurchase of common stock	—	—	(13,336)	—
Ending balance	$(18,226)	$(4,890)	$(18,226)	$(4,890)

Additional paid-in capital:
Beginning balance	$415,166	$393,246	$403,490	$381,162
Common stock issued under employee equity incentive plans	1,168	245	6,776	3,505
Stock-based compensation	3,424	3,397	9,492	12,221
Ending balance	$419,758	$396,888	$419,758	$396,888

Accumulated other comprehensive income (loss):
Beginning balance	$473	$258	$251	$(144)
Unrealized gain (loss) on marketable securities, net of tax	(215)	27	7	429
Ending balance	$258	$285	$258	$285

Accumulated deficit:
Beginning balance	$(286,554)	$(290,289)	$(290,065)	$(272,246)
Net income (loss)	6,464	173	9,975	(17,870)
Ending balance	$(280,090)	$(290,116)	$(280,090)	$(290,116)

Total stockholders' equity	$121,701	$102,168	$121,701	$102,168

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,975	$(17,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,773	7,433
Stock-based compensation	9,382	12,221
Other non-cash items	466	(422)
Changes in operating assets and liabilities:
Accounts receivable	10,777	8,735
Inventory	(810)	(4,222)
Prepaid expenses and other assets	3,716	468
Accounts payable	(322)	(3,172)
Accrued and other liabilities	(4,297)	(9,183)
Deferred revenue	861	107
Net cash provided by (used in) operating activities	38,521	(5,905)
Cash flows from investing activities:
Proceeds from sales of marketable securities	8,330	22,189
Proceeds from maturities of marketable securities	39,280	33,449
Purchases of marketable securities	(39,695)	(53,852)
Purchases of property and equipment	(2,549)	(3,939)
Net cash provided by (used in) investing activities	5,366	(2,153)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	6,776	3,505
Repurchase of common stock	(13,336)	—
Other	—	(1)
Net cash provided by (used in) financing activities	(6,560)	3,504
Net increase (decrease) in cash and cash equivalents	37,327	(4,554)
Cash and cash equivalents—beginning of period	45,742	40,621
Cash and cash equivalents—end of period	$83,069	$36,067

Non-cash investing and financing activities:
Inventory transfers to property and equipment	$594	$1,070
Purchases of property and equipment included in accounts payable	$21	$459

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described below. There have been no other material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

Capitalization of Internally Developed Software to be Marketed and Sold

In the first quarter of 2020, the Company began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. The Company accounts for the capitalization of labor costs under ASC Topic 985-20 - Software to be Sold, Leased or Marketed. During the three and nine months ended September 30, 2020, the Company’s capitalized labor costs were not material.

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

    Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2020	2019	2020	2019
Customer A (a distribution channel partner)	*	16%	*	11%
Customer B (a distribution channel partner)	*	*	11%	*
Customer C (a distribution channel partner)	12%	11%	10%	13%
Customer D (a distribution channel partner)	*	*	10%	*
* represents less than 10% of total revenue

As of September 30, 2020, two customers accounted for 15% and 14%, respectively, of our total gross accounts receivable. As of December 31, 2019, two customers accounted for 17% and 12%, respectively, of our total gross accounts receivable.

Repurchase of Common Stock

On May 17, 2020, the Company entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former Chairman, President and Chief Executive Officer. Pursuant to the Repurchase Agreement, the Company purchased 2,200,000 shares of the Company’s common stock from Mr. Chen at $6.00 per share, or an aggregate purchase price of $13.2 million. The shares are held in treasury and accounted for under the cost method. In addition, the Company also cancelled 282,500 vested, unexercised in-the-money options held by Mr. Chen pursuant to the Repurchase Agreement in exchange for $0.1 million, which was recorded to treasury stock. As of September 30, 2020 and December 31, 2019 there were 2,877,935 shares and 677,935 shares, respectively, of stock held in treasury.

A portion of the prior period balance for Additional paid-in capital on the Company’s balance sheet as of December 31, 2019 has been reclassified to Treasury stock, at cost, to conform to the current period presentation. This reclassification did not have a material impact on the previously reported financial statements.

On September 17, 2020, the Company announced that its Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. Any stock repurchases may be made from time to time in the open market and through privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The shares repurchased will be held in treasury and accounted for under the cost method. As of September 30, 2020, no stock repurchases had been made under this program.

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

    In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, the Company adopted ASU 2017-04, and the adoption had no impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company does not expect the adoption of ASU 2019-12 to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

2. Leases

We lease various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2020 (in thousands):

September 30, 2020
Operating leases
Right-of-use assets:
Other non-current assets	$29,547
Total right-of-use assets	$29,547

Lease liabilities:
Accrued liabilities	$5,184
Other non-current liabilities	24,797
Total operating lease liabilities	$29,981

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	$1,511
2021	6,019
2022	4,824
2023	4,414
2024	4,518
Thereafter	11,773
Total lease payments	33,059
Less: imputed interest	(3,078)
Present value of lease liabilities	$29,981

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$3,305	$821	$8,442	$2,566
Short-term lease costs	192	138	460	413
Total lease costs	$3,497	$959	$8,902	$2,979

Average lease terms and discount rates for the Company’s operating leases were as follows:

September 30, 2020
Weighted-average remaining term (years)	6.35
Weighted-average discount rate	3.14%

Supplemental cash flow information for the Company’s operating leases was as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,335

No new operating leases were entered into during the nine months ended September 30, 2020.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,200	$1	$—	$4,201	$10,548	$10	$—	$10,558
Corporate securities	51,222	216	(5)	51,433	51,745	207	(1)	51,951
U.S. Treasury and agency securities	5,503	21	—	5,524	9,222	3	—	9,225
Commercial paper	9,733	—	—	9,733	500	—	—	500
Asset-backed securities	5,125	25	—	5,150	11,914	32	—	11,946
Total	$75,783	$263	$(5)	$76,041	$83,929	$252	$(1)	$84,180

During the three and nine months ended September 30, 2020 and 2019, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2020 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$71,851	$72,100
Mature in 1 - 3 years	3,932	3,941
Total	$75,783	$76,041

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2020 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,918	$(5)	$—	$—	$9,918	$(5)

Marketable securities in an unrealized loss position as of December 31, 2019 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$2,996	$(1)	$—	$—	$2,996	$(1)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2020 and 2019.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$63,344	$—	$—	$63,344	$35,546	$—	$—	$35,546
Cash equivalents	19,725	—	—	19,725	10,196	—	—	10,196
Certificates of deposit	—	4,201	—	4,201	—	10,558	—	10,558
Corporate securities	—	51,433	—	51,433	—	51,951	—	51,951
U.S. Treasury and agency securities	—	5,524	—	5,524	—	9,225	—	9,225
Commercial paper	—	9,733	—	9,733	—	500	—	500
Asset-backed securities	—	5,150	—	5,150	—	11,946	—	11,946
Total	$83,069	$76,041	$—	$159,110	$45,742	$84,180	$—	$129,922

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2020 and 2019.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Raw materials	$8,522	$9,495
Finished goods	14,078	12,889
Total inventory	$22,600	$22,384

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaid expenses	$3,891	$6,163
Deferred contract acquisition costs	4,161	6,231
Other	2,757	2,673
Total prepaid expenses and other current assets	$10,809	$15,067

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30, 2020	December 31, 2019
	(in years)
Equipment	1 - 5	$24,318	$22,702
Software	1 - 3	765	726
Furniture and fixtures	1 - 7	652	459
Leasehold improvements	Lease term	3,616	5,440
Construction in process		1,256	—
Property and equipment, gross		30,607	29,327
Less: accumulated depreciation		(23,310)	(21,671)
Property and equipment, net		$7,297	$7,656
Depreciation expense on property and equipment was $1.0 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and was $3.4 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(4,293)	$757	$5,050	$(3,535)	$1,515
Patents	2,936	(2,470)	466	2,936	(2,146)	790
Total intangible assets	$7,986	$(6,763)	$1,223	$7,986	$(5,681)	$2,305
Amortization expense related to purchased intangible assets was $0.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $1.1 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Future amortization expense for purchased intangible assets as of September 30, 2020 is as follows (in thousands):

Fiscal Year
Remainder of 2020	$361
2021	862
Total	$1,223
Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Accrued compensation and benefits	$15,323	$12,227
Accrued tax liabilities	2,410	4,354
Lease liability	5,184	5,109
Other	4,685	6,066
Total accrued liabilities	$27,602	$27,756

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Deferred revenue:
Products	$6,125	$6,593
Services	95,901	94,571
Total deferred revenue	102,026	101,164
Less: current portion	(61,886)	(62,233)
Non-current portion	$40,140	$38,931

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 - Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2020.

Rent expense was $1.4 million and $1.0 million for three months ended September 30, 2020 and 2019, respectively, and was $4.4 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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
    The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Accordingly, effective January 1, 2020, the number of shares in the 2014 Plan increased by 3,879,002 shares, representing 5% of the prior year end’s common stock outstanding. As of September 30, 2020, we had 14,550,134 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of September 30, 2020, the Company had 2,106,940 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation by type of award:
Stock options	$37	$153	$195	$494
Stock awards	3,005	2,981	8,343	10,977
Employee stock purchase rights	331	263	844	750
	$3,373	$3,397	$9,382	$12,221

Stock-based compensation by category of expense:
Cost of revenue	$399	$317	$998	$1,099
Sales and marketing	928	1,166	2,334	4,347
Research and development	1,129	1,498	3,104	4,422
General and administrative	917	416	2,946	2,353
	$3,373	$3,397	$9,382	$12,221
As of September 30, 2020, the Company had $27.5 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.41 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2019	3,702	$5.57
Granted	—	—
Exercised	(1,143)	4.49
Canceled	(712)	7.13
Outstanding as of September 30, 2020	1,847	5.64	3.07	$2,439
Vested and exercisable as of September 30, 2020	1,847	$5.64	3.07	$2,439
As of September 30, 2020, the aggregate intrinsic value represents the excess of the closing price of our common stock of $6.37 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.0 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and was $2.6 million and $2.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Stock Awards

We have granted RSUs to our employees, consultants and members of our Board of Directors, and PSUs to certain executives.

In February 2016, we granted 547,000 PSUs with certain financial and operational targets. Actual performance, as measured at the time and prior to the restatement of the 2016 financial statements, resulted in participants achieving 80% of target. Given the PSUs did not contain explicit or implicit claw back rights, there was no change to stock-based compensation expense for the impact of the previously disclosed restatement of the 2016 consolidated financial statements. As of September 30, 2020, 253,203 shares had vested, 200,297 shares were forfeited, and the remaining 93,500 shares vested (as to 80%) in February 2020.
In October 2018, we granted 464,888 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2020, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of September 30, 2020.

In April 2019, we granted 346,453 PSUs with certain financial targets. These PSUs will become eligible to vest at 75% on the second month following achievement of certain performance targets by December 31, 2021, with the remaining 25% of the PSUs to vest on the first anniversary of the initial vesting date, subject to continued service vesting requirements. None of these PSUs were vested as of September 30, 2020.

In December 2019, we granted 375,000 PSUs with certain market performance-based targets to be achieved between December 2019 and December 2023. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $4.59, $4.06 and $3.59. None of these PSUs were vested as of September 30, 2020.

In April 2020, we granted 100,000 PSUs with certain market performance-based targets to be achieved between April 2020 and April 2024. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $6.18, $5.63 and $5.13. None of these PSUs were vested as of September 30, 2020.

In July 2020, we granted 283,169 PSUs with certain market performance-based targets to be achieved between July 2020 and July 2024. One-third of each tranche of these PSUs will become eligible to vest on each of the three anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair values of each tranche of these PSUs were estimated to be $5.38, $4.88 and $4.43. None of these PSUs were vested as of September 30, 2020.

In July 2020, we granted 491,130 PSUs with a certain market performance-based target to be achieved between July 2020 and July 2024. One-half of each tranche of these PSUs will become eligible to vest within 30 days of the achievement of the performance-based target, and one-fourth of each tranche will become eligible to vest on each of the first and second anniversaries of the date the performance-based target is achieved, subject to continued service vesting requirements. The grant date fair value of each PSU awarded was estimated to be $6.60. None of these PSUs were vested as of September 30, 2020.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2019	6,148	$6.59
Granted	1,905	6.64
Released	(1,669)	6.79
Canceled	(1,126)	6.59
Nonvested as of September 30, 2020	5,258	$6.55	2.29	$33,493
The aggregate fair value of stock awards released was $5.3 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively, and was $11.8 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively.

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses during the nine months ended September 30, 2019, none of the potential dilutive common shares were included in the computation of diluted shares for this period, as inclusion of such shares would have been anti-dilutive.

Basic and diluted net income (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$6,464	$173	$9,975	$(17,870)
Denominator:
Weighted-average shares outstanding - basic	78,235	76,618	78,158	75,611
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,189	2,475	2,074	—
Weighted-average shares outstanding - diluted	80,424	79,093	80,232	75,611
Net income (loss) per share:
Basic	$0.08	$—	$0.13	$(0.24)
Diluted	$0.08	$—	$0.12	$(0.24)

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options, restricted stock units and employee stock purchase rights	515	9,290	887	9,235

8. Income Taxes

We recorded income tax expense of $0.3 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of September 30, 2020. We will continue to maintain a full valuation allowance against our net federal, state, and certain foreign deferred tax assets until there is sufficient evidence to support the recoverability of our deferred tax assets.

We had $4.5 million of unrecognized tax benefits as of September 30, 2020. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$21,985	$22,751	$71,386	$62,396
Japan	18,015	15,157	48,509	43,203
Asia Pacific, excluding Japan	8,701	8,379	21,588	26,368
EMEA	7,907	6,546	21,389	20,345
Total revenue	$56,608	$52,833	$162,872	$152,312
The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	September 30, 2020	December 31, 2019
United States	$32,811	$35,964
Japan	1,812	2,689
Other	2,221	2,017
Total	$36,844	$40,670

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net	$42,803	$53,566
Deferred revenue, current	61,886	62,233
Deferred revenue, non-current	40,140	38,931
We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2020 and December 31, 2019.

    Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $22.8 million and $21.1 million during the three months ended September 30, 2020 and 2019, respectively, and $51.1 million and $52.3 million during the nine months ended September 30, 2020 and 2019, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $7.4 million and $9.5 million as of September 30, 2020 and December 31, 2019, respectively. The related amortization amount was $1.6 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and was $4.9 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2020 and 2019.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

September 30, 2020

Within 1 year	$61,886
Next 2 to 3 years	31,107
Thereafter	9,033
Total	$102,026

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

COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. As a result of the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate.

    The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended September 30, 2020. However, the spread of the COVID-19 virus caused us to continue implementing modifications to our business practices, including work-from-home policies and restrictions on travel by our employees. We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”

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

    Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2020, we had sold products to approximately 7,154 customers worldwide.

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

During the three months ended September 30, 2020, 39% of our total revenue was generated from the Americas region, 32% from Japan and 29% from other geographical regions. During the three months ended September 30, 2019, 43% of our total revenue was generated from the Americas region, 29% from Japan and 28% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 40% and 41% of our total revenue during the three months ended September 30, 2020 and 2019, respectively, and our service provider customers accounted for 60% and 59% of our total revenue during the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, 44% of our total revenue was generated from the Americas region, 30% from Japan and 26% from other geographical regions. During the nine months ended September 30, 2019, 41% of our total revenue was generated from the Americas region, 28% from Japan and 31% from other geographical regions. Our enterprise customers accounted for 39% and 44% of our total revenue during the nine months ended September 30, 2020 and 2019, respectively, and our service provider customers accounted for 61% and 56% of our total revenue during the nine months ended September 30, 2020 and 2019, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 41% and 41% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and accounted for 44% and 36% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2020, we had $83.1 million of cash and cash equivalents and $76.0 million of marketable securities. Cash provided by operating activities was $38.5 million during the nine months ended September 30, 2020, compared to $5.9 million of cash used in operating activities in the same period last year.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$32,188	56.9%	$30,052	56.9%	$2,136	7.1%
Services	24,420	43.1	22,781	43.1	1,639	7.2
Total revenue	56,608	100.0	52,833	100.0	3,775	7.1
Cost of revenue:
Products	7,610	13.5	7,108	13.5	502	7.1
Services	5,513	9.7	4,812	9.1	701	14.6
Total cost of revenue	13,123	23.2	11,920	22.6	1,203	10.1
Gross profit	43,485	76.8	40,913	77.4	2,572	6.3
Operating expenses:
Sales and marketing	18,556	32.8	22,056	41.7	(3,500)	(15.9)
Research and development	13,694	24.2	15,784	29.9	(2,090)	(13.2)
General and administrative	4,994	8.8	2,854	5.4	2,140	75.0
Total operating expenses	37,244	65.8	40,694	77.0	(3,450)	(8.5)
Income from operations	6,241	11.0	219	0.4	6,022	2,749.8
Non-operating income (expense):
Interest expense	—	—	(30)	(0.1)	30	(100.0)
Interest and other income, net	479	0.9	254	0.5	225	88.6
Total non-operating income, net	479	0.9	224	0.4	255	113.8
Income before provision for income taxes	6,720	11.9	443	0.8	6,277	1,416.9
Provision for income taxes	256	0.5	270	0.5	(14)	(5.2)
Net income	$6,464	11.4%	$173	0.3%	$6,291	3,636.4%

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$92,138	56.6%	$85,067	55.9%	$7,071	8.3%
Services	70,734	43.4	67,245	44.1	3,489	5.2
Total revenue	162,872	100.0	152,312	100.0	10,560	6.9
Cost of revenue:
Products	21,095	13.0	21,515	14.1	(420)	(2.0)
Services	15,592	9.5	13,926	9.1	1,666	12.0
Total cost of revenue	36,687	22.5	35,441	23.3	1,246	3.5
Gross profit	126,185	77.5	116,871	76.7	9,314	8.0
Operating expenses:
Sales and marketing	57,653	35.4	70,165	46.1	(12,512)	(17.8)
Research and development	42,459	26.1	46,567	30.6	(4,108)	(8.8)
General and administrative	16,126	9.9	17,311	11.4	(1,185)	(6.8)
Total operating expenses	116,238	71.4	134,043	88.0	(17,805)	(13.3)
Income (loss) from operations	9,947	6.1	(17,172)	(11.3)	27,119	(157.9)
Non-operating income (expense):
Interest expense	(1)	—	(222)	(0.1)	221	(99.5)
Interest and other income, net	938	0.6	397	0.3	541	136.3
Total non-operating income, net	937	0.6	175	0.1	762	435.4
Income (loss) before income taxes	10,884	6.7	(16,997)	(11.2)	27,881	(164.0)
Provision for income taxes	909	0.6	873	0.6	36	4.1
Net income (loss)	$9,975	6.1%	$(17,870)	(11.7)%	$27,845	(155.8)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$32,188	57%	$30,052	57%	$2,136	7%
Services	24,420	43	22,781	43	1,639	7
Total revenue	$56,608	100%	$52,833	100%	$3,775	7%
Revenue by geographic region:
Americas	$21,985	39%	$22,751	43%	$(766)	(3)%
Japan	18,015	32	15,157	29	2,858	19
Asia Pacific, excluding Japan	8,701	15	8,379	16	322	4
EMEA	7,907	14	6,546	12	1,361	21
Total revenue	$56,608	100%	$52,833	100%	$3,775	7%

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$92,138	57%	$85,067	56%	$7,071	8%
Services	70,734	43	67,245	44	3,489	5
Total revenue	$162,872	100%	$152,312	100%	$10,560	7%
Revenue by geographic region:
Americas	$71,386	44%	$62,396	41%	$8,990	14%
Japan	48,509	30	43,203	28	5,306	12
Asia Pacific, excluding Japan	21,588	13	26,368	17	(4,780)	(18)
EMEA	21,389	13	20,345	13	1,044	5
Total revenue	$162,872	100%	$152,312	99%	$10,560	7%

Total revenue increased by $3.8 million, or 7%, during the three months ended September 30, 2020 compared to the same period of 2019. This increase was due primarily to a $2.9 million increase in Japan, a $1.4 million increase in the EMEA region and a $0.3 million increase in Asia Pacific, excluding Japan, partially offset by a $0.8 million decrease in the Americas region. The overall increase in revenue was attributable to a $2.3 million increase in revenue from service provider customers, especially in Japan, where service provider revenue increased $2.9 million. Revenue from enterprise customers increased $1.4 million during the three months ended September 30, 2020 compared to the same period of 2019.

Total revenue increased by $10.6 million, or 7%, during the nine months ended September 30, 2020 compared to the same period of 2019. This increase was due primarily to a $9.0 million increase in the Americas region, a $5.3 million increase in Japan and a $1.0 million increase EMEA, partially offset by a $4.8 million decrease in Asia Pacific, excluding Japan. The overall increase in revenue was attributable to a $13.6 million increase in revenue from service provider customers, especially in the Americas region and Japan, where service provider revenue increased $9.8 million and $6.9 million, respectively. Revenue from enterprise customers decreased $3.0 million during the nine months ended September 30, 2020 compared to the same period of 2019, primarily due to a decrease of $2.7 million in Asia Pacific, excluding Japan.

Products revenue increased by $2.1 million, or 7%, during the three months ended September 30, 2020 compared to the same period of 2019, primarily driven by increased demand from our service provider customers in Japan and EMEA, partially offset by lower demand from our service provider customers in the Americas region and Asia Pacific, excluding Japan.

Products revenue increased by $7.1 million, or 8%, during the nine months ended September 30, 2020 compared to the same period of 2019, primarily driven by increased demand from our service provider customers in the Americas region and Japan, partially offset by lower demand from our service provider customers in other regions and lower demand from enterprise customers in EMEA and Asia Pacific, excluding Japan.

Services revenue increased by $1.6 million, or 7%, during the three months ended September 30, 2020 and increased $3.5 million, or 5%, during the nine months ended September 30, 2020 compared to the respective periods of 2019. The increases were primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in Japan.

During the three months ended September 30, 2020, $22.0 million, or 39% of total revenue, was generated from the Americas region, which represents a 3% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by lower demand from our service provider customers in the Americas region.

During the nine months ended September 30, 2020, $71.4 million, or 44% of total revenue, was generated from the Americas region, which represents a 14% increase compared to the same period of 2019. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the three months ended September 30, 2020, $18.0 million, or 32% of total revenue, was generated from Japan, which represents a 19% increase compared to the same period of 2019. The increase was primarily due to higher services revenue driven by higher demand from our service provider customers.

During the nine months ended September 30, 2020, $48.5 million, or 30% of total revenue, was generated from Japan, which represents a 12% increase compared to the same period of 2019. The increase was primarily due to higher products and services revenue driven by higher demand from our service provider customers.

During the three months ended September 30, 2020, $8.7 million, or 15% of total revenue, was generated from Asia Pacific, excluding Japan, which represents a 4% increase compared to the same period of 2019. The increase was primarily due to higher services revenue driven by an increase in demand from our service provider customers in Asia Pacific, excluding Japan.

During the nine months ended September 30, 2020, $21.6 million, or 13% of total revenue, was generated from Asia Pacific, excluding Japan, which represents a 18% decrease compared to the same period of 2019. The decrease was primarily due to lower services revenue driven by a decrease in demand from our enterprise and service provider customers in Asia Pacific, excluding Japan.

During the three months ended September 30, 2020, $7.9 million, or 14% of total revenue, was generated from EMEA, which represents a 21% increase compared to the same period of 2019. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers in EMEA.

During the nine months ended September 30, 2020, $21.4 million, or 13% of total revenue, was generated from EMEA, which represents a 5% increase compared to the same period of 2019. The increase was primarily due to higher services revenue driven by an increase in demand from our service provider customers in EMEA.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$7,610	$7,108	$502	7.1%
Services	5,513	4,812	701	14.6
Total cost of revenue	$13,123	$11,920	$1,203	10.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$21,095	$21,515	$(420)	(2.0)%
Services	15,592	13,926	1,666	12.0
Total cost of revenue	$36,687	$35,441	$1,246	3.5%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$24,578	76.4%	$22,944	76.3%	$1,634	0.1%
Services	18,907	77.4	17,969	78.9	938	(1.5)
Total gross profit	$43,485	76.8%	$40,913	77.4%	$2,572	(0.6)%

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$71,043	77.1%	$63,552	74.7%	$7,491	2.4%
Services	55,142	78.0	53,319	79.3	1,823	(1.3)
Total gross profit	$126,185	77.5%	$116,871	76.7%	$9,314	0.8%

Products gross margin increased 0.1% during the three months ended September 30, 2020 compared to the same period of 2019, primarily driven by changes in product and geographic mix. The increase in products revenue in Japan and EMEA contributed to the increase in gross margin.

Products gross margin increased 2.4% during the nine months ended September 30, 2020 compared to the same period of 2019, primarily driven by changes in product and geographic mix. The increase in products revenue in the Japan and the Americas region contributed to the increase in gross margin.

Services gross margin decreased 1.5% and 1.3% during the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The decrease in gross margin was primarily due to an increase in personnel-related support costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

    In October 2019, we implemented a restructuring plan (the “2019 Restructuring Plan”) in an effort to reduce operating costs and focus on advanced technologies. The 2019 Restructuring Plan resulted in a workforce reduction of approximately 5% of our workforce and the closure and consolidation of certain U.S. and international office facilities. All restructuring activities were fully accrued for as of December 31, 2019 and the Company concluded all restructuring activities as of September 30, 2020.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$18,556	$22,056	$(3,500)	(15.9)%
Research and development	13,694	15,784	(2,090)	(13.2)
General and administrative	4,994	2,854	2,140	75.0
Total operating expenses	$37,244	$40,694	$(3,450)	(8.5)%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$57,653	$70,165	$(12,512)	(17.8)%
Research and development	42,459	46,567	(4,108)	(8.8)
General and administrative	16,126	17,311	(1,185)	(6.8)
Total operating expenses	$116,238	$134,043	$(17,805)	(13.3)%

Sales and marketing, and research and development operating expenses declined in the three and nine months ended September 30, 2020 compared to the respective periods in 2019 due primarily to our 2019 Restructuring Plan and the Company’s restrictions on employee travel as a result of COVID-19. We implemented restrictions on travel in March 2020, certain of which are now being loosened, depending upon evolving circumstances. Our travel restrictions, along with travel restrictions put in place by many of our vendors, have directly and indirectly impacted activities such as marketing events, trade shows and consulting services.

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

The decrease of $3.5 million, or 15.9%, in sales and marketing expense for the three months ended September 30, 2020 compared to the same period of 2019 was primarily attributable to a $1.5 million decrease in employee compensation and benefit expense as a result of a decrease in employee headcount related to the Company’s 2019 Restructuring Plan. Expenses for travel, entertainment and marketing events declined $0.8 million in response to the Company’s COVID-19 safety measures. Additionally, bad debt expense decreased $0.7 million and facility expenses decreased $0.2 million.

The decrease of $12.5 million, or 17.8%, in sales and marketing expense for the nine months ended September 30, 2020 compared to the same period of 2019 was primarily attributable to a $7.4 million decrease in employee compensation and benefit expense as a result of a decrease in employee headcount. Additionally, expenses for travel, entertainment and marketing events declined $4.6 million. Additionally, facility expenses decreased $0.6 million.

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

The decrease of $2.1 million, or 13.2%, in research and development expenses for the three months ended September 30, 2020 compared to the same period of 2019 was primarily attributable to a $1.8 million decrease in employee compensation and benefit expense due to a decrease in employee headcount related to the Company’s 2019 Restructuring Plan. Additionally, professional and consulting services expense decreased $0.3 million.

The decrease of $4.1 million, or 8.8%, in research and development expenses for the nine months ended September 30, 2020 compared to the same period of 2019 was primarily attributable to a $2.9 million decrease in employee compensation and benefit expense due to a decrease in employee headcount. Additionally, professional and consulting services expense decreased $1.2 million.

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

The increase of $2.1 million, or 75.0%, in general and administrative expenses for the three months ended September 30, 2020 compared to the same period of 2019 was due to a one-time litigation-related insurance recovery of $2.3 million recorded in the three months ended September 30, 2019.

The decrease of $1.2 million, or 6.8%, in general and administrative expenses for the nine months ended September 30, 2020 compared to the same period of 2019 was due to a decrease of $1.3 million in professional and consulting services expense. These expenses were high in the nine months ended September 30, 2019 primarily due to then-pending litigation relating to the internal investigation that began in 2018.

Interest Expense

We incurred an immaterial amount of interest expense in the three and nine months ended September 30, 2020 as we elected to allow our credit facility to expire in November 2019 without renewal. Fees associated with maintaining our credit facility were recorded to interest expense.

Interest and Other Income, Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income, net, had a favorable change of $0.3 million for the three months ended September 30, 2020 compared to the same period of 2019, primarily driven by a favorable change in foreign exchange gains and losses as we incurred $0.2 million of foreign exchange gains in the three months ended September 30, 2020 compared to $0.2 million of foreign currency losses in the three months ended September 30, 2019.

Interest and other income, net, had a favorable change of $0.8 million for the nine months ended September 30, 2020 compared to the same period of 2019, primarily driven by a $1.1 million favorable change in foreign exchange gains and losses as we incurred $0.3 million of foreign exchange losses in the nine months ended September 30, 2020 compared to $1.4 million of foreign currency losses in the nine months ended September 30, 2019. Partially offsetting the favorable change in foreign exchange gains and losses was a decrease in interest income of $0.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as prevailing interest rates were lower in 2020 compared to 2019.

Provision for Income Taxes

We recorded income tax provisions of $0.3 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and recorded income tax provisions of $0.9 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $83.1, including $6.5 million held outside the United States in our foreign subsidiaries, and $76.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2020, we had working capital of $138.5 million, accumulated deficit of $280.1 million and total stockholders’ equity of $121.7 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, the Company announced that its Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. Any stock repurchases may be made from time to time in the open market and through privately negotiated transactions, in block trades and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations. The shares repurchased will be held in treasury and accounted for under the cost method. As the Company executes on this repurchase program, currently available cash resources will be used, which will cause the Company’s cash and cash equivalents to decrease. There can be no assurances on the exact amount of repurchases or the timing thereof. As of September 30, 2020, no stock repurchases had been made under this program.

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

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$38,521	$(5,905)
Investing activities	5,366	(2,153)
Financing activities	(6,560)	3,504
Net increase (decrease) in cash and cash equivalents	$37,327	$(4,554)

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

During the nine months ended September 30, 2020, cash provided by operating activities was $38.5 million, consisting of net income of $10.0 million, non-cash charges of $18.6 million and an increase in cash resulting from the net change in operating assets and liabilities of $9.9 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $8.8 million and stock-based compensation expense of $9.4 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $10.8 million, prepaid expenses and other assets of $3.7 million and deferred revenue of $0.9 million, partially offset by cash outflows from changes in accrued and other liabilities of $4.3 million, inventory of $0.8 million and accounts payable of $0.3 million.
The favorable change in accounts receivable was attributed to timing of cash collections. The favorable change in prepaid expenses and other assets was primarily attributable to a decrease in our deferred contract acquisition costs. The favorable change in deferred revenues was primarily due to a net increase in deferred revenue bookings. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in inventory was attributable to the timing of shipments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

    During the nine months ended September 30, 2019, cash used in operating activities was $5.9 million, consisting of a net loss of $17.9 and a decrease in cash resulting from the net change in operating assets and liabilities of $7.3 million, partially offset by non-cash charges of $19.2 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $7.4 million and stock-based compensation expense of $12.2 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued and other liabilities of $9.2 million, inventory of $4.2 million and accounts payable of $3.2 million, partially offset by cash inflows from the changes in accounts receivable of $8.7 million.

    The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in inventory was due to the timing of shipments. The favorable change in accounts receivable was attributed to timing of cash collections.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities was $5.4 million, consisting of proceeds from sales and maturities of marketable securities of $47.6 million, partially offset by purchases of marketable securities of $39.7 million and purchases of property and equipment of $2.5 million.

    During the nine months ended September 30, 2019, cash used in investing activities was $2.2 million, consisting of proceeds from sales and maturities of marketable securities of $55.6 million, partially offset by purchases of marketable securities of $53.9 million and purchases of property and equipment of $3.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, cash used in financing activities was $6.6 million primarily consisting of $13.3 million used to repurchase stock, partially offset by $6.8 million of proceeds from common stock issuances under our equity incentive plans. In May 2020, the Company repurchased 2.2 million shares of common stock from the Company’s former chief executive officer for approximately $13.3 million.

During the nine months ended September 30, 2019, cash provided by financing activities was $3.5 million primarily consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases.

    The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$33,059	$1,511	$15,257	$9,143	$7,148

The contractual obligations table above excludes $4.5 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020, except for the Company’s capitalization of internally developed software expenses which is described in Note 1 of the Notes to Condensed Consolidated Financial Statements. There have been no other material changes to the Company’s significant accounting policies during the three months ended September 30, 2020.

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

    The functional currency of our foreign subsidiaries is the U.S. dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest and other income, net in the consolidated statements of operations. A significant fluctuation in the exchange rates between our subsidiaries’ local currencies, especially the Japanese yen, British Pound and Euro, and the U.S. dollar could have an adverse impact on our consolidated financial position and results of operations.

We recorded $0.2 million of foreign exchange gains and $0.2 million of foreign exchange losses during the three months ended September 30, 2020 and 2019, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

    During the nine months ended September 30, 2019, we experienced exposure to interest rate risk related to our 2016 Credit Facility which had variable interest rates. An increase in interest rates could have resulted in higher borrowing costs under our 2016 Credit Facility. Since we let our 2016 Credit Facility expire in November 2019, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense during the three months ended September 30, 2020.

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of September 30, 2020, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $76.0 million.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2020 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2020	50 BPS	100 BPS	150 BPS
Marketable securities	$76,138	$76,138	$76,136	$76,041	$75,876	$75,712	$75,547
ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Interim Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

    Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    During the three months ended September 30, 2020 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

    There are many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption on the global economy. Due to the increased spread of COVID-19, the potential impact and risk to our business and operations have increased. We cannot predict what impacts may arise in the future due to the evolving nature of the COVID-19 pandemic. Due to this uncertainty, the Company has temporarily suspended our practice of providing quarterly quantitative guidance regarding revenue and earnings.

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

    As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2020, purchases by our ten largest end-customers accounted for approximately 44% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, purchases by our ten largest end-customers accounted for approximately 36%, 37% and 35% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the nine months ended September 30, 2020, service providers accounted for approximately 61% of our total revenue and enterprise customers accounted for approximately 39% of our total revenue. During the years ended December 31, 2019, 2018 and 2017, service providers accounted for approximately 58%, 57% and 56%, of our total revenue, respectively, and enterprise customers accounted for approximately 42%, 43% and 44% of our total revenue, respectively.

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

    A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2020, approximately 62% of our total revenue was generated from customers located outside of the United States. During the years ended December 31, 2019, 2018 and 2017, approximately 64%, 55% and 51% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

    Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.3 million favorable during the nine months ended September 30, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million, $0.7 million and $0.4 million unfavorable during the years ended December 31, 2019, 2018 and 2017, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

    As of September 30, 2020, our executive officers and directors, together with affiliated entities, owned 22% of our then outstanding common stock (41% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

    Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2020, there were approximately 1.8 million vested and exercisable options to purchase our common stock, in addition to the 78.5 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2020 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Not applicable.

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
Date: October 30, 2020

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: October 30, 2020

By: /s/ Brian Becker
Brian Becker
Interim Chief Financial Officer (Principal Accounting and Financial Officer)