Form 10-K
period 2020-12-31
A10 Networks, Inc.
filed 2021-03-08
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(408) 325-8668
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.00001 Par Value	ATEN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $321.0 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 26, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,914,118.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III (Items 10, 11,12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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
• our plans to strengthen our sales efforts;
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
• our ability to conduct business internationally and any related impact on profitability;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time such as the current COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: the effects of the COVID-19 global pandemic on the Company and its business, and on the business of its business partners and customers;

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

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. As a result of the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to continue implementing modifications on our business practices (including work-from-home policies and restrictions on travel by our employees). These same developments may affect the operations of our contract manufacturers and many of our vendors, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2021.

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

Risk Factor Summary

Risks Related to Our Business, Operations and Industry
•the effects of the COVID-19 pandemic;
•anticipating market needs and opportunities, and market adoption of our products;
•timely development of new products and features;
•achieving or maintaining profitability;
•variability in our operating results;
•our reliance on shipments at the end of the quarter;
•intense competition and maintaining or improving our competitive position;
•cloud-based computing trends;
•maintaining and enhancing our brand and reputation;
•a limited number of end-customers comprise a significant portion of revenue;
•changes demanded by customers in our deployment and payment models;
•large end-customers demanding favorable terms and conditions;
•fluctuations in our gross margin;
•significant revenue from international sources;
•continued expansion of our international operations;
•hiring, retaining and motivating qualified personnel;
•exploration of strategic alternatives;
•adverse economic conditions resulting in reduced technology spending;
•our dependence on third-party manufacturers;
•limited supply sources, supply shortages and changes;
•real or perceived defects, errors or vulnerabilities in our products and services;
•warranty claims, returns, liability and defects;
•undetected software and hardware errors;
•use of open source software;
•interoperability with systems developed by others;
•prevention of inventory excesses or shortages;
•our ability to sell products dependent on quality support and services;
•maintaining high-quality support and services;
•product conformity with industry standards;
•our dependence on information technology systems;
•potential future acquisitions;
•credit risk of distribution partners and customers; and
•earthquakes, fires, power outages, floods, acts of war and terrorism.

Risks Related to Intellectual Property, Litigation, Laws and Regulations
•litigation and claims regarding our intellectual property rights;
•protecting our intellectual property rights;
•U.K. political developments including Brexit;
•enhanced U.S. tariffs, import/export restrictions, Chinese regulations, trade barriers;
•protecting and securing confidentiality of data;
•costs of protecting against security breaches;
•our protection of personal data;
•sales to governmental organizations;
•compliance with governmental laws and regulations;
•governmental export and import controls;
•environmental laws and regulations;
•limitations on use of net operating loss carryforwards;
•changes in tax laws or regulations or, adverse outcomes to tax return examinations;
•changes in generally accepted accounting principles;
•our ability to maintain effective internal controls;
•our charter and Delaware law could discourage takeover attempts leading to management entrenchment; and
•certain stockholder actions governed by the Court of Chancery of the State of Delaware.

Risks Related to Capitalization and Financial Markets
•fluctuations in foreign currency exchange rates;
•ownership concentration of our common stock;
•our ability to raise additional funds and stockholder dilution;
•volatility of the price of our common stock;
•potential substantial sales of common stock in the public markets;
•reports by security and industry analysts; and
•our present intention not to pay dividends.

PART I

Item 1. Business

Overview
We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

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

Need for Advanced Multi-Cloud Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements, some of the more critical include:

•Ability to Centrally Manage Traditional and Cloud Environments. As more applications are born in the cloud, and they operate alongside traditional applications supported by on-premise and appliance-based data centers, application delivery and security solutions will be called upon to span traditional and cloud-based environments. In doing so, solutions must centrally control and manage secure application services across any combination of traditional data centers and a myriad of different clouds. To support data centers and different cloud types, solutions require a variety of form factors: hardware, software (i.e., virtual, bare metal and containers) and cloud-based offerings.
•Clear Visibility and Sophisticated Analytics. The effectiveness of application performance and security depends greatly on the level of visibility a business has into its application traffic. That visibility must be able to span any number of data centers and cloud types to ensure a holistic view of security threats and performance issues affecting applications. The deeper and clearer the visibility, the better the analytics and actionable information that can be applied to enhancing application performance and protection. Secure application service solutions must be driven by solid visibility and per-app analytics.
•Ability to Scale. Performance and security at scale are paramount in today’s dynamic application environments. Solutions need to analyze application traffic quickly and enhance performance and security in traditional and cloud-based application environments in a centrally managed manner. With the rapid adoption of IoT devices, and the advent of 5G, we believe a solution’s ability to perform at scale will be increasingly imperative.
•Sophisticated Security Functionality. Secure application service solutions must detect and mitigate sophisticated cybersecurity threats, such as malicious threats hiding in encrypted traffic and DDoS attacks. To defend against the rising volume of sophisticated cyber-attacks, solutions require exceptional performance and scale without dramatically increasing footprint and total cost of ownership.

Product Portfolio
Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions and two intelligent management and automation tools.

Our software solutions are available to be delivered in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software on a perpetual license basis embedded in optimized hardware, this model has begun to evolve in various ways, including among others, term licenses, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller, positions us to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at the application level and central management and orchestration of secure application services across hybrid environments - from physical data centers to public, private and hybrid clouds.

The following is an overview of our portfolio:

Secure application solutions:
1.Thunder Application Delivery Controller (“ADC”)
2.    Lightning Application Delivery Controller (“Lightning ADC”)
3.    Thunder Carrier Grade Networking (“CGN”)
4.    Thunder Threat Protection System (“TPS”)
5.    Thunder SSL Insight (“SSLi”)
6.    Thunder Convergent Firewall (“CFW”)

Intelligent management and automation tools:
1.Harmony Controller
2.    aGalaxy TPS

The following is a further overview of our portfolio:

Secure Application Solutions
1.Thunder Application Delivery Controller. Thunder ADC provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP multi-tenancy, SSL, offload, acceleration, caching and compression, web application firewall (“WAF”), domain name server (“DNS”) application firewall (“DAF”) and others. ADCs are typically deployed in front of a server farm within a data center, including web, application and database servers.

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

    Thunder CFW includes:
•A high-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility, enabling security policy enforcement for outbound HTTP/HTTPS client traffic. Our solution includes an Cloud Access Proxy to provide scalability, performance, and security to overcome deployment and operational challenges.
•A high-performance data center firewall with integrated network denial-of-service protection and server load balancing, and provides a Layer 4 stateful firewall and Layer 7 application-level gateway functionality for protecting data center applications from emerging network and DDoS threats.
•A high-performance Gi/SGi firewall with integrated network DDoS, CGNAT, ADC and application visibility. The Gi/SGi firewall protects the mobile operator infrastructures from Internet-based DDoS and other security threats.
•A high-performance IPsec VPN, a security product designed to strengthen security postures and protect application data.
Intelligent Management and Automation Tools
1.    Harmony Controller. Harmony Controller provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments. Our Harmony Controller simplifies operations. Infrastructure and application operations teams can centrally manage and automate configuration and application policies for our Thunder and Lightning application and security services, such as load balancing, application delivery, web application firewall, SSL decryption, Gi/SGi firewall, Carrier Grade NAT and Cloud Access Proxy solutions. Configuration and control can also be automated via application program interface (“API”) and integrated with orchestration systems used within organizations. In addition, the controller provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. Our Harmony Controller is available in two deployment models: A10 managed software-as-a-service (“SaaS”), or as a self-managed, on premise deployment.

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

Thunder Series: ADC, CGN, TPS, SSLi, and CFW products are available on the Thunder Series family of physical appliances. The Thunder Series products support throughput ranges from 200 Mbps to 300 Gbps. The appliance family provides a variety of other security and performance options.

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

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2020, we had sold our products to more than 7,290 end-customers worldwide. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2020, 2019 and 2018, purchases from our 10 largest end-customers accounted for approximately 41%, 36% and 37% of our total revenue, respectively.

In 2020, one distribution channel partner accounted for 10% of our total revenue. In 2019, two distribution channel partners accounted for 14% and 12% of our total revenue. In 2018, two distribution channel partners accounted for 14% and 10% of our total revenue.

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

Competition
As security, 5G and cloud trends continue to gain prominence, changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements. These evolving demands have expanded our addressable market into cybersecurity including DDoS protection, 5G /5G-readiness and hybrid networking, where we compete with a number of companies not included among our traditional competitors in the past. The agility and flexibility of a common management platform enables us to offer multiple product categories that are easier to manage for our customers. Our portfolio also includes container and microservices-based versions of certain of our comprehensive set of hardware, software and cloud offerings.

We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our main competitors fall into the following categories:
•Companies that sell network security solutions and services including DDOS protection, such as Arbor Networks Inc., a subsidiary of Netscout Systems, Symantec Corporation (through its acquisition of Blue Coat Systems Inc. in 2016), F5 Networks and Radware, Ltd;

•Companies that sell network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions;

•Companies that sell Gi/SGi firewall and CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”); and

•Companies that sell products in the traditional application delivery market, such as F5 Networks, Inc. (“F5 Networks”), Citrix Systems, Inc. (“Citrix Systems”), Avi Networks Inc. (“Avi Networks”) as well as many startups.

The key competitive factors in our markets include:
•Ability to innovate and respond to customer needs rapidly;

•Ability to detect and mitigate large-scale cyber security threats;

•Ability for products to scale with high-speed network traffic;

•Ability to address on-premise and cloud application environments in a secure, centrally managed manner;

•Ability to accommodate any IT delivery model or combination of models, regardless of form factor and customer consumption model;

•Level of customer intimacy and application know-how;

•Total cost of ownership including ease-of-use and a common platform approach for multiple products;

•Brand awareness and reputation; and

•Ability to attract and retain talented employees.

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 28 countries as of December 31, 2020, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 91%, 90% and 93% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Backlog
As of December 31, 2020 and 2019, we had product backlog of approximately $3.0 million and $12.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2020, 2019 and 2018, our total revenue was $225.5 million, $212.6 million, and $232.2 million, respectively, and our gross margin was 77.8%, 77.0%, and 77.7%, respectively. We had net income of $17.8 million and net losses of $17.8 million and $27.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2020, we had 202 United States (“U.S.”) patents issued and 12 U.S. patent applications pending, and 74 overseas patents issued and 16 overseas patent applications pending. Our issued U.S. patents, excluding 17 patents that we acquired, expire between 2025 and 2038. Our issued overseas patents, excluding 9 patents that we acquired, expire between 2027 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Human Capital
As of December 31, 2020, we had 740 full-time employees plus 9 full-time contractors, including 395 engaged in research and development and customer support, 279 in sales and marketing and 75 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Diversity, Inclusion & Equal Opportunity

We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, and our business needs. We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment. We have implemented Diversity, Equal opportunity, and Inclusion action planning teams focused on analysis from diversity surveys and focus groups. We have ongoing outreach efforts to recruit a diverse candidate pool and are building questions into our engagement survey to promote a diverse and inclusive environment.

We are committed to ensuring our team members are treated with fairness and respect. We believe that a cooperative work environment, based in trust and mutual respect, is essential to our success. We embrace the diversity of our workforce and celebrate the creative value added by individuals with differing backgrounds. We expressly prohibit intimidation, hostility, harassment, discrimination, and other inappropriate behavior. Furthermore, we expect employees to conduct themselves in a professional and dignified manner at all times; in doing so, we seek to avoid making employees feel uncomfortable at work.
As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Conduct, and compliance trainings. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion across our company.

We are an equal opportunity employer and a Vietnam Era Veterans' Readjustment Assistance Act (“VEVRAA”) federal subcontractor. All qualified applicants receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability status, protected veteran status, or any other characteristic protected by law. We also comply with all applicable state and local laws governing nondiscrimination in employment.

Total Rewards

We offer an attractive mix of compensation and benefit plans to support our employees and their families’ physical, mental, and financial well-being. We believe that we employ a fair and merit-based total compensation system for our employees. Employees are generally eligible for medical, dental, vision and other comprehensive benefits, most of which become effective on their start date. Below are some of the types of health and wellness related benefits offered to employees:

•Medical, dental and vision insurance;
•Retirement plan with Company matching contribution feature;
•Flexible Spending Accounts for medical expenses, childcare, parking and transit;
•Health Savings Account (with employer contribution);
•Life insurance;
•Short & long-term disability;
•Paid time off and leave of absences; and
•Employee assistance program

It is important that all employees have an opportunity to have an ownership interest in our company, and there are several programs that provide employees with the ability to own our stock. Generally, more than 75% of our employees participates in at least one of our stock programs. During their tenure with our company, most employees have an opportunity to receive an equity award, either upon hire and/or during an annual review process to recognize those with significant impact on achieving our goals. Another program offered to most employees, whether part or full time, is the ability to participate in our Employee Stock Purchase Plan (“ESPP”). Participants in the ESPP may purchase our stock at a 15% discount to market price. We believe our discounted stock purchase program helps to build an ownership mentality amongst participating employees.

Health, Safety and Wellness

We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and the public from harm. Most of our employees are working-from-home and personal protective equipment is provided to all employees coming into the office. We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Conduct to our policies governing the way we act within and outside of our company. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on company property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs, and webinars through our health insurance providers.

Our Response to COVID-19

The health and well-being of our employees has always been and continues to be a top priority. To ensure the health and well-being of all of our employees during the COVID-19 pandemic, we have taken the following measures:
•Implemented work-from-home and social distancing policies for our organization;
•Taken steps to ensure employee’s ability to remotely work-from-home when feasible;
•Placed restrictions on travel by our employees and in-person meetings; and
•Prepared our San Jose, CA headquarters facility to be compliant with all local and statewide COVID-19 requirements for those essential workers that are unable to work-from-home.

Corporate Information
A10 Networks, Inc. was incorporated in the State of California in 2004 and subsequently reincorporated in the State of Delaware in March 2014. Our website is located at www.A10networks.com, and our investor relations website is located at https://investors.A10networks.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s website at www.sec.gov.

We announce material information to the public about A10, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (https://

investors.A10networks.com), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate Twitter account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report and in our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the trading price of our common stock could decline, perhaps significantly. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to Our Business, Operations and Industry

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

The global economic downturn caused by COVID-19 could materially and adversely affect our customers, and thus could negatively impact demand for our products and our operating results. Our customers may experience business interruptions due to health risks, governmental policies or financial hardships. Business interruptions that are sustained for an extended time period due to the outbreak could have a material negative impact on our business and operations. For example, the postponement of the Japan 2020 Olympics negatively impacted demand in Japan for our products in 2020 and may have continued impact on demand in 2021. Conversely, it is possible that certain of our service provider customers could experience increased demand for their solutions due to shelter in place practices globally, which could, in turn, increase demand for our solutions, but there can be no assurance as to when, if, or to what extent this may occur, if at all, given the present degree of uncertainty.

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

If we do not successfully anticipate market needs and opportunities or if the market does not continue to adopt our application delivery solutions, our business, financial condition and results of operations could be significantly harmed.

The application delivery market is rapidly evolving and difficult to predict. Technologies, customer requirements, security threats and industry standards are constantly changing. As a result, we must anticipate future market needs and opportunities and then develop new products or enhancements to our current products that are designed to address those needs and opportunities, and we may not be successful in doing so.

We continuously seek to enhance and improve our solutions we make available to our customers. However, even if we are able to anticipate, develop and commercially introduce new products and enhancements that address the market’s needs and opportunities, there can be no assurance that new products or enhancements will achieve widespread market acceptance. For example, organizations that use other conventional or first-generation application delivery solutions for their needs may believe that these solutions are sufficient. In addition, as we launch new product offerings, organizations may not believe that such new product offerings offer any additional benefits as compared to the existing application delivery solutions that they currently use. Accordingly, organizations may continue allocating their IT budgets for existing application solutions and may not adopt our solutions, regardless of whether our solutions can offer superior performance or security.

If we fail to anticipate market needs and opportunities or if the market does not continue to adopt our application delivery solutions, then market acceptance and sales of our current and future application delivery solutions could be substantially decreased or delayed, we could lose customers, and our revenue may not grow or may decline. Any of such events would significantly harm our business, financial condition and results of operations.

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

We experienced net losses for the years ended December 31, 2019 and 2018. We also experienced declines in total revenue, as well as declines in revenue in the Americas, during the years ended December 31, 2019 and 2018, as compared to each of the prior years. Although one of our priorities is to strengthen our sales efforts in the Americas, there can be no assurance that such efforts will be successful.

During the years ended December 31, 2019 and 2018, we invested in our sales, marketing and research and development teams in order to develop, market and sell our products. We may continue to invest in these areas in the future. As a result of these expenditures, we may have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities to achieve future profitability.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2020, 2019 and 2018, purchases by our ten largest end-customers accounted for approximately 41%, 36% and 37% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2020, 2019 and 2018, service providers accounted for approximately 61%, 58% and 57%, of our total revenue, respectively, and enterprise customers accounted for approximately 39%, 42% and 43% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2020, 2019, and 2018, approximately 63%, 64% and 55% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

We have a significant presence in international markets and plan to continue to expand our international operations, which exposes us to a number of risks that could negatively affect our future business.

We have personnel in dozens of countries including in the following countries and regions: the United States, Western Europe, India, the Middle East, Japan, China, Taiwan, South Korea, Southeast Asia and Latin America. As we maintain our international operations, we are subject to a number of risks, including the following:

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

On July 30, 2019, we announced that our Board of Directors had formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing shareholder value. No assurance can be given that a strategic transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

Risks Related to Intellectual Property, Litigation, Laws and Regulations

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. Some within the U.S. government have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. An increase in tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

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

If we fall out of compliance with, or are deemed to be in violation of any applicable export or import regulations, we may incur penalties and face other consequences that could harm our sales process and financial results. We recently identified that, in certain instances, we shipped encryption products prior to obtaining the required export authorizations from the Bureau of Industry and Security (“BIS”), and prior to submitting the required classification request. We implemented corrective actions and filed a Voluntary Self Disclosure with the BIS. BIS issued a Warning Letter in lieu of fines and penalties, and the matter is now resolved.

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

We are subject to income taxes and other taxes in the United States and various foreign jurisdictions. Our domestic and international tax liabilities will be subject to the allocation of income and expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; and/or

•examinations by US federal, state, local or foreign jurisdictions that disagree with interpretations of tax rules and regulations and the resulting positions we have taken in tax filings.

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and foreign tax jurisdictions due to our international expansion. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state. local and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

In addition, from time to time the United States, foreign, state and local governments make substantive changes to tax rules, including tax policies and rates, that apply to businesses and shareholders. Such substantive changes could adversely impact our operations and financial results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 Description of Business and Summary of Significant Accounting Policies, and Note 2 Revenue, of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If we are unable to maintain effective internal controls over financial reporting, investor confidence may be adversely affected, which in turn would negatively affect the value of our common stock.

We concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses that were remediated as of December 31, 2019. Previous significant deficiencies and material weaknesses also resulted in a restatement of certain of our financial reports, as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. If any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Risks Related to Capitalization and Financial Markets

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million and $0.7 million unfavorable during the years ended December 31, 2019 and 2018, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2020, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (36% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2020, there were approximately 1.7 million vested and exercisable options to purchase our common stock, in addition to the 76.3 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2020 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

If holders of our common stock, whether by exercising their registration rights or otherwise, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. If analysts covering us should downgrade our share value or change their opinion of our share value, our share price would likely decline. If analysts should cease coverage of our company or fail to regularly publish reports on us based on current publicly available information, we could lose visibility in the financial markets, which would cause our share price or trading volume to decline.

We do not presently have a plan to pay dividends and there can be no assurance that we will adopt such a plan in the near future, which may negatively affect your return on investment.

We do not presently have a plan to pay cash dividends and there can be no assurance that we will adopt such a plan in the near future. In addition, any future financing arrangements we may enter into may restrict our ability to pay cash dividends while such financing arrangement remains outstanding. As a result, you may only receive a return on your investment in our common stock if the value of our common stock increases.

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

We have never declared or paid any cash dividends on shares of our capital stock. We presently expect to retain the majority of our earnings to finance the expansion and development of our business and we do not have any present plans to pay cash dividends on our capital stock in the near future. Our board of directors will determine future dividends, if any.

There were approximately 100 stockholders of record on February 26, 2021. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on December 31, 2015 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
On September 17, 2020, the Company issued a press release announcing that the Company’s Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. To date, all repurchases under this program have occurred in the open market.

Share repurchase activity during the three months ended December 31, 2020 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2020	2,180	$7.07	2,180

November 1 - 30, 2020	520	$7.31	520

December 1 - 31, 2020	—	$—	—

Total	2,700			$30,795

(1) The $30.8 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2020. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data

We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements that are included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this report.

Our historical operating results are not necessarily indicative of future operating results, these selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 included in this report.
The amounts as of and for the years ended December 31, 2020, 2019 and 2018 have been prepared based on our adoption of Accounting Standards Codification (“ASC”) No. 606, Contracts with Customers. We elected to adopt this accounting standard on a modified retrospective basis which resulted in the impact of adoption being recorded as of January 1, 2018. The amounts in years 2017 and 2016 in the tables below have been prepared on the previously outstanding guidance on revenue recognition. We have disclosed the ASC 606 adoption impact on our revenue recognition in Note 2 of the audited consolidated financial statements included in Part II, Item 8 of this report.

The amounts as of and for the years ended December 31, 2020 and 2019 have been prepared based on our adoption of ASC No. 842, Leases. We adopted this accounting standard on a modified retrospective basis which resulted in the impact of adoption being recorded as of January 1, 2019. The amounts in all other years, other than 2020 and 2019, in the tables below have been prepared on the previously outstanding guidance on leases. We have disclosed the ASC 842 adoption impact on our right-of-use assets and lease liabilities in Note 5 Leases, of the audited consolidated financial statements included in Part II, Item 8 of this report.

	Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Revenue	$225,527	$212,628	$232,223	$235,429	$227,297
Cost of revenue	$50,148	$48,881	$51,896	$53,318	$54,413
Gross profit	$175,379	$163,747	$180,327	$182,111	$172,884
Income (loss) from operations	$17,733	$(17,094)	$(27,679)	$(10,372)	$(20,570)
Net income (loss)	$17,816	$(17,819)	$(27,617)	$(10,751)	$(22,391)
Net income (loss) per share:
Basic	$0.23	$(0.23)	$(0.38)	$(0.15)	$(0.34)
Diluted	$0.22	$(0.23)	$(0.38)	$(0.15)	$(0.34)
Weighted-average shares used in computing net income (loss) per share:
Basic	77,776	76,080	72,882	70,053	65,701
Diluted	80,019	76,080	72,882	70,053	65,701

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$158,132	$129,922	$128,375	$131,134	$114,347
Working capital	$134,523	$123,358	$117,572	$111,076	$95,285
Total assets	$290,811	$274,053	$235,876	$224,858	$216,733
Deferred revenue (current and non-current)	$108,699	$101,164	$97,966	$94,637	$91,617
Total stockholders’ equity	$115,974	$108,787	$103,883	$98,386	$82,752

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

Overview

We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”) and intelligent management, and automation tools; Harmony Controller and aGalaxy TPS. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2020, we had sold products to more than 7,290 end-customers worldwide.

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

During 2020, 43% of our total revenue was generated from the Americas, 30% from Japan and 27% from other geographical regions. During 2019, 42% of our total revenue was generated from the Americas, 28% from Japan and 30% from other geographical regions. During 2018, 48% of our total revenue was generated from the Americas, 24% from Japan and 28% from other geographical regions. Our enterprise customers accounted for 39%, 42% and 43% of our total revenue during 2020, 2019 and 2018, respectively. Our service provider customers accounted for 61%, 58% and 57% of our total revenue during 2020, 2019 and 2018, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers and service providers, in any period. Purchases from our ten largest end-customers accounted for 41%, 36% and 37% of our total revenue for 2020, 2019 and 2018, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of December 31, 2020, we had $83.3 million of cash and cash equivalents and $74.9 million of marketable securities. Cash provided by operating activities was $55.3 million in 2020 compared to $0.4 million of cash used in operating activities in 2019.

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

Results of Operations

A summary of our consolidated statements of operations for the year ended December 31, 2020, 2019 and 2018 are as follows (dollars in thousands):

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$129,876	57.6%	$121,920	57.3%	$7,956	6.5%
Services	95,651	42.4	90,708	42.7	4,943	5.4%
Total revenue	225,527	100.0	212,628	100.0	12,899	6.1%
Cost of revenue:
Products	29,109	12.9	29,816	14.0	(707)	(2.4)%
Services	21,039	9.3	19,065	9.0	1,974	10.4%
Total cost of revenue	50,148	22.2	48,881	23.0	1,267	2.6%
Gross profit	175,379	77.8	163,747	77.0	11,632	7.1%
Operating expenses:
Sales and marketing	77,732	34.5	92,783	43.6	(15,051)	(16.2)%
Research and development	58,063	25.7	61,824	29.1	(3,761)	(6.1)%
General and administrative	21,851	9.7	23,704	11.1	(1,853)	(7.8)%
Restructuring expense	—	—	2,530	1.2	2,530	*
Total operating expenses	157,646	69.9	180,841	85.0	(23,195)	(12.8)%
Income (loss) from operations	17,733	7.9	(17,094)	(8.0)	(34,827)	203.7%
Non-operating income (expense):
Interest expense	(1)	—	(237)	(0.1)	236	(99.6)%
Interest and other income, net	1,407	0.6	919	0.4	488	53.1%
Total non-operating income (expense), net	1,406	0.6	682	0.3	724	106.2%
Income (loss) before income taxes	19,139	8.5	(16,412)	(7.7)	35,551	216.6%
Provision for income taxes	1,323	0.6	1,407	0.7	(84)	(6.0)%
Net income (loss)	$17,816	7.9%	$(17,819)	(8.4)%	$35,635	200.0%

* not meaningful

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$121,920	57.3%	$144,682	62.3%	$(22,762)	(15.7)%
Services	90,708	42.7	87,541	37.7	3,167	3.6%
Total revenue	212,628	100.0	232,223	100.0	(19,595)	(8.4)%
Cost of revenue:
Products	29,816	14.0	34,066	14.7	(4,250)	(12.5)%
Services	19,065	9.0	17,830	7.6	1,235	6.9%
Total cost of revenue	48,881	23.0	51,896	22.3	(3,015)	(5.8)%
Gross profit	163,747	77.0	180,327	77.7	(16,580)	(9.2)%
Operating expenses:
Sales and marketing	92,783	43.6	103,214	44.4	(10,431)	(10.1)%
Research and development	61,824	29.1	65,157	28.1	(3,333)	(5.1)%
General and administrative	23,704	11.1	39,635	17.1	(15,931)	(40.2)%
Restructuring expense	2,530	1.2	—	—	2,530	*
Total operating expenses	180,841	85.0	208,006	89.6	(27,165)	(13.1)%
Loss from operations	(17,094)	(8.0)	(27,679)	(11.9)	10,585	(38.2)%
Non-operating income (expense):
Interest expense	(237)	(0.1)	(129)	(0.1)	(108)	83.7%
Interest and other income, net	919	0.4	1,273	0.6	(354)	(27.8)%
Total non-operating income (expense), net	682	0.3	1,144	0.5	(462)	(40.4)%
Loss before income taxes	(16,412)	(7.7)	(26,535)	(11.4)	10,123	(38.1)%
Provision for income taxes	1,407	0.7	1,082	0.5	325	30.0%
Net loss	$(17,819)	(8.4)%	$(27,617)	(11.9)%	$9,798	(35.5)%

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

Our adoption of ASC 606, Revenue from Contracts with Customers, in January 2018 resulted in a $2.6 million increase in products revenue in 2018. See Note 2 Revenue, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$129,876	58%	$121,920	57%	$7,956	7%
Services	95,651	42	90,708	43	4,943	5%
Total revenue	$225,527	100%	$212,628	100%	$12,899	6%
Revenue by geographic region:
Americas	$98,150	43%	$89,944	42%	$8,206	9%
Japan	67,050	30	59,454	28	7,596	13%
Asia Pacific, excluding Japan	29,760	13	35,689	17	(5,929)	(17)%
EMEA	30,567	14	27,541	13	3,026	11%
Total revenue	$225,527	100%	$212,628	100%	$12,899	6%

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$121,920	57%	$144,682	62%	$(22,762)	(16)%
Services	90,708	43	87,541	38	3,167	4%
Total revenue	$212,628	100%	$232,223	100%	$(19,595)	(8)%
Revenue by geographic region:
Americas	$89,944	42%	$112,506	48%	$(22,562)	(20)%
Japan	59,454	28	55,205	24	4,249	8%
Asia Pacific, excluding Japan	35,689	17	36,897	16	(1,208)	(3)%
EMEA	27,541	13	27,615	12	(74)	—%
Total revenue	$212,628	100%	$232,223	100%	$(19,595)	(8)%

2020 Revenue Compared to 2019 Revenue

Total revenue increased by $12.9 million, or 6%, in 2020 compared to 2019. This increase was due to a $8.0 million increase in products revenue and a $4.9 million increase in services revenue.

Products revenue increased $8.0 million, or 7%, in 2020 compared to 2019 primarily driven by higher demand from our service provider and enterprise customers in the Americas, and from higher demand from service provider customers in Japan.

Services revenue increased $4.9 million, or 5%, in 2020 compared to 2019. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base in Japan.

During 2020, $98.2 million, or 43% of total revenue, was generated from the Americas, which represents a 9% increase compared to 2019. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

During 2020, $67.1 million, or 30% of total revenue, was generated from Japan, which represents a 13% increase compared to 2019. The increase was mainly due to increased revenue from our service provider customers.

During 2020, $29.8 million, or 13% of total revenue, was generated from the Asia Pacific region excluding Japan, which represents a 17% decrease compared to 2019. The decrease was driven by lower revenues from our service provider and enterprise customers.

During 2020, $30.6 million, or 14% of total revenue, was generated from EMEA, which represented an 11% increase compared to 2019. The increase was primarily due to higher products revenue driven by an increase in demand from our enterprise customers.
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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$29,109	$29,816	$(707)	(2)%
Services	21,039	19,065	1,974	10%
Total cost of revenue	$50,148	$48,881	$1,267	3%

	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Cost of revenue:
Products	$29,816	$34,066	$(4,250)	(12)%
Services	19,065	17,830	1,235	7%
Total cost of revenue	$48,881	$51,896	$(3,015)	(6)%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$100,767	77.6%	$92,104	75.5%	$8,663	2.1%
Services	74,612	78.0%	71,643	79.0%	2,969	(1.0)%
Total gross profit	$175,379	77.8%	$163,747	77.0%	$11,632	0.8%

	Years Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$92,104	75.5%	$110,616	76.5%	$(18,512)	(1.0)%
Services	71,643	79.0%	69,711	79.6%	1,932	(0.6)%
Total gross profit	$163,747	77.0%	$180,327	77.7%	$(16,580)	(0.7)%

2020 Gross Margin Compared to 2019 Gross Margin

Products gross margin increased by 2.1% in 2020 compared to 2019 primarily driven by changes in product and geographic mix.

Services gross margin decreased by 1.0% in 2020 compared to 2019 primarily due to higher personnel related support costs.

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

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$77,732	$92,783	$(15,051)	(16)%
Research and development	58,063	61,824	(3,761)	(6)%
General and administrative	21,851	23,704	(1,853)	(8)%
Restructuring expense	—	2,530	(2,530)	*
Total operating expenses	$157,646	$180,841	$(23,195)	(13)%

* not meaningful

	Years Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Operating expenses:
Sales and marketing	$92,783	103,214	$(10,431)	(10)%
Research and development	61,824	65,157	(3,333)	(5)%
General and administrative	23,704	39,635	(15,931)	(40)%
Restructuring expense	2,530	—	2,530	*
Total operating expenses	$180,841	$208,006	$(27,165)	(13)%

* not meaningful

Sales and Marketing
Sales and marketing expenses are our largest functional category of operating expenses and primarily consist of personnel costs. Sales and marketing expenses also include the cost of marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, depreciation and certain allocated facilities and information technology infrastructure costs. Prior to the adoption of ASC 606, we expensed sales commissions associated with the acquisition of customer contracts as incurred in the period the contract was acquired. Upon the adoption of ASC 606 in January 2018, $8.4 million of our sales commission expenses from prior periods has been deferred and will be recognized over an expected benefit period as required by ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. See Note 2 Revenue, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The $15.1 million decrease in sales and marketing expenses in 2020 compared to 2019 was primarily due to a 12% decrease in headcount, resulting in a $9.6 million decrease in salary and benefit expenses, a $4.1 million decrease in travel and entertainment and a $1.1 million decrease in marketing expenses.

The $10.4 million decrease in sales and marketing expenses in 2019 compared to 2018 was primarily due to a 14% decrease in headcount, resulting in a $7.0 million decrease in salary and benefit expenses, a $0.9 million decrease in travel and entertainment and $0.8 million decrease in depreciation.

In 2021, we expect sales and marketing expenses to remain at 2020 levels as we continue to actively control costs.
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

The $3.8 million decrease in research and development expenses in 2020 compared to 2019 was primarily due to a decrease in salary and benefit expenses, partially offset by an increase in facility expense.

The $3.3 million decrease in research and development expenses in 2019 compared to 2018 was primarily due to a decrease in salary and benefit expenses.

In 2021, we expect research and development expenses to remain at 2020 levels as we continue to actively control costs.
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

The $1.9 million decrease in general and administrative expenses in 2020 compared to 2019 was primarily due to a decrease in consulting and contractor fees, partially offset by an increase in business operations and facility expenses.

The $15.9 million decrease in general and administrative expenses in 2019 compared to 2018 was primarily due to $10.1 million lower legal fees, $1.4 million lower audit-related costs, $1.7 million lower contractor and consultant expense (all related to the 2018 litigation settlement, investigation and restatement efforts), $1.0 million lower commission and bonus, $2.3 million reduction in general IT expenses and $0.4 million lower recruiting costs.

In 2021, we expect general and administrative expenses to remain at 2020 levels as we continue to actively control costs.
Restructuring Expense
In October 2019, we began implementing a restructuring plan in our ongoing efforts to reduce operating costs and focus on advanced technologies. The restructuring plan resulted in a reduction of approximately 5% of our workforce and the closure and consolidation of certain U.S. and international office facilities. The restructuring was completed by the end of the second fiscal quarter of 2020. We recorded restructuring expenses of $2.5 million in the fourth quarter of 2019, which included the following (in thousands):

	Cost of revenue	Sales and marketing	Research and development	General and administrative	Total restructuring expense

Employee severance and related payroll taxes	$28	$1,355	$340	$194	$1,917
Facilities closure expenses		435	89		524
Legal fees				89	89
	$28	$1,790	$429	$283	$2,530

Interest Expense

In the past, interest expense has primarily consisted of interest expense and amortization of debt issuance costs. We elected to allow our credit facility to expire in November 2019 without renewal. Should we seek additional sources of funding we may incur increased interest expense and amortization of debt issuance costs.

Interest expense was immaterial in 2020, 2019 and 2018.

Interest and Other Income, Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency exchange gains and losses.

Interest and other income, net, had a favorable change of $0.5 million, or 53%, in 2020 compared to 2019 primarily driven by a $1.4 million increase in foreign exchange gain, partially offset by a $0.9 million decrease in interest income.

Interest and other income, net, had an unfavorable change of $0.4 million, or 28%, in 2019 compared to 2018 primarily driven by a $0.7 million increase in foreign exchange loss, partially offset by a $0.4 million increase in interest income.

Provision for Income Taxes

We recorded an income tax provision of $1.3 million, $1.4 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which primarily consisted of foreign income taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

See Note 11 Income Taxes, of the note to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $83.3 million, including $5.4 million held outside the United States in our foreign subsidiaries, and $74.9 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2020, we had working capital of $134.5 million, accumulated deficit of $272.2 million and total stockholders’ equity of $116.0 million.

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

On May 17, 2020, we entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former Chairman, President and Chief Executive Officer. Pursuant to the Repurchase Agreement, we repurchased 2.2 million shares of common stock from Mr. Chen for approximately $13.3 million. The common shares repurchased are held in treasury and accounted for under the cost method.

On September 17, 2020, we issued a press release announcing that our Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the year ended December 31, 2020, we repurchased a total of 2.7 million shares for a total cost of $19.2 million under this program and as of December 31, 2020 we had $30.8 million available to repurchase shares. Our stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under this program have occurred in the open market.

In addition, as described in Note 8 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we may be currently, or may be from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$55,286	$(426)	$(2,694)
Investing activities	5,202	(251)	(6,876)
Financing activities	(22,949)	5,798	3,624
Net increase (decrease) in cash and cash equivalents	$37,539	$5,121	$(5,946)

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

During the year ended December 31, 2020, cash provided by operating activities was $55.3 million, consisting of net income of $17.8 million, non-cash charges of $24.7 million and a favorable net change in operating assets and liabilities of $12.8 million. Our non-cash charges consisted primarily of stock-based compensation expense of $12.3 million and depreciation and amortization expenses of $11.3 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in deferred revenue of $7.5 million, accrued liabilities and other of $3.9 million, accounts receivable of $2.3 million and prepaid expenses and other assets of $1.1 million, partially offset by cash outflows from changes in accounts payable of $2.7 million.
The unfavorable change in accounts payable was due to the timing of payments to our vendors.

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

Cash Flows from Investing Activities

During the year ended December 31, 2020, cash provided by investing activities was $5.2 million, consisting of proceeds from sales and maturities of marketable securities of $66.8 million, partially offset by purchases of marketable securities of $58.0 million and property and equipment of $3.6 million.

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

Cash Flows from Financing Activities

During the year ended December 31, 2020, cash used in financing activities was $22.9 million consisting primarily of $32.5 million of cash used to repurchase our common stock, partially offset by $9.6 million of cash proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2019, cash provided by financing activities was $5.8 million consisting primarily of proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2018, cash used in financing activities was $3.6 million consisting primarily of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases.

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years

Operating leases	$31,609	$6,064	$13,772	$9,359	$2,414

The contractual obligations table above excludes $4.6 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription revenue; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Revenue is recognized, net of applicable taxes, upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied.

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which includes technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one year, but can be up to five years as there is no discernible pattern of transfer related to these promises. Billed but unearned PCS revenue is included in deferred revenue.

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

If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end-customer), the geographies in which our products and services are sold, and the size of the end-customer.

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

Recent Accounting Pronouncements

Refer to Note 1 Description of Business and Summary of Significant Accounting Policies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan where we invoice primarily in Japanese yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas, EMEA and, to a lesser extent, Japan and the Asia Pacific region. We have a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $0.7 million and $1.4 million of net foreign exchange losses during the years ended December 31, 2018 and 2019, respectively. In the year ended December 31, 2020, we recorded an immaterial foreign exchange gain. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At December 31, 2020, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $74.9 million and $74.8 million, respectively. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2020 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2020	50 BPS	100 BPS	150 BPS
Marketable securities	$74,928	$74,927	$74,925	$74,851	$74,713	$74,574	$74,436

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of A10 Networks, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the two years ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the two years ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinions

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note 1 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•Determination of multiple performance obligations and the transaction price allocated to each distinct performance obligation based on the relative standalone selling price
•Determination whether the identified performance obligations are distinct
•Estimation and utilization of a variety of complex assumptions in estimating standalone selling prices, including market conditions, estimates on the size and/or volume of the customer, and geographical factors

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•We tested the design and operating effectiveness of controls relating to the revenue recognition process, including controls related to the process of identifying distinct performance obligations, in determining standalone selling prices and in allocating the transaction price to the distinct performance obligations
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement
◦Tested management’s identification of all distinct performance obligations, including management’s allocation of the transaction price to each distinct performance obligation
◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized
◦Assessed the accuracy and completeness of the underlying data used in management's determination of the relative standalone selling prices

◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition

/s/ Armanino LLP

San Jose, California
March 8, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of A10 Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of A10 Networks, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2019 (date of initial issuance)

We have served as the Company’s auditor since 2011. In 2019, we became the predecessor auditor.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$83,281	$45,742
Marketable securities	74,851	84,180
Accounts receivable, net of allowances of $41 and $52, respectively	51,051	53,566
Inventory	20,730	22,384
Prepaid expenses and other current assets	12,390	15,067
Total current assets	242,303	220,939
Property and equipment, net	7,888	7,656
Goodwill	1,307	1,307
Intangible assets	862	2,305
Other non-current assets	38,451	41,846
Total assets	$290,811	$274,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,851	$7,592
Accrued liabilities	36,930	27,756
Deferred revenue, current	65,999	62,233
Total current liabilities	107,780	97,581
Deferred revenue, non-current	42,700	38,931
Other non-current liabilities	24,357	28,754
Total liabilities	174,837	165,266
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 76,346 and 77,580 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 5,578 and 678 shares, respectively	(37,410)	(4,870)
Additional paid-in-capital	425,534	403,470
Accumulated other comprehensive income	98	251
Accumulated deficit	(272,249)	(290,065)
Total stockholders' equity	115,974	108,787
Total liabilities and stockholders' equity	$290,811	$274,053

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Products	$129,876	$121,920	$144,682
Services	95,651	90,708	87,541
Total revenue	225,527	212,628	232,223
Cost of revenue:
Products	29,109	29,816	34,066
Services	21,039	19,065	17,830
Total cost of revenue	50,148	48,881	51,896
Gross profit	175,379	163,747	180,327
Operating expenses:
Sales and marketing	77,732	92,783	103,214
Research and development	58,063	61,824	65,157
General and administrative	21,851	23,704	39,635
Restructuring expense	—	2,530	—
Total operating expenses	157,646	180,841	208,006
Income (loss) from operations	17,733	(17,094)	(27,679)
Non-operating income (expense):
Interest expense	(1)	(237)	(129)
Interest and other income, net	1,407	919	1,273
Total non-operating income, net	1,406	682	1,144
Income (loss) before income taxes	19,139	(16,412)	(26,535)
Provision for income taxes	1,323	1,407	1,082
Net income (loss)	$17,816	$(17,819)	$(27,617)
Net income (loss) per share:
Basic	$0.23	$(0.23)	$(0.38)
Diluted	$0.22	$(0.23)	$(0.38)
Weighted-average shares used in computing net income (loss) per share:
Basic	77,776	76,080	72,882
Diluted	80,019	76,080	72,882

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$17,816	$(17,819)	$(27,617)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(153)	395	(21)
Comprehensive income (loss)	$17,663	$(17,424)	$(27,638)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	71,692	$1	$(4,870)	$360,403	$(123)	$(257,025)	$98,386
Cumulative effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	12,396	12,396
Stock-based compensation expense	—	—	—	17,038	—	—	17,038
Common stock issued under employee equity incentive plans	2,609	—	—	3,701	—	—	3,701
Unrealized loss on marketable securities, net of tax	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(27,617)	(27,617)
Balance at December 31, 2018	74,301	1	(4,870)	381,142	(144)	(272,246)	103,883
Stock-based compensation expense	—	—	—	16,529	—	—	16,529
Common stock issued under employee equity incentive plans	3,279	—	—	5,799	—	—	5,799
Unrealized loss on marketable securities, net of tax	—	—	—	—	395	—	395
Net loss	—	—	—	—	—	(17,819)	(17,819)
Balance at December 31, 2019	77,580	1	(4,870)	403,470	251	(290,065)	108,787
Stock-based compensation expense	—	—	—	12,473	—	—	12,473
Common stock issued under employee equity incentive plans	3,666	—	—	9,591	—	—	9,591
Repurchase of common stock	(4,900)	—	(32,540)	—	—	—	(32,540)
Unrealized gain on marketable securities, net of tax	—	—	—	—	(153)	—	(153)
Net Income	—	—	—	—	—	17,816	17,816
Balance at December 31, 2020	76,346	$1	$(37,410)	$425,534	$98	$(272,249)	$115,974

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$17,816	$(17,819)	$(27,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,303	10,028	7,880
Stock-based compensation	12,310	16,529	17,038
Provision for doubtful accounts and sales returns	(78)	(190)	212
Other non-cash items	1,144	(153)	(68)
Changes in operating assets and liabilities:
Accounts receivable	2,346	599	(6,119)
Inventory	543	(5,648)	(1,529)
Prepaid expenses and other assets	1,141	(452)	(2,434)
Accounts payable	(2,683)	(621)	(603)
Accrued and other liabilities	3,909	(5,897)	3,116
Deferred revenue	7,535	3,198	7,331
Other	—	—	99
Net cash provided by (used in) operating activities	55,286	(426)	(2,694)
Cash flows from investing activities:
Proceeds from sales of marketable securities	9,051	32,200	32,720
Proceeds from maturities of marketable securities	57,707	43,525	51,024
Purchases of marketable securities	(57,992)	(71,636)	(86,823)
Purchase of investment	—	—	(1,000)
Purchases of property and equipment	(3,564)	(4,340)	(2,797)
Net cash provided by (used in) investing activities	5,202	(251)	(6,876)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	9,591	5,799	3,701
Repurchases of common stock	(32,540)	—	—
Other	—	(1)	(77)
Net cash provided by (used in) financing activities	(22,949)	5,798	3,624
Net increase (decrease) in cash and cash equivalents	37,539	5,121	(5,946)
Cash and cash equivalents - beginning of year	45,742	40,621	46,567
Cash and cash equivalents - end of year	$83,281	$45,742	$40,621
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$1,032	$934	$517
Cash paid for interest	$4	$262	$100
Non-cash investing and financing activities:
Inventory transfers to property and equipment	$1,112	$1,193	$1,176
Purchases of property and equipment included in accounts payable	$58	$10	$58
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

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”), and two intelligent management and automation tools; Harmony Controller and aGalaxy TPS. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation in the consolidated revenues by geographic region in Note 12 Geographic Information, in the notes to consolidated financial statements. We have combined in the “Americas” region, revenues from the United States with revenues from Latin America.

A portion of the prior period balance for Additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2019 has been reclassified to Treasury stock, at cost, to conform to the current period presentation. This reclassification did not have a material impact on the previously reported financial statements.

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

Marketable securities
We classify our investments in debt securities as available-for-sale and record these investments at fair value. We may sell these investments at any time before their maturities. Accordingly, we classified our securities, including those with maturities exceeding twelve months, as current assets and included in marketable securities in the consolidated balance sheets.

Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of taxes, in the consolidated statements of stockholders’ equity. Realized gains and losses are determined based on the specific identification method. Realized gains and losses and other-than-temporary impairment charges, if any, on marketable securities are reported in interest and other income, net as incurred in the consolidated statements of operations.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Amortization on leasehold improvements ranges from one to seven years.

Leases
The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and are included within other non-current assets in the consolidated balance sheets, and the lease liabilities represent an obligation to make lease payments arising from the lease and are recorded within accrued liabilities and other non-current liabilities in the consolidated balance sheets. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset is determined based on the lease liability initially established and reduced for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.

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

Goodwill
Goodwill represents the excess of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed for possible impairment annually in the fourth quarter or more frequently if impairment indicators arise. We have identified a single reporting unit for the purpose of our goodwill impairment tests, and the fair value of our reporting unit has been determined by our enterprise value. We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed. We compare the fair value of our reporting unit with its carrying amount and if the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill. We did not identify impairment of goodwill for any periods presented. See the Recently Adopted Accounting Pronouncements section below for a discussion on the adoption of ASU 2017-04 in January 2020, which simplifies the goodwill impairment review process.

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 11 years. We evaluate our intangible assets for impairment at least annually and when indicators of impairment may exist. There were no impairment charges to our intangible assets during the years ended December 31, 2020, 2019 and 2018.

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

Revenue Recognition
We recognize revenue, net of applicable taxes, when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription revenue; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. We apply the following five-step revenue recognition model:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied.

PCS revenue includes arrangements for software support and technical support for our products. PCS is offered under renewable, fee-based contracts, which include technical support, hardware repair and replacement parts, bug fixes, patches, and unspecified upgrades on a when-and-if available basis. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one year, but can be up to five years as there is no discernible pattern of transfer related to these promises. Billed but unearned PCS revenue is included in deferred revenue.

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

If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end-customer), the geographies in which our products and services are sold, and the size of the end-customer.

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

Deferred Contract Acquisition Costs
We capitalize certain contract acquisition costs consisting of incremental sales commissions incurred to obtain customer contracts. Deferred commissions related to product revenues are recognized upon transfer of control to customers. Deferred commissions related to services revenue are recognized as the related performance obligations are met. Deferred commissions that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other non-current assets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs
Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology costs. We expense research and development costs as incurred.

Capitalization of Internally Developed Software to be Marketed and Sold
In the first quarter of 2020, we began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under ASC Topic 985-20, Software to be Sold, Leased or Marketed. During the year ended December 31, 2020, capitalized labor costs totaled $1.6 million and is included in property and equipment in the consolidated balance sheets.

Stock-Based Compensation
Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, reduced for actual forfeitures. The fair values of restricted stock units (“RSUs”) are estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair value of market performance-based restricted stock units (“PSUs”) is valued using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2020, 2019 and 2018.

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

We account for uncertainty in income taxes recognized in our consolidated financial statements by regularly reviewing our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by taxing authorities. The provision for income taxes excludes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Segment Information
An operating segment is a component of an enterprise for which its discrete financial information is available and its operating results are regularly reviewed by our chief operating decision maker for resource allocation decisions and performance assessment. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance of the Company. Accordingly, we have one reportable segment and one operating segment.

Vendor Business Concentration
We rely on third parties to manufacture our hardware appliances and we purchase raw materials from third-party vendors. We outsource substantially all of our manufacturing services to three independent manufacturers. In addition, we purchase certain strategic component inventory which is consigned to our third-party manufacturers. Other hardware components included in our products are sourced from various suppliers by our manufacturers and are principally industry standard parts and components that are available from multiple vendors.

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

Significant customers, including distribution channel partners and direct customers (“end-customers”), are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date. Revenues from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2020	2019	2018
Customer A (a distribution channel partner)	*	*	14%
Customer B (a distribution channel partner)	*	12%	10%
Customer C (a distribution channel partner)	*	14%	*
Customer D (a distribution channel partner)	10%	*	*

* represents less than 10% of total revenue

As of December 31, 2020, two customers accounted for 17% and 10% of our total gross accounts receivable. As of December 31, 2019, two customers accounted for 17% and 12% of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the capitalization of incremental customer acquisition costs and amortization of these costs over the contract period or estimated customer life which resulted in the recognition of a deferred commission asset on our consolidated balance sheet. The Company adopted ASU No. 2014-09 and its related amendments (collectively “ASC 606”) on January 1, 2018 using the modified retrospective method. See Note 2 Revenue, for disclosure on the impact of adopting this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior generally accepted accounting principles. ASU No. 2016-02, as amended, requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU”) representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted the standard effective January 1, 2019, using the modified retrospective method, which resulted in the recognition of right-of-use assets of approximately $6.0 million and lease liabilities for operating leases of approximately $6.8 million on the Company’s consolidated balance sheets, with no material impact to its consolidated statements of operations. See Note 5 Leases, for further information regarding the impact of the adoption of ASU No. 2016-02 on the Company's consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2020, the Company adopted ASU 2017-04, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820 - Changes to the Disclosure Requirements for the Fair Value Measurement) (“ASU 2018-13”). Under ASU 2018-13, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplify U.S. GAAP for Topic 740 by clarifying and amending existing guidance for, among other items, intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The guidance is effective for public entities for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

2. Revenue

ASC 606 Adoption Impact
On January 1, 2018, the Company adopted ASC 606 applying the modified retrospective method. The Company recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of accumulated deficit as of the adoption date. The Company applied ASC 606 to all contracts that were not completed at the date of initial application. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. In connection with the adoption of ASC 606, the Company also adopted ASC No. 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC No. 606 and ASC No. 340-40 are referred to as the “new standard.”

Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, commissions expense and deferred commissions as discussed below. The Company recorded a reduction to opening accumulated deficit of $12.4 million as of January 1, 2018 due to the cumulative impact of adopting the new standard as follows:

•A decrease in total deferred revenue of $4.0 million primarily due to the removal of the limitation on contingent revenue that would have accelerated revenue recognition for certain of our historical revenue contracts; and

•Recognition of a deferred commissions asset of $8.4 million on our consolidated balance sheet due to the requirement under the new standard to recognize incremental customer acquisition costs in our consolidated statement of operations as the related performance obligations are met as compared to the previous recognition to expense as incurred.

Impact on the Consolidated Financial Statements

The following table summarize the impact of ASC 606 on the Company’s Consolidated Statement of Operations for the year ended December 31, 2018:

Selected Consolidated Statement of Operations Line Items

	Year Ended December 31, 2018
(in thousands, except per share amounts)	As Reported	Adjustments Increase (Decrease)	Balance Without Adopting the New Standard
Revenue - products	$144,682	$(2,594)	$142,088
Revenue - services	87,541	—	87,541
Total revenue	232,223	(2,594)	229,629
Gross profit	180,327	(2,594)	177,733
Sales and marketing	103,214	1,345	104,559
Total operating expenses	208,006	1,345	209,351
Loss from operations	(27,679)	(3,939)	(31,618)
Net loss	(27,617)	(3,939)	(31,556)
Basic and diluted net loss per share	$(0.38)		$(0.43)

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of	As of
Balance Sheet Line Reference	December 31, 2020	December 31, 2019
Accounts receivables, net	$51,051	$53,566
Deferred revenue, current	65,999	62,233
Deferred revenue, non-current	42,700	38,931

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s Consolidated Balance Sheets. The contract assets amount was immaterial as of December 31, 2020 and 2019.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $61.8 million and $63.2 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred revenue:
Products	$7,358	$6,593
Services	101,341	94,571
Total deferred revenue	108,699	101,164
Less: current portion	(65,999)	(62,233)
Non-current portion	$42,700	$38,931

Deferred Contract Acquisition Costs
As of December 31, 2020, the current and non-current portions of deferred contract acquisition costs totaled $5.3 million and $3.7 million, respectively, and the related amortization was $6.5 million for the year ended December 31, 2020. As of December 31, 2019, the current and non-current portions of deferred contract acquisition costs totaled $6.2 million and $3.3 million, respectively, and the related amortization was $7.4 million for the year ended December 31, 2019.

For the years ended December 31, 2020, 2019 and 2018, the Company had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

December 31, 2020
Within 1 year	$65,999
Next 2 to 3 years	32,824
Thereafter	9,876
Total	$108,699

3. Restructuring

In October 2019, the Company implemented a restructuring plan (the “2019 restructuring plan”) in its ongoing efforts to reduce operating costs and focus on advanced technologies. Expense related to the 2019 restructuring plan was accrued for in 2019, which resulted in a reduction of approximately 5% of the Company’s workforce and the closure and consolidation of certain U.S. and international office facilities. The Company recorded restructuring expenses of $2.5 million in the fourth quarter of 2019, which included the following (in thousands):

	Cost of revenue	Sales and marketing	Research and development	General and administrative	Total restructuring expense

Employee severance and related payroll taxes	$28	$1,355	$340	$194	$1,917
Facilities closure expenses		435	89		524
Legal fees				89	89
	$28	$1,790	$429	$283	$2,530

The 2019 restructuring plan was completed prior to June 30, 2020 and as of December 31, 2020, the Company’s restructuring accrual was fully paid.

4. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,150	$—	$—	$2,150	$10,548	$10	$—	$10,558
Corporate securities	45,070	83	(8)	45,145	51,745	207	(1)	51,951
U.S. Treasury and agency securities	9,493	12	—	9,505	9,222	3	—	9,225
Commercial paper	12,136	—	—	12,136	500		—	500
Asset-backed securities	5,904	11	—	5,915	11,914	32	—	11,946
Total	$74,753	$106	$(8)	$74,851	$83,929	$252	$(1)	$84,180

During the years ended December 31, 2020 and 2019, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2020 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$58,717	$58,754
Mature in 1 - 3 years	16,036	16,097
Total	$74,753	$74,851

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate securities	20,355	(8)	—	—	20,355	(8)
U.S. Treasury and agency securities	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total	$20,355	$(8)	$—	$—	$20,355	$(8)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate securities	2,996	(1)	—	—	2,996	(1)
U.S. Treasury and agency securities	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Total	$2,996	$(1)	$—	$—	$2,996	$(1)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2020 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, no decline has been deemed to be other-than-temporary by the Company.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$62,388	$—	$—	$62,388	$35,546	$—	$—	$35,546
Cash equivalents	20,893	—	—	20,893	10,196	—	—	10,196
Certificates of deposit	—	2,150	—	2,150	—	10,558	—	10,558
Corporate securities	—	45,145	—	45,145	—	51,951	—	51,951
U.S. Treasury and agency securities	—	9,505	—	9,505	—	9,225	—	9,225
Commercial paper	—	12,136	—	12,136	—	500	—	500
Asset-backed securities	—	5,915	—	5,915	—	11,946	—	11,946
Total	$83,281	$74,851	$—	$158,132	$45,742	$84,180	$—	$129,922

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2020 and 2019.

5. Leases

The Company leases various facilities in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2020 (in thousands):

December 31, 2020
Operating leases
Right-of-use assets:
Other non-current assets	$28,240
Total right-of-use assets	$28,240

Lease liabilities:
Accrued liabilities	$5,260
Other non-current liabilities	23,498
Total operating lease liabilities	$28,758

The aggregate future lease payments for the Company’s operating leases as of December 31, 2020 were as follows (in thousands):

2021	$6,064
2022	4,840
2023	4,414
2024	4,518
2025	4,625
Thereafter	7,148
Total lease payments	31,609
Less: imputed interest	(2,851)
Present value of lease liabilities	$28,758

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2020
Operating lease costs	$6,548
Short-term lease costs	254
Total lease costs	$6,802

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

December 31, 2020
Weighted-average remaining term (in years)	6.2
Weighted-average discount rate	3.14%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,291

Right-of-use assets obtained in exchange for new lease liabilities	$868

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and recorded a right-of-use asset of $30.0 million included in other non-current assets and recorded lease liabilities of $3.3 million and $26.7 million, included in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2019.

6. Other Balance Sheet Accounts Details

Allowance for Doubtful Accounts

The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	December 31, 2020	December 31, 2019
Allowance for doubtful accounts, beginning balance	$52	$319
Increase (decrease) of provision	78	(72)
Write-offs	(89)	(195)
Allowance for doubtful accounts, ending balance	$41	$52

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$8,395	$9,495
Finished goods	12,335	12,889
Total inventory	$20,730	$22,384

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses	$3,818	$6,163
Deferred contract acquisition costs	5,345	6,231
Other	3,227	2,673
Prepaid expenses and other current assets	$12,390	$15,067

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	December 31, 2020	December 31, 2019
	(in years)
Equipment	1-3	$25,286	$22,702
Software	1-3	765	726
Furniture and fixtures	1-3	652	459
Leasehold improvements	1-7	3,616	5,440
Construction in progress		1,677	—
Property and equipment, gross		31,996	29,327
Less: accumulated depreciation		(24,108)	(21,671)
Property and equipment, net		$7,888	$7,656

Depreciation expense on property and equipment was $4.2 million, $5.0 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(4,545)	$505	$5,050	$(3,535)	$1,515
Patents	2,936	(2,579)	357	2,936	(2,146)	790
Total	$7,986	$(7,124)	$862	$7,986	$(5,681)	$2,305

Amortization expense related to purchased intangible assets was $1.4 million for each of the years ended December 31, 2020, 2019 and 2018. Purchased intangible assets will be amortized over a remaining weighted average useful life of 0.6 years.

Future amortization expense for purchased intangible assets as of December 31, 2020 is as follows (in thousands):

Fiscal Year
2021	862

Other non-current assets

Other non-current assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Right-of-use assets	$28,240	$33,014
Deferred contract acquisition costs	3,714	3,297
Deposits	2,746	2,338
Net deferred tax assets	944	1,171
Other	2,807	2,026
Total other non-current assets	$38,451	$41,846

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation and benefits	$19,725	$12,227
Accrued tax liabilities	3,748	4,354
Lease liabilities	5,260	5,109
Other	8,197	6,066
Total accrued liabilities	$36,930	$27,756

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Lease liabilities	$23,498	$28,046
Other	859	708
Total other non-current liabilities	$24,357	$28,754

7. Credit Facility

In November 2016, the Company entered into a loan and security agreement (the “2016 Credit Facility”) with Silicon Valley Bank (“SVB”) as the lender. The 2016 Credit Facility provided a three-year, $25.0 million revolving credit facility, which included a maximum of $25.0 million letter of credit sub-facility. Loan advances under the revolving facility were available up to the full $25.0 million when the balance of the Company’s cash, cash equivalents and marketable securities minus outstanding revolving loans and letters of credit equaled or exceeded $50.0 million. If this “net cash” fell below $50.0 million, loan advances were determined based on a borrowing base equal to a specified percentage of the value of the Company’s eligible accounts receivable. Loans bore interest, at the Company’s option, at (i) the prime rate reported in The Wall Street Journal, minus 0.50% or (ii) a LIBOR rate determined in accordance with the 2016 Credit Facility, plus 2.50%. Over the term of the 2016 Credit Facility, the Company paid customary closing fees, commitment fees and letter of credit fees related to the facility.

In September 2018, the Company entered into an amendment with SVB to reduce the unused revolving credit facility fee on the 2016 Credit Facility from 0.4% to 0.3%.

The Company’s obligations under the 2016 Credit Facility were secured by substantially all of the Company’s assets, excluding intellectual property. The 2016 Credit Facility required the Company to maintain compliance with customary affirmative and negative covenants, including compliance with an adjusted quick ratio of not less than 1.50:1.00, and restricted the Company’s ability to pay cash dividends or make other distributions on our common stock.
The Company elected to allow the 2016 Credit Facility to expire without renewal on the maturity date of November 1, 2019. There were no outstanding loans or advances as of the maturity date. The Company currently has no plans to enter into any new borrowing facilities.

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

Lease Commitments

The Company leases various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease.

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date.

The following table summarizes our non-cancelable operating leases as of December 31, 2020 (in thousands):

Years Ending December 31,	Operating Leases and Other Contractual Obligation
2021	$6,064
2022	4,840
2023	4,414
2024	4,518
2025	4,625
Thereafter	7,148
Total	$31,609

Rent expense was $6.7 million, $4.8 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our board of directors. In June 2015, our board of directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. As of December 31, 2020, we had 10,725,127 shares available for future grant under the 2014 Plan.

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021.

To date, the Company has granted stock options, RSUs and PSUs under the 2014 Plan. Stock options expire no more than 10 years from the grant date and generally vest over four years. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant, and the incentive stock option will expire no later than five years from the date of grant. For incentive stock options granted to any other employees and nonstatutory stock options granted to employees, consultants, or members of our Board of Directors, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. RSUs and PSUs generally vest from one to four years.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) was suspended effective March 16, 2018 due to the delay of the Form 10-K filing for the year ended December 31, 2017. In October 2018, the Board of Directors approved amending the 2014 Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchased Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. The Amended 2014 Purchase Plan permits eligible employees to purchase shares of our common stock through payroll deductions with up to 10% of their pre-tax eligible earnings subject to certain Internal Revenue Code (“IRC”) limitations. The purchase price of the shares is 85% of the lower of the fair market value of our common stock on the first day of a six-month offering period or the relevant purchase date. In addition, no participant may purchase more than 1,500 shares of common stock in each purchase period.

Employees purchased 581,634 shares at an average price of $5.67 and with an aggregate intrinsic value of $1.0 million during the year ended December 31, 2020, and purchased 662,362 shares at an average price of $5.14 and with an intrinsic value of $0.8 million during the year ended December 31, 2019. During 2018, there were no stock purchases by employees under the Amended 2014 Purchase Plan or the 2014 Purchase Plan. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2020, we had 1,821,186 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation by type of award:
Stock options	$209	$648	$1,353
Stock awards	10,938	14,882	10,445
Employee stock purchase rights (1)	1,163	999	5,240
Total	$12,310	$16,529	$17,038

Stock-based compensation by category of expense:
Cost of revenue	$1,357	$1,500	$1,602
Sales and marketing	3,018	5,765	5,667
Research and development	4,241	6,039	6,631
General and administrative	3,694	3,225	3,138
Total	$12,310	$16,529	$17,038

(1)Amount for the year ended December 31, 2018 includes $4.1 million of accelerated stock-based compensation expense. In March 2018, as a result of a suspension of the 2014 Purchase Plan due to our non-timely filing status, all unrecognized stock-based compensation expense related to ESPP under the 2014 Purchase Plan was accelerated and recognized within the consolidated statement of operations.

As of December 31, 2020, the Company had $24.4 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.7 years.

Fair Value Determination:

The fair values of stock options and employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options (1)	Employee Stock Purchase Rights
	Year Ended December 31,	Years Ended December 31,
	2018	2020	2019	2018
Expected term (in years)	4.8	0.5	0.5	0.5
Risk-free interest rate	3.1%	0.1%	2.3%	2.6%
Expected volatility	37%	59%	34%	28%
Dividend rate	—%	—%	—%	—%
(1) The Company did not grant stock options in the years ended December 31, 2020 and 2019.

•Expected Term. We estimate the expected life of options based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. The expected term for the employee stock purchase rights is based on the term of the purchase period.

•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected terms of stock options and the employee stock purchase rights.

•Expected Volatility. For stock options, due to the limited trading history of our own common stock, we determined the share price volatility factor based on a combination of the historical volatility of our own common stock and the historical volatility of our peer group for the stock options. For employee stock purchase rights, we used the historical volatility of our own common stock.

•Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and do not anticipate paying any dividends in the foreseeable future.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2019	3,702	$5.57
Granted	—	—
Exercised	(1,298)	4.85
Canceled	(731)	7.15
Outstanding as of December 31, 2020	1,673	$5.44	2.67	$7,520
Vested and exercisable as of December 31, 2020	1,673	$5.44	2.67	$7,520

(1)The aggregate intrinsic value represents the excess of the closing price of our common stock of $9.86 as of December 31, 2020 over the exercise price of the outstanding in-the-money options.

Following is additional information pertaining to our stock option activities (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value of options granted (per share)	$—	$—	$2.19
Intrinsic value of options exercised (1)	$2,778	$1,930	$2,629

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2020, there were 3,753,620 RSUs and 1,134,103 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2019	6,148	$6.59
Granted	2,018	6.74
Released	(1,786)	6.79
Canceled	(1,492)	6.56
Nonvested as of December 31, 2020	4,888	$6.59	2.13

Following is additional information pertaining to our stock award activities (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value of stock awards granted (per share)	$6.74	$6.74	$5.95
Total fair value of stock awards released (vested) during the period	$12,129	$12,183	$9,714

Repurchase Agreement

On May 17, 2020, the Company entered into a Common Stock Repurchase and Option Exchange Agreement (the “Repurchase Agreement”) with Lee Chen, the Company’s founder and its former Chairman, President and Chief Executive Officer. Pursuant to the Repurchase Agreement, the Company repurchased 2.2 million shares of common stock from Mr. Chen for approximately $13.3 million. The common shares repurchased are held in treasury and accounted for under the cost method.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the year ended December 31, 2020, the Company repurchased a total of 2.7 million shares for a total cost of $19.2 million and as of December 31, 2020, the Company had $30.8 million available to repurchase shares under this program. Under the program, repurchased shares are held in treasury at cost. The Company’s stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under this program have occurred in the open market.

10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs, PSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had net losses in the years ended December 31, 2019 and 2018, none of the potential dilutive common shares were included in the computation of diluted shares for these periods, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock options, RSUs, PSUs and employee stock purchase rights	822	9,199	9,621

11. Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic income (loss)	$15,455	$(20,345)	$(29,658)
Foreign income	3,684	3,933	3,123
Income (loss) before income taxes	$19,139	$(16,412)	$(26,535)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current provision for income taxes:
State	$40	$49	$44
Foreign	1,057	1,716	953
Total current	1,097	1,765	997
Deferred tax expense (benefit):
Federal	2	3	(13)
Foreign	224	(361)	98
Total deferred	226	(358)	85
Provision for income taxes	$1,323	$1,407	$1,082

     The reconciliation of the statutory federal income taxes and the provision for income tax is as follows (in thousands, except percentages):

	Years Ended December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$4,019	21.0%	$(3,447)	21.0%	$(5,572)	21.0%
State tax - net of federal benefits	31	0.2	42	(0.3)	39	(0.1)
Foreign rate differential	507	2.6	363	(2.2)	258	(1.0)
Changes in federal valuation allowance	(3,281)	(17.1)	4,695	(28.6)	6,430	(24.2)
Change in federal tax rate due to Tax Cuts and Jobs Act	—	—	—	—	—	—
Stock-based compensation	781	4.1	578	(3.5)	1,950	(7.3)
Non-deductible meals and entertainment expenses	219	1.2	287	(1.8)	342	(1.3)
Other permanent items	364	1.9	257	(1.6)	351	(1.3)
Federal tax credits - net of uncertain tax positions	(1,035)	(5.4)	(1,809)	11.0	(2,634)	9.9
Expenses for uncertain tax positions	—	—	166	(1.0)	137	(0.5)
Other	(282)	(1.5)	275	(1.6)	(219)	0.7
	$1,323	7.0%	$1,407	(8.6)%	$1,082	(4.1)%

Deferred tax balances are comprised of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$42,251	$46,273
Research and development credits, net of uncertain tax positions	27,743	25,386
Accruals, reserves, and other	12,026	12,021
Stock-based compensation	2,362	3,306
Depreciation and amortization	1,537	2,219
Operating lease liability	6,049	7,061
Gross deferred tax assets	91,968	96,266
Valuation allowance	(82,938)	(85,743)
Total deferred tax assets	9,030	10,523
Deferred tax liabilities:
Deferred contract acquisition costs	(2,068)	(2,245)
Operating lease right-of-use asset	(5,996)	(7,088)
Other	(22)	(19)
Total deferred tax liabilities	(8,086)	(9,352)
Net deferred tax assets	$944	$1,171

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $82.9 million and $85.7 million against the U.S. net deferred tax assets as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the valuation allowance decreased by $2.8 million and increased by $7.1 million, respectively.

As of December 31, 2020 and 2019, we had U.S. federal net operating loss (“NOL”) carryforwards of $177.0 million and $193.8 million, respectively, and state NOL carryforwards of $78.0 million and $84.6 million, respectively. The federal NOL carryforwards will expire at various dates beginning in the year ending December 31, 2033, if not utilized. The state NOL carryforwards expire in various years ending between 2023 and 2039, if not utilized.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, among other things, includes changes to the rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back.

Additionally, as of December 31, 2020 and 2019, we had U.S. federal research and development credit carryforwards of $16.4 million and $15.3 million, respectively, and state research and development credit carryforwards of $18.2 million and $16.4 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in the IRC Section 382 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization.

With respect to our undistributed foreign subsidiaries’ earnings we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Act. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2020 and 2019, the undistributed earnings approximated $16.0 million and $13.6 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

Uncertain Tax Positions

As of December 31, 2020, 2019 and 2018, we had gross unrecognized tax benefits of $4.6 million, $4.4 million and $4.2 million, respectively. Accrued interest expense related to unrecognized tax benefits is not recognized as part of our income tax provision in our consolidated statements of operations and is immaterial for the years ended December 31, 2020 and 2019. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits—beginning balance	$4,441	$4,191	$3,782
Increases (decreases) related to tax positions from prior years	(268)	(280)	(266)
Increases related to tax positions taken during current year	412	530	675
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$4,585	$4,441	$4,191

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2020, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.8 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company is subject to taxation in the United States, various states, and several foreign jurisdictions. Because the Company has NOL and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. The Company is not currently under examination by any taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on the Company’s income taxes.

12. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2020	2019	2018
Americas	$98,150	$89,944	$112,506
Japan	67,050	59,454	55,205
Asia Pacific, excluding Japan	29,760	35,689	36,897
EMEA	30,567	27,541	27,615
Total	$225,527	$212,628	$232,223

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	December 31, 2020	December 31, 2019
Americas	$32,558	$35,964
Japan	1,566	2,689
Other	2,004	2,017
Total	$36,128	$40,670

13. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under Section 401(k) of the IRC which is offered to all of its United States employees. Participants in the plan may elect to contribute up to $19,500 of their annual compensation to the plan for the 2020 calendar year. Individuals who are 50 or older may contribute an additional $6,500 of their annual income. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company temporarily suspended its employer matching contribution in June 2020 due to cost savings measures, although the Company re-instated its employer matching contributions effective March 1, 2021. The Company’s matching contributions totaled $0.4 million, $0.7 million and $1.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.

14. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2020 and 2019 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$53,764	$52,500	$56,608	$62,655
Gross profit	$41,622	$41,078	$43,485	$49,194
Net income (loss)	$(297)	$3,808	$6,464	$7,841
Net income (loss) per share - basic	$—	$0.05	$0.08	$0.10
Net income (loss) per share - diluted	$—	$0.05	$0.08	$0.10

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$50,290	$49,189	$52,833	$60,316
Gross profit	$38,040	$37,918	$40,913	$46,876
Net income (loss)	$(12,272)	$(5,771)	$173	$51
Net income (loss) per share - basic	$(0.16)	$(0.08)	$—	$—
Net income (loss) per share - diluted	$(0.16)	$(0.08)	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective as of December 31, 2020, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting consists of policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.
Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Board of Directors and Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A and no later than 120 days after December 31, 2020 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics applicable to our employees including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available free of charge, on our website’s investor relations page at https://investors.A10networks.com within the “Corporate Governance - Governance Documents” section. We will post amendments or waivers relating to our Code of Business Conduct and Ethics for directors and executive officers on the same website referenced in this paragraph.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Directors Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Compensation Committee Report” and “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Report of the Audit Committee” and “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statements
Our consolidated financial statements are listed in the Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

2.Consolidated Financial Statement Schedules
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.Exhibits
The following exhibits are filed with or incorporated by reference in this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29*	Offer Letter, dated May 14, 2017, by and between the Registrant and Tom Constantino	10-Q	001-36343	10.1	August 3, 2017
10.30*	Offer Letter, dated December 15, 2017, by and between the Registrant and Christopher White	10-K	001-36343	10.33	August 29, 2018
10.31*	Letter Agreement, dated as of November 20, 2019, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer	8-K	001-36343	10.1	November 21, 2019
10.32	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.33	Common Stock Repurchase and Option Exchange Agreement, dated as of May 17, 2020, between the Registrant and Lee Chen	8-K	001-36343	10.1	May 17, 2020
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Armanino LLP, independent registered public accounting firm					X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	March 8, 2021	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	March 8, 2021
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Brian Becker	Chief Financial Officer	March 8, 2021
Brian Becker	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	March 8, 2021
Tor R. Braham

/s/ Peter Y. Chung	Director	March 8, 2021
Peter Y. Chung

/s/ J. Michael Dodson	Director	March 8, 2021
J. Michael Dodson

/s/ Mary Dotz	Director	March 8, 2021
Mary Dotz

/s/ Eric Singer	Director	March 8, 2021
Eric Singer