Form 10-Q
period 2021-03-31
A10 Networks, Inc.
filed 2021-04-30
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 28, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 77,335,510.

A10 NETWORKS, INC.
FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$75,696	$83,281
Marketable securities	85,261	74,851
Accounts receivable, net of allowances of $4 and $41, respectively	51,449	51,051
Inventory	19,547	20,730
Prepaid expenses and other current assets	13,022	12,390
Total current assets	244,975	242,303
Property and equipment, net	8,223	7,888
Goodwill	1,307	1,307
Intangible assets, net	502	862
Other non-current assets	36,573	38,451
Total assets	$291,580	$290,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$4,851
Accrued liabilities	26,198	36,930
Deferred revenue	68,299	65,999
Total current liabilities	99,018	107,780
Deferred revenue, non-current	44,920	42,700
Other non-current liabilities	22,983	24,357
Total liabilities	166,921	174,837
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 77,102 and 76,346 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 5,587 and 5,578 shares, respectively	(37,498)	(37,410)
Additional paid-in-capital	431,738	425,534
Accumulated other comprehensive income	10	98
Accumulated deficit	(269,592)	(272,249)
Total stockholders' equity	124,659	115,974
Total liabilities and stockholders' equity	$291,580	$290,811
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$30,540	$30,736
Services	24,303	23,028
Total revenue	54,843	53,764
Cost of revenue:
Products	7,086	6,941
Services	5,413	5,201
Total cost of revenue	12,499	12,142
Gross profit	42,344	41,622
Operating expenses:
Sales and marketing	19,092	20,621
Research and development	13,981	15,315
General and administrative	5,247	5,895
Total operating expenses	38,320	41,831
Income (loss) from operations	4,024	(209)
Non-operating income (expense):
Interest and other income (expense), net	(1,183)	231
Total non-operating income (expense), net	(1,183)	231
Income before provision for income taxes	2,841	22
Provision for income taxes	184	319
Net income (loss)	$2,657	$(297)
Net income (loss) per share:
Basic	$0.03	$—
Diluted	$0.03	$—
Weighted-average shares used in computing net income (loss) per share:
Basic	76,704	78,061
Diluted	79,636	78,061

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,657	$(297)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(88)	(288)
Comprehensive income (loss)	$2,569	$(585)

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Shares of common stock issued and outstanding
Beginning balance	76,346	77,580
Common stock issued under employee equity incentive plans	756	1,130
Repurchase of common stock	—	—
Ending balance	77,102	78,710

Stockholders' equity
Beginning balance	$115,974	$108,787
Common stock:
Beginning balance	$1	$1
Common stock issued under employee equity incentive plans	—	—
Ending balance	$1	$1

Treasury stock, at cost:
Beginning balance	$(37,410)	$(4,870)
Repurchase of common stock	(88)	—
Ending balance	$(37,498)	$(4,870)

Additional paid-in capital:
Beginning balance	$425,534	$403,470
Common stock issued under employee equity incentive plans	1,756	2,005
Stock-based compensation	4,448	3,045
Ending balance	$431,738	$408,520

Accumulated other comprehensive income (loss):
Beginning balance	$98	$251
Unrealized loss on marketable securities, net of tax	(88)	(288)
Ending balance	$10	$(37)

Accumulated deficit:
Beginning balance	$(272,249)	$(290,065)
Net income (loss)	2,657	(297)
Ending balance	$(269,592)	$(290,362)

Total stockholders' equity	$124,659	$113,252

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,657	$(297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,413	3,311
Stock-based compensation	4,399	3,040
Other non-cash items	181	(13)
Changes in operating assets and liabilities:
Accounts receivable	(315)	10,767
Inventory	1,086	1,472
Prepaid expenses and other assets	(60)	2,426
Accounts payable	(501)	(3,718)
Accrued and other liabilities	(12,106)	(4,919)
Deferred revenue	4,519	114
Net cash provided by operating activities	2,273	12,183
Cash flows from investing activities:
Proceeds from sales of marketable securities	1,300	1,914
Proceeds from maturities of marketable securities	24,140	10,175
Purchases of marketable securities	(36,197)	(5,518)
Purchases of property and equipment	(769)	(868)
Net cash provided by (used in) investing activities	(11,526)	5,703
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,756	2,005
Repurchase of common stock	(88)	—
Net cash provided by financing activities	1,668	2,005
Net increase (decrease) in cash and cash equivalents	(7,585)	19,891
Cash and cash equivalents—beginning of period	83,281	45,742
Cash and cash equivalents—end of period	$75,696	$65,633

Non-cash investing and financing activities:
Inventory transfers to property and equipment	$97	$149
Purchases of property and equipment included in accounts payable	$172	$63

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in four geographic regions: the Americas, Japan, Asia Pacific (excluding Japan) and EMEA. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2021, we had sold products to more than 7,400 end-customers worldwide.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited financial statements, which are included in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC (the “2020 Annual Report”).

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

The beginning and ending balances for treasury stock, at cost, have been reclassified from additional paid-in capital in the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 to conform with the current year presentation for treasury stock, at cost and additional paid-in capital. This reclassification did not have a material impact on the previously reported financial statements.

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2020 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for doubtful accounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 30, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

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

    Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2021	2020
Customer A (a distribution channel partner)	12%	*
Customer B (a distribution channel partner)	10%	*
Customer C (a distribution channel partner)	*	17%
Customer D (a distribution channel partner)	*	16%
* represents less than 10% of total revenue

As of March 31, 2021, two customers accounted for 14% and 12%, respectively, of our total gross accounts receivable. As of December 31, 2020, two customers accounted for 17% and 10%, respectively, of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a significant impact on the Company’s condensed consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In January 2020, the Company adopted ASU 2017-04, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820 - Changes to the Disclosure Requirements for the Fair Value Measurement) (“ASU 2018-13”). Under ASU 2018-13, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a significant impact on the Company’s condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplify U.S. GAAP for Topic 740 by clarifying and amending existing guidance for, among other items, intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The guidance is effective for public entities for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2021 and the adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and the adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2021 (in thousands):

March 31, 2021
Operating leases
Right-of-use assets:
Other non-current assets	$26,936
Total right-of-use assets	$26,936

Lease liabilities:
Accrued liabilities	$5,181
Other non-current liabilities	22,197
Total operating lease liabilities	$27,378

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$4,494
2022	4,817
2023	4,414
2024	4,518
2025	4,625
Thereafter	7,148
Total lease payments	30,016
Less: imputed interest	(2,638)
Present value of lease liabilities	$27,378

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$1,373	$1,777
Short-term lease costs	147	158
Total lease costs	$1,520	$1,935

Average lease terms and discount rates for the Company’s operating leases were as follows:

March 31, 2021
Weighted-average remaining term (years)	5.98
Weighted-average discount rate	3.15%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,500

No new operating leases were entered into during the three months ended March 31, 2021.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$—	$—	$2,150	$—	$—	$2,150
Corporate securities	50,477	22	(24)	50,475	45,070	83	(8)	45,145
U.S. Treasury and agency securities	9,496	9	—	9,505	9,493	12	—	9,505
Commercial paper	17,383	—	—	17,383	12,136	—	—	12,136
Asset-backed securities	7,895	3	—	7,898	5,904	11	—	5,915
Total	$85,251	$34	$(24)	$85,261	$74,753	$106	$(8)	$74,851

During the three months ended March 31, 2021 and 2020, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$76,871	$76,887
Mature in 1 - 3 years	8,380	8,374
Total	$85,251	$85,261

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$31,863	$(18)	$8,096	$(6)	$39,959	$(24)

Marketable securities in an unrealized loss position as of December 31, 2020 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$20,355	$(8)	$—	$—	$20,355	$(8)
Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2021 and 2020.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$60,138	$—	$—	$60,138	$62,388	$—	$—	$62,388
Cash equivalents	15,558	—	—	15,558	20,893	—	—	20,893
Certificates of deposit	—	—	—	—	—	2,150	—	2,150
Corporate securities	—	50,475	—	50,475	—	45,145	—	45,145
U.S. Treasury and agency securities	—	9,505	—	9,505	—	9,505	—	9,505
Commercial paper	—	17,383	—	17,383	—	12,136	—	12,136
Asset-backed securities	—	7,898	—	7,898	—	5,915	—	5,915
Total	$75,696	$85,261	$—	$160,957	$83,281	$74,851	$—	$158,132

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2021 and 2020.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$8,943	$8,395
Finished goods	10,604	12,335
Total inventory	$19,547	$20,730

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Prepaid expenses	$4,283	$3,818
Deferred contract acquisition costs	5,848	5,345
Other	2,891	3,227
Total prepaid expenses and other current assets	$13,022	$12,390

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31, 2021	December 31, 2020
	(in years)
Equipment	1 - 5	$25,875	$25,286
Software	1 - 3	765	765
Furniture and fixtures	1 - 7	652	652
Leasehold improvements	Lease term	3,616	3,616
Construction in process		2,174	1,677
Property and equipment, gross		33,082	31,996
Less: accumulated depreciation		(24,859)	(24,108)
Property and equipment, net		$8,223	$7,888
Depreciation expense on property and equipment was $0.7 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(4,797)	$253	$5,050	$(4,545)	$505
Patents	2,936	(2,687)	249	2,936	(2,579)	357
Total intangible assets	$7,986	$(7,484)	$502	$7,986	$(7,124)	$862
Amortization expense related to purchased intangible assets was $0.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Future amortization expense for purchased intangible assets as of March 31, 2021 is as follows (in thousands):

Fiscal Year
Remainder of 2021	$502

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued compensation and benefits	$11,458	$19,725
Accrued tax liabilities	2,030	3,748
Lease liability	5,181	5,260
Other	7,529	8,197
Total accrued liabilities	$26,198	$36,930

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Deferred revenue:
Products	$6,248	$7,358
Services	106,971	101,341
Total deferred revenue	113,219	108,699
Less: current portion	(68,299)	(65,999)
Non-current portion	$44,920	$42,700

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 - Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2021.

Rent expense was $1.4 million and $1.6 million for three months ended March 31, 2021 and 2020, respectively.

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
The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021. As of March 31, 2021, we had 10,537,636 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of March 31, 2021, the Company had 1,821,186 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation by type of award:
Stock options	$—	$110
Stock awards	4,123	2,682
Employee stock purchase rights	276	248
	$4,399	$3,040

Stock-based compensation by category of expense:
Cost of revenue	$572	$325
Sales and marketing	1,264	764
Research and development	1,431	1,006
General and administrative	1,132	945
	$4,399	$3,040
As of March 31, 2021, the Company had $23.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards which will be recognized over a weighted-average period of 2.39 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	1,673	$5.44
Granted	—	—
Exercised	(338)	5.19
Canceled	—	—
Outstanding as of March 31, 2021	1,335	5.51	2.70	$5,617
Vested and exercisable as of March 31, 2021	1,335	$5.51	2.70	$5,617
As of March 31, 2021, the aggregate intrinsic value represents the excess of the closing price of our common stock of $9.61 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.5 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2021, there were 3,444,533 RSUs and 1,203,286 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2020	4,888	$6.59
Granted	564	9.27
Released	(428)	6.67
Canceled	(376)	6.57
Nonvested as of March 31, 2021	4,648	$6.91	1.74	$44,666
The aggregate fair value of stock awards released was $4.0 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the three months ended March 31, 2021, the Company repurchased 10 thousand shares for a total cost of $88 thousand. Since approving the program, the Company has repurchased 2.7 million shares for a total cost of $19.3 million through March 31, 2021 and the Company had $30.7 million available to repurchase shares under this program as of March 31, 2021. Under the program, repurchased shares are held in treasury at cost. The Company’s stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions. To date, all repurchases under this program have occurred in the open market.

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had a net loss during the three months ended March 31, 2020, none of the potential dilutive common shares were included in the computation of diluted shares for this period, as inclusion of such shares would have been anti-dilutive.

Basic and diluted net income (loss) per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$2,657	$(297)
Denominator:
Weighted-average shares outstanding - basic	76,704	78,061
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,932	—
Weighted-average shares outstanding - diluted	79,636	78,061
Net income (loss) per share:
Basic	$0.03	$—
Diluted	$0.03	$—

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options, restricted stock units and employee stock purchase rights	67	8,182

8. Income Taxes

We recorded income tax expense of $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We believe it is more likely than not that our federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, we continue to maintain a valuation allowance against all of our U.S. and certain foreign net deferred tax assets as of March 31, 2021. We will continue to maintain a full valuation allowance against our net federal, state, and certain foreign deferred tax assets until there is sufficient evidence to support the recoverability of our deferred tax assets.

We had $4.5 million of unrecognized tax benefits as of March 31, 2021. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$26,270	$25,438
Japan	13,619	17,641
Asia Pacific, excluding Japan	6,335	4,882
EMEA	8,619	5,803
Total revenue	$54,843	$53,764
The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	March 31, 2021	December 31, 2020
United States	$32,211	$32,558
Japan	1,274	1,566
Other	1,674	2,004
Total	$35,159	$36,128

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, net	$51,449	$51,051
Deferred revenue, current	68,299	65,999
Deferred revenue, non-current	44,920	42,700
We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2021 and December 31, 2020.

    Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $23.1 million and $21.3 million during the three months ended March 31, 2021 and 2020, respectively, related to deferred revenues at the beginning of the respective periods.

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

Deferred contract acquisition costs were $9.6 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively. The related amortization amount was $1.7 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2021 and 2020.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

March 31, 2021

Within 1 year	$68,299
Next 2 to 3 years	35,022
Thereafter	9,898
Total	$113,219
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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in four geographic regions: the Americas, Japan, Asia Pacific (excluding Japan) and EMEA. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

    Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2021, we had sold products to more than 7,400 customers worldwide.

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

During the three months ended March 31, 2021, 48% of our total revenue was generated from the Americas region, 25% from Japan and 27% from other geographical regions. During the three months ended March 31, 2020, 47% of our total revenue was generated from the Americas region, 33% from Japan and 20% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 38% and 35% of our total revenue during the three months ended March 31, 2021 and 2020, respectively, and our service provider customers accounted for 62% and 65% of our total revenue during the three months ended March 31, 2021 and 2020, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 36% and 52% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2021, we had $75.7 million of cash and cash equivalents and $85.3 million of marketable securities. Cash provided by operating activities was $2.3 million during the three months ended March 31, 2021, compared to $12.2 million of cash provided by operating activities in the same period last year.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,540	55.7%	$30,736	57.2%	$(196)	(0.6)%
Services	24,303	44.3	23,028	42.8	1,275	5.5
Total revenue	54,843	100.0	53,764	100.0	1,079	2.0
Cost of revenue:
Products	7,086	13.0	6,941	12.9	145	2.1
Services	5,413	9.9	5,201	9.7	212	4.1
Total cost of revenue	12,499	22.8	12,142	22.6	357	2.9
Gross profit	42,344	77.2	41,622	77.4	722	1.7
Operating expenses:
Sales and marketing	19,092	34.8	20,621	38.4	(1,529)	(7.4)
Research and development	13,981	25.5	15,315	28.5	(1,334)	(8.7)
General and administrative	5,247	9.6	5,895	11.0	(648)	(11.0)
Total operating expenses	38,320	69.9	41,831	77.8	(3,511)	(8.4)
Income from operations	4,024	7.3	(209)	(0.4)	4,233	(2,025.4)
Non-operating income (expense):
Interest and other income (expense), net	(1,183)	(2.1)	231	0.4	(1,414)	(612.1)
Total non-operating income, net	(1,183)	(2.1)	231	0.4	(1,414)	(612.1)
Income before provision for income taxes	2,841	5.2	22	—	2,819	12,813.6
Provision for income taxes	184	0.3	319	0.6	(135)	(42.3)
Net income	$2,657	4.8%	$(297)	(0.6)%	$2,954	(994.6)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,540	56%	$30,736	57%	$(196)	(1)%
Services	24,303	44	23,028	43	1,275	6
Total revenue	$54,843	100%	$53,764	100%	$1,079	2%
Revenue by geographic region:
Americas	$26,270	48%	$25,438	47%	$832	3%
Japan	13,619	25	17,641	33	(4,022)	(23)
Asia Pacific, excluding Japan	6,335	11	4,882	9	1,453	30
EMEA	8,619	16	5,803	11	2,816	49
Total revenue	$54,843	100%	$53,764	100%	$1,079	2%

Total revenue increased by $1.1 million, or 2%, during the three months ended March 31, 2021 compared to the same period of 2020. This increase was due primarily to a $2.8 million increase in EMEA, a $1.5 million increase in the Asia Pacific region, excluding Japan and a $0.8 million increase in Americas region, partially offset by a $4.0 million decrease in Japan. The overall increase in revenue was attributable to a $2.1 million increase in revenue from enterprise customers, especially in the Americas region, where enterprise revenue increased $0.9 million. Revenue from service provider customers decreased $1.0 million during the three months ended March 31, 2021 compared to the same period of 2020.

Products revenue decreased by $0.2 million, or 1%, during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by decreased demand from our service provider customers in Japan, partially offset by higher demand from our service provider customers in the EMEA region and in the Asia Pacific region, excluding Japan.

Services revenue increased by $1.3 million, or 6%, during the three months ended March 31, 2021 compared to the same period of 2020, primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended March 31, 2021, $26.3 million, or 48% of total revenue, was generated from the Americas region, which represents a 3% increase compared to the same period of 2020. The increase was primarily due to higher services revenue driven by higher demand from our enterprise customers in the Americas region.

During the three months ended March 31, 2021, $13.6 million, or 25% of total revenue, was generated from Japan, which represents a 23% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers.

During the three months ended March 31, 2021, $6.3 million, or 11% of total revenue, was generated from the Asia Pacific region, excluding Japan, which represents a 30% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers in the Asia Pacific region, excluding Japan.

During the three months ended March 31, 2021, $8.6 million, or 16% of total revenue, was generated from the EMEA region, which represents a 49% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers in the EMEA region.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$7,086	$6,941	$145	2.1%
Services	5,413	5,201	212	4.1
Total cost of revenue	$12,499	$12,142	$357	2.9%

Products cost of revenue increased 2.1% during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by changes in product mix and geographic mix. The decrease in products revenue in Japan contributed to the increase in products cost of revenue.

Services cost of revenue increased 4.1% during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$23,454	76.8%	$23,795	77.4%	$(341)	(0.6)%
Services	18,890	77.7	17,827	77.4	1,063	0.3
Total gross profit	$42,344	77.2%	$41,622	77.4%	$722	(0.2)%

Products gross margin decreased 0.6% during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by changes in product and geographic mix. The decrease in products revenue in Japan also contributed to the decrease in products gross margin.

Services gross margin increased 0.3% during the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$19,092	$20,621	$(1,529)	(7.4)%
Research and development	13,981	15,315	(1,334)	(8.7)
General and administrative	5,247	5,895	(648)	(11.0)
Total operating expenses	$38,320	$41,831	$(3,511)	(8.4)%

Sales and marketing, research and development, and general and administrative operating expenses declined in the three months ended March 31, 2021 compared to the same period in 2020, primarily to a decrease in employee headcount resulting in lower personnel costs, the Company’s restriction on employee travel as a result of COVID-19 and lower facility expenses. We implemented restrictions on travel in March 2020, some of which are now being loosened, depending upon evolving circumstances. Our travel restrictions, along with travel restrictions put in place by many of our vendors, have directly and indirectly impacted activities such as marketing events, trade shows and consulting services.

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

The decrease of $1.5 million, or 7.4%, in sales and marketing expense for the three months ended March 31, 2021 compared to the same period of 2020, was attributable to a $0.8 million decrease in sales meeting expenses and a decrease $0.7 million in travel-related expenses as a result of the Company’s COVID-19 safety measures and travel restrictions.

In 2021, we expect sales and marketing expenses to remain near 2020 levels as we continue to actively control costs.

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

The decrease of $1.3 million, or 8.7%, in research and development expenses for the three months ended March 31, 2021 compared to the same period of 2020, was primarily attributable to a $1.8 million decrease in employee compensation and benefit expense due to a decrease in employee headcount. Partially offsetting this decrease was an increase in consulting expenses of $0.6 million.

In 2021, we expect research and development expenses to remain near 2020 levels as we continue to actively control costs.
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

The decrease of $0.6 million, or 11.0%, in general and administrative expenses for the three months ended March 31, 2021 compared to the same period of 2020, was due to a $0.4 million decrease in facility costs and a $0.2 million decrease in employee compensation and benefit expense due to a decrease in employee headcount.

In 2021, we expect general and administrative expenses to remain near 2020 levels as we continue to actively control costs.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $1.4 million for the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by an unfavorable change in foreign exchange gains and losses as we incurred $1.3 million of foreign exchange losses in the three months ended March 31, 2021 compared to $0.3 million of foreign currency losses in the three months ended March 31, 2020 primarily as a result of the weakening of the Japanese Yen. Additionally, interest income received from our investments in liquid marketable securities decreased $0.4 million in the three months ended March 31, 2021 compared to the same period in 2020.

Provision for Income Taxes

We recorded income tax provisions of $0.2 million and $0.3 million for the three months ended March, 2021 and 2020, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets, and we will continue to maintain a valuation allowance against all of our U.S. and certain foreign deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $75.7, including $4.5 million held outside the United States in our foreign subsidiaries, and $85.3 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2021, we had working capital of $146.0 million, accumulated deficit of $269.6 million and total stockholders’ equity of $124.7 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, we issued a press release announcing that our Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the three months ended March 31, 2021, the Company repurchased 10 thousand shares for a total cost of $88 thousand. Since approving the program, the Company has repurchased 2.7 million shares for a total cost of $19.3 million through March 31, 2021 and the Company had $30.7 million available to repurchase shares under this program as of March 31, 2021. Our stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions. To date, all repurchases under this program have occurred in the open market.

As described in Part II, Item 1 Legal Proceedings of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$2,273	$12,183
Investing activities	(11,526)	5,703
Financing activities	1,668	2,005
Net increase (decrease) in cash and cash equivalents	$(7,585)	$19,891

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

During the three months ended March 31, 2021, cash provided by operating activities was $2.3 million, consisting of net income of $2.7 million, non-cash charges of $7.0 million and a decrease in cash resulting from the net change in operating assets and liabilities of $7.4 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $2.4 million and stock-based compensation expense of $4.4 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $12.1 million, accounts payable of $0.5 million and accounts receivable of $0.3 million, partially offset by cash inflows from changes in deferred revenue of $4.5 million and inventory of $1.1 million.
The unfavorable change in accrued liabilities was attributed to cash bonus and commission payments made in the three months ended March 31, 2021. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in deferred revenues was primarily due to a net increase in deferred revenue bookings. The favorable change in inventory was attributable to the timing of shipments.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $11.5 million, consisting of purchases of marketable securities of $36.2 million and purchases of property and equipment of $1.3 million, partially offset by proceeds from sales and maturities of marketable securities of $24.1 million.

    During the three months ended March 31, 2020, cash provided by investing activities was $5.7 million, consisting of proceeds from sales and maturities of marketable securities of $12.1 million, partially offset by purchases of marketable securities of $5.5 million and purchases of property and equipment of $0.9 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $1.7 million primarily consisting of $1.8 million of cash proceeds from common stock issuances under our equity incentive plans, partially offset by cash used to repurchase stock of $0.1 million under the Company’s stock repurchase program.

During the three months ended March 31, 2020, cash provided by financing activities was $2.0 million consisting of proceeds from common stock issuances under our equity incentive plans.

Contractual Obligations

Our contractual obligations consist of operating leases.

    The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$30,016	$4,494	$13,749	$9,359	$2,414

The contractual obligations table above excludes $4.5 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

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

We recorded $1.3 million and $0.2 million of foreign exchange losses during the three months ended March 31, 2021 and 2020, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of March 31, 2021, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $85.3 million. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2021 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2021	50 BPS	100 BPS	150 BPS
Marketable securities	$85,375	$85,374	$85,372	$85,261	$85,060	$84,859	$84,658

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2021 and the years ended December 31, 2020, 2019 and 2018, purchases by our ten largest end-customers accounted for approximately 36%, 41%, 36% and 37% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the three months ended March 31, 2021 and the years ended December 31, 2020, 2019 and 2018, service providers accounted for approximately 62%, 61%, 58% and 57%, of our total revenue, respectively, and enterprise customers accounted for approximately 38%, 39%, 42% and 43% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the three months ended March 31, 2021 and the years ended December 31, 2020, 2019, and 2018, approximately 62%, 63%, 64% and 55% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, cyber security attacks, acts of war or terrorism, or other geo-

political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q filed for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $1.3 million unfavorable during the three months ended March 31, 2021. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million and $0.7 million unfavorable during the years ended December 31, 2019 and 2018, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2021, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (45% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2021, there were approximately 1.3 million vested and exercisable options to purchase our common stock, in addition to the 77.1 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.5 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2021 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Share repurchase activity during the three months ended March 31, 2021 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021	0	$—	—	$30,795

February 1 - 28, 2021	0	$—	—	$30,795

March 1 - 31, 2021	10	$8.96	10	$30,707

Total	10			$30,707

(1) The $30,707 thousand in the table above represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2021. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions.

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
Date: April 30, 2021

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2021

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)