Form 10-Q
period 2021-06-30
A10 Networks, Inc.
filed 2021-07-30
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 27, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,808,907.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$67,949	$83,281
Marketable securities	98,860	74,851
Accounts receivable, net of allowances of $193 and $41, respectively	50,219	51,051
Inventory	19,084	20,730
Prepaid expenses and other current assets	14,523	12,390
Total current assets	250,635	242,303
Property and equipment, net	9,148	7,888
Goodwill	1,307	1,307
Intangible assets, net	141	862
Other non-current assets	34,907	38,451
Total assets	$296,138	$290,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,661	$4,851
Accrued liabilities	27,763	36,930
Deferred revenue	69,918	65,999
Total current liabilities	103,342	107,780
Deferred revenue, non-current	46,409	42,700
Other non-current liabilities	21,882	24,357
Total liabilities	171,633	174,837
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 76,554 and 76,346 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 6,825 and 5,578 shares, respectively	(48,623)	(37,410)
Additional paid-in-capital	436,112	425,534
Accumulated other comprehensive income (loss)	(9)	98
Accumulated deficit	(262,976)	(272,249)
Total stockholders' equity	124,505	115,974
Total liabilities and stockholders' equity	$296,138	$290,811
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$34,363	$29,214	$64,903	$59,950
Services	24,805	23,286	49,108	46,314
Total revenue	59,168	52,500	114,011	106,264
Cost of revenue:
Products	8,215	6,544	15,301	13,485
Services	5,415	4,878	10,828	10,079
Total cost of revenue	13,630	11,422	26,129	23,564
Gross profit	45,538	41,078	87,882	82,700
Operating expenses:
Sales and marketing	19,749	18,476	38,841	39,097
Research and development	13,491	13,450	27,472	28,765
General and administrative	5,082	5,237	10,329	11,132
Total operating expenses	38,322	37,163	76,642	78,994
Income from operations	7,216	3,915	11,240	3,706
Non-operating income (expense):
Interest and other income (expense), net	(112)	227	(1,295)	458
Total non-operating income (expense), net	(112)	227	(1,295)	458
Income before provision for income taxes	7,104	4,142	9,945	4,164
Provision for income taxes	488	334	672	653
Net income	$6,616	$3,808	$9,273	$3,511
Net income per share:
Basic	$0.09	$0.05	$0.12	$0.04
Diluted	$0.08	$0.05	$0.12	$0.04
Weighted-average shares used in computing net income per share:
Basic	76,774	78,178	76,745	78,119
Diluted	79,316	79,982	79,501	79,930

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,616	$3,808	$9,273	$3,511
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(19)	510	(107)	222
Comprehensive income	$6,597	$4,318	$9,166	$3,733

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock issued and outstanding
Beginning balance	77,102	78,710	76,346	77,580
Common stock issued under employee equity incentive plans	690	1,009	1,456	2,139
Repurchase of common stock	(1,238)	(2,200)	(1,248)	(2,200)
Ending balance	76,554	77,519	76,554	77,519

Stockholders' equity
Beginning balance	$124,659	$113,252	$115,974	$108,787
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(37,498)	$(4,890)	$(37,410)	$(4,890)
Repurchase of common stock	(11,125)	(13,336)	(11,213)	(13,336)
Ending balance	$(48,623)	$(18,226)	$(48,623)	$(18,226)

Additional paid-in capital:
Beginning balance	$431,738	$408,540	$425,534	$403,490
Common stock issued under employee equity incentive plans	1,821	3,603	3,577	5,608
Stock-based compensation	2,553	3,023	7,001	6,068
Ending balance	$436,112	$415,166	$436,112	$415,166

Accumulated other comprehensive income (loss):
Beginning balance	$10	$(37)	$98	$251
Unrealized income (loss) on marketable securities, net of tax	(19)	510	(107)	222
Ending balance	$(9)	$473	$(9)	$473

Accumulated deficit:
Beginning balance	$(269,592)	$(290,362)	$(272,249)	$(290,065)
Net income	6,616	3,808	9,273	3,511
Ending balance	$(262,976)	$(286,554)	$(262,976)	$(286,554)

Total stockholders' equity	$124,505	$110,860	$124,505	$110,860

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,273	$3,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,753	6,096
Stock-based compensation	6,891	6,009
Other non-cash items	531	(423)
Changes in operating assets and liabilities:
Accounts receivable	882	8,442
Inventory	1,499	(92)
Prepaid expenses and other current assets	(1,200)	2,662
Accounts payable	821	(776)
Accrued and other liabilities	(11,642)	(6,610)
Deferred revenue	7,628	3,834
Net cash provided by operating activities	19,436	22,653
Cash flows from investing activities:
Proceeds from sales of marketable securities	2,865	3,160
Proceeds from maturities of marketable securities	48,586	16,549
Purchases of marketable securities	(76,141)	(12,982)
Purchases of property and equipment	(2,443)	(1,549)
Net cash provided by (used in) investing activities	(27,133)	5,178
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,578	5,609
Repurchase of common stock	(11,213)	(13,336)
Net cash used in financing activities	(7,635)	(7,727)
Net increase (decrease) in cash and cash equivalents	(15,332)	20,104
Cash and cash equivalents—beginning of period	83,281	45,742
Cash and cash equivalents—end of period	$67,949	$65,846

Non-cash investing and financing activities:
Inventory transfers to property and equipment	$146	$317
Purchases of property and equipment included in accounts payable	$11	$36

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

    We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever-increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2021, we had sold products to more than 7,500 end-customers worldwide.

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

The beginning and ending balances for treasury stock, at cost, have been reclassified from additional paid-in capital in the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2020 and as of December 31, 2020 to conform with the current year presentation for treasury stock, at cost and additional paid-in capital. This reclassification did not have a material impact on the previously reported financial statements.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 30, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

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

    Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2021	2020	2021	2020
Customer A (a distribution channel partner)	10%	*	*	*
Customer B (a distribution channel partner)	*	12%	*	14%
Customer C (a distribution channel partner)	*	*	*	11%
Customer D (a distribution channel partner)	*	10%	*	*
* represents less than 10% of total revenue

As of June 30, 2021, one customer accounted for 24% of our total gross accounts receivable. As of December 31, 2020, two customers accounted for 17% and 10%, respectively, of our total gross accounts receivable.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change U.S. GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020.

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

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2021 (in thousands):

June 30, 2021
Operating leases
Right-of-use assets:
Other non-current assets	$25,630
Total right-of-use assets	$25,630

Lease liabilities:
Accrued liabilities	$4,924
Other non-current liabilities	21,165
Total operating lease liabilities	$26,089

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$2,998
2022	4,819
2023	4,414
2024	4,518
2025	4,625
Thereafter	7,148
Total lease payments	28,522
Less: imputed interest	(2,433)
Present value of lease liabilities	$26,089

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$2,729	$3,361	$4,102	$5,138
Short-term lease costs	312	109	459	267
Total lease costs	$3,041	$3,470	$4,561	$5,405

Average lease terms and discount rates for the Company’s operating leases were as follows:

June 30, 2021
Weighted-average remaining term (years)	5.81
Weighted-average discount rate	3.15%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,000

No new operating leases were entered into during the three and six months ended June 30, 2021.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$—	$—	$2,150	$—	$—	$2,150
Corporate securities	55,925	9	(20)	55,914	45,070	83	(8)	45,145
U.S. Treasury and agency securities	9,996	4	(2)	9,998	9,493	12	—	9,505
Commercial paper	22,674	—	—	22,674	12,136	—	—	12,136
Asset-backed securities	10,274	—	—	10,274	5,904	11	—	5,915
Total	$98,869	$13	$(22)	$98,860	$74,753	$106	$(8)	$74,851

During the three and six months ended June 30, 2021 and 2020, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$75,339	$75,344
Mature in 1 - 3 years	23,530	23,516
Total	$98,869	$98,860

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$37,709	$(20)	$—	$—	$37,709	$(20)
U.S. Treasury and agency securities	4,496	(2)	—	—	4,496	(2)
Total	$42,205	$(22)	$—	$—	$42,205	$(22)

Marketable securities in an unrealized loss position as of December 31, 2020 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$20,355	$(8)	$—	$—	$20,355	$(8)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2021 and 2020.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$51,050	$—	$—	$51,050	$62,388	$—	$—	$62,388
Cash equivalents	16,899	—	—	16,899	20,893	—	—	20,893
Certificates of deposit	—	—	—	—	—	2,150	—	2,150
Corporate securities	—	55,914	—	55,914	—	45,145	—	45,145
U.S. Treasury and agency securities	—	9,998	—	9,998	—	9,505	—	9,505
Commercial paper	—	22,674	—	22,674	—	12,136	—	12,136
Asset-backed securities	—	10,274	—	10,274	—	5,915	—	5,915
Total	$67,949	$98,860	$—	$166,809	$83,281	$74,851	$—	$158,132

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2021 and 2020.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$8,446	$8,395
Finished goods	10,638	12,335
Total inventory	$19,084	$20,730

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Prepaid expenses	$4,473	$3,818
Deferred contract acquisition costs	6,569	5,345
Other	3,481	3,227
Total prepaid expenses and other current assets	$14,523	$12,390

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30, 2021	December 31, 2020
	(in years)
Equipment	1 - 5	$26,821	$25,286
Software	1 - 3	765	765
Furniture and fixtures	1 - 7	652	652
Leasehold improvements	Lease term	3,616	3,616
Construction in process		2,825	1,677
Property and equipment, gross		34,679	31,996
Less: accumulated depreciation		(25,531)	(24,108)
Property and equipment, net		$9,148	$7,888

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than a year to complete. We expect the largest of these projects to be available for release to the customer in the fourth quarter of 2021 or the first quarter of 2022.

Depreciation expense on property and equipment was $0.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and was $1.4 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.

Intangible Assets, Net

Purchased intangible assets, net, consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(5,050)	$—	$5,050	$(4,545)	$505
Patents	2,936	(2,795)	141	2,936	(2,579)	357
Total intangible assets	$7,986	$(7,845)	$141	$7,986	$(7,124)	$862

Amortization expense related to purchased intangible assets was $0.4 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and was $0.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Future amortization expense for purchased intangible assets as of June 30, 2021 is as follows (in thousands):

Fiscal Year
Remainder of 2021	$141

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Accrued compensation and benefits	$14,124	$19,725
Accrued tax liabilities	1,459	3,748
Lease liability	4,924	5,260
Other	7,256	8,197
Total accrued liabilities	$27,763	$36,930

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Deferred revenue:
Products	$5,500	$7,358
Services	110,827	101,341
Total deferred revenue	116,327	108,699
Less: current portion	(69,918)	(65,999)
Non-current portion	$46,409	$42,700

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 - Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2021.

Rent expense was $1.4 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and was $2.9 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

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
The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021. As of June 30, 2021, we had 10.7 million shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of June 30, 2021, the Company had 1.6 million shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation by type of award:
Stock options	$—	$49	$—	$159
Stock awards	2,245	2,655	6,369	5,337
Employee stock purchase rights	246	265	522	513
	$2,491	$2,969	$6,891	$6,009

Stock-based compensation by category of expense:
Cost of revenue	$273	$279	$846	$598
Sales and marketing	768	643	2,033	1,407
Research and development	577	964	2,007	1,976
General and administrative	873	1,083	2,005	2,028
	$2,491	$2,969	$6,891	$6,009

As of June 30, 2021, the Company had $20.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards and the employee stock purchase plan which will be recognized over a weighted-average period of 2.26 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,673	$5.44
Granted	—	—
Exercised	(383)	5.16
Canceled	(6)	3.13
Outstanding as of June 30, 2021	1,284	5.53	2.36	$7,402
Vested and exercisable as of June 30, 2021	1,284	$5.53	2.36	$7,402

As of June 30, 2021, the aggregate intrinsic value represents the excess of the closing price of our common stock of $11.26 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.2 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and was $1.7 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2021, there were 2.9 million RSUs and 1.2 million PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (in thousands)
Nonvested as of December 31, 2020	4,888	$6.59
Granted	696	9.31
Released	(837)	6.95
Canceled	(693)	6.72
Nonvested as of June 30, 2021	4,054	$6.96	1.68	$45,651

The aggregate fair value of stock awards released was $3.9 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively, and was $7.9 million and $6.5 million for the six months ended June 30, 2021 and 2020, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the six months ended June 30, 2021, the Company repurchased 1.2 million shares for a total cost of $11.2 million. Since approving the program, the Company has repurchased 3.9 million shares for a total cost of $30.4 million through June 30, 2021 and the Company had $19.6 million available to repurchase shares under this program as of June 30, 2021. Under the program, repurchased shares are held in treasury at cost. The Company’s stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions. To date, all repurchases under this program have occurred in the open market.

7. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive.

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net income per share
Numerator:
Net income	$6,616	$3,808	$9,273	$3,511
Denominator:
Weighted-average shares outstanding - basic	76,774	78,178	76,745	78,119
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,542	1,804	2,756	1,811
Weighted-average shares outstanding - diluted	79,316	79,982	79,501	79,930
Net income per share:
Basic	$0.09	$0.05	$0.12	$0.04
Diluted	$0.08	$0.05	$0.12	$0.04

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options, restricted stock units and employee stock purchase rights	70	687	68	885

8. Income Taxes

We recorded income tax expense of $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and recorded income tax expense of $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, which primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

We have historically maintained a full valuation allowance against all the domestic deferred tax assets because it was more likely than not that the deferred tax assets will not be realized. We intend to continue maintaining a full valuation allowance on the deferred tax assets until sufficient evidence indicates our deferred tax assets would be recognized in the near term. However, considering our current assessment of the probability of maintaining profitability, there is a reasonable possibility that in the short term, a portion, or all, of the valuation allowance will no longer be prudent. As such, we may release a portion, or all, of our valuation allowance against our deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. We are currently evaluating both quantitative and qualitative factors that may impact the valuation allowance assessment. Therefore, the exact timing and amount of the valuation allowance release are subject to the Company’s profitability and projected ability to utilize the Company’s tax attributes, among other factors.

We had $4.5 million of unrecognized tax benefits as of June 30, 2021. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$28,836	$23,962	$55,106	$49,400
Japan	15,564	12,854	29,183	30,495
Asia Pacific, excluding Japan	7,703	8,005	14,038	12,887
EMEA	7,065	7,679	15,684	13,482
Total revenue	$59,168	$52,500	$114,011	$106,264

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	June 30, 2021	December 31, 2020
United States	$31,622	$32,558
Japan	987	1,566
Other	2,169	2,004
Total	$34,778	$36,128

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net	$50,219	$51,051
Deferred revenue, current	69,918	65,999
Deferred revenue, non-current	46,409	42,700

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2021 and December 31, 2020.

    Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $23.4 million and $21.2 million during the three months ended June 30, 2021 and 2020, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $40.5 million and $38.0 million during the six months ended June 30, 2021 and 2020, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $10.3 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively. The related amortization was $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and was $3.5 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2021 and 2020.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

June 30, 2021

Within 1 year	$69,918
Next 2 to 3 years	36,168
Thereafter	10,241
Total	$116,327
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

    Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2021, we had sold products to more than 7,500 customers worldwide.

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

During the three months ended June 30, 2021, 49% of our total revenue was generated from the Americas region, 26% from Japan and 25% from other geographical regions. During the three months ended June 30, 2020, 46% of our total revenue was generated from the Americas region, 24% from Japan and 30% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 39% and 42% of our total revenue during the three months ended June 30, 2021 and 2020, respectively, and our service provider customers accounted for 61% and 58% of our total revenue during the six months ended June 30, 2021 and 2020, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 37% and 38% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and accounted for 36% and 45% of our total revenue for the six months ended June 30, 2021 and 2020. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2021, we had $67.9 million of cash and cash equivalents and $98.9 million of marketable securities. Cash provided by operating activities was $19.4 million during the six months ended June 30, 2021, compared to $22.7 million of cash provided by operating activities in the same period last year.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$34,363	58.1%	$29,214	55.6%	$5,149	17.6%
Services	24,805	41.9	23,286	44.4	1,519	6.5
Total revenue	59,168	100.0	52,500	100.0	6,668	12.7
Cost of revenue:
Products	8,215	14.0	6,544	12.5	1,671	25.5
Services	5,415	9.2	4,878	9.3	537	11.0
Total cost of revenue	13,630	23.0	11,422	21.8	2,208	19.3
Gross profit	45,538	77.0	41,078	78.2	4,460	10.9
Operating expenses:
Sales and marketing	19,749	33.4	18,476	35.2	1,273	6.9
Research and development	13,491	22.8	13,450	25.6	41	0.3
General and administrative	5,082	8.6	5,237	10.0	(155)	(3.0)
Total operating expenses	38,322	64.8	37,163	70.8	1,159	3.1
Income from operations	7,216	12.2	3,915	7.5	3,301	84.3
Non-operating income (expense):
Interest and other income (expense), net	(112)	(0.2)	227	0.4	(339)	(149.3)
Total non-operating income (expense), net	(112)	(0.2)	227	0.4	(339)	(149.3)
Income before provision for income taxes	7,104	12.0	4,142	7.9	2,962	71.5
Provision for income taxes	488	0.8	334	0.6	154	46.1
Net income	$6,616	11.2%	$3,808	7.3%	$2,808	73.7%

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$64,903	56.9%	$59,950	56.4%	$4,953	8.3%
Services	49,108	43.1	46,314	43.6	2,794	6.0
Total revenue	114,011	100.0	106,264	100.0	7,747	7.3
Cost of revenue:
Products	15,301	13.4	13,485	12.7	1,816	13.5
Services	10,828	9.4	10,079	9.5	749	7.4
Total cost of revenue	26,129	22.9	23,564	22.2	2,565	10.9
Gross profit	87,882	77.1	82,700	77.8	5,182	6.3
Operating expenses:
Sales and marketing	38,841	34.1	39,097	36.8	(256)	(0.7)
Research and development	27,472	24.1	28,765	27.1	(1,293)	(4.5)
General and administrative	10,329	9.1	11,132	10.5	(803)	(7.2)
Total operating expenses	76,642	67.2	78,994	74.3	(2,352)	(3.0)
Income from operations	11,240	9.9	3,706	3.5	7,534	203.3
Non-operating income (expense):
Interest and other income (expense), net	(1,295)	(1.1)	458	0.4	(1,753)	(382.8)
Total non-operating income (expense), net	(1,295)	(1.1)	458	0.4	(1,753)	(382.8)
Income before income taxes	9,945	8.7	4,164	3.9	5,781	138.8
Provision for income taxes	672	0.6	653	0.6	19	2.9
Net income	$9,273	8.1%	$3,511	3.3%	$5,762	164.1%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$34,363	58%	$29,214	56%	$5,149	18%
Services	24,805	42	23,286	44	1,519	7
Total revenue	$59,168	100%	$52,500	100%	$6,668	13%
Revenue by geographic region:
Americas	$28,836	49%	$23,962	46%	$4,874	20%
Japan	15,564	26	12,854	24	2,710	21
Asia Pacific, excluding Japan	7,703	13	8,005	15	(302)	(4)
EMEA	7,065	12	7,679	15	(614)	(8)
Total revenue	$59,168	100%	$52,500	100%	$6,668	13%

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$64,903	57%	$59,950	56%	$4,953	8%
Services	49,108	43	46,314	44	2,794	6
Total revenue	$114,011	100%	$106,264	100%	$7,747	7%
Revenue by geographic region:
Americas	$55,106	48%	$49,400	46%	$5,706	12%
Japan	29,183	26	30,495	29	(1,312)	(4)
Asia Pacific, excluding Japan	14,038	12	12,887	12	1,151	9
EMEA	15,684	14	13,482	13	2,202	16
Total revenue	$114,011	100%	$106,264	100%	$7,747	7%

Total revenue increased by $6.7 million, or 13%, during the three months ended June 30, 2021 compared to the same period of 2020. This increase was due primarily to a $4.9 million increase in the Americas region and a $2.7 million increase in Japan, partially offset by a $0.6 million decrease in the EMEA region and a $0.3 million decrease in the Asia region, excluding Japan. The overall increase in revenue was attributable to a $5.7 million increase in revenue from service provider customers, especially in the Americas region and Japan. Revenue from enterprise customers increased $1.0 million during the three months ended June 30, 2021 compared to the same period of 2020.

Total revenue increased by $7.7 million, or 7%, during the six months ended June 30, 2021 compared to the same period of 2020. This increase was due primarily to a $5.7 million increase in the Americas region, a $2.2 million increase in the EMEA region and a $1.2 million increase in the Asia Pacific region, excluding Japan, partially offset by a $1.3 million decrease in Japan. The overall increase in revenue was attributable to a $4.6 million increase in revenue from service provider customers, especially in the Americas and EMEA regions. Revenue from enterprise customers increased $3.1 million during the six months ended June 30, 2021 compared to the same period of 2020, due to increases in the Americas and EMEA regions.

Products revenue increased by $5.1 million, or 18%, during the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by increased demand from our service provider customers in the Americas region and Japan.

Products revenue increased by $5.0 million, or 8%, during the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by increased demand from our enterprise and service provider customers in the Americas region and increased demand from our service provider customers in the EMEA region.

Services revenue increased by $1.5 million, or 7%, during the three months ended June 30, 2021 compared to the same period of 2020, and grew by $2.8 million, or 6%, during the six months ended June 30, 2021 compared to the same period of 2020, primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended June 30, 2021, $28.8 million, or 49% of total revenue, was generated from the Americas region, which represents a 3% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the six months ended June 30, 2021, $55.1 million, or 48% of total revenue, was generated from the Americas region, which represents a 2% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the three months ended June 30, 2021, $15.6 million, or 26% of total revenue, was generated from Japan, which represents a 2% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in Japan.

During the six months ended June 30, 2021, $29.2 million, or 26% of total revenue, was generated from Japan, which represents a 3% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers.

During the three months ended June 30, 2021, $7.7 million, or 13% of total revenue, was generated from the Asia Pacific region, excluding Japan, which represents a 4% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by a decrease in demand from our service provider customers in the Asia Pacific region, excluding Japan.

During the six months ended June 30, 2021, $14.0 million, or 12% of total revenue, was generated from the Asia Pacific region, excluding Japan. Although revenue from the Asia Pacific region, excluding Japan, increased $1.2 million compared to the same period of 2020, the percentage of total revenue remained flat at 12% in both periods. The increase of $1.2 million was primarily due to higher products and services revenue driven by an increase in demand from enterprise customers in the Asia Pacific region, excluding Japan.

During the three months ended June 30, 2021, $7.1 million, or 12% of total revenue, was generated from the EMEA region, which represents a 3% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by a decrease in demand from our enterprise customers in the EMEA region.

During the six months ended June 30, 2021, $15.7 million, or 14% of total revenue, was generated from the EMEA region, which represents a 1% increase compared to the same period of 2020. The increase was primarily due to higher products and services revenue driven by an increase in demand from our service provider customers in the EMEA region.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$8,215	$6,544	$1,671	25.5%
Services	5,415	4,878	537	11.0
Total cost of revenue	$13,630	$11,422	$2,208	19.3%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$15,301	$13,485	$1,816	13.5%
Services	10,828	10,079	749	7.4
Total cost of revenue	$26,129	$23,564	$2,565	10.9%

Products cost of revenue increased 25.5% during the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by an increase in products revenue of 18% and changes in product mix and geographic mix. The increase in products revenue in the Americas region and Japan contributed to the increase in products cost of revenue.

Products cost of revenue increased 13.5% during the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by an increase in products revenue of 8% and changes in product mix and geographic mix. The increase in products revenue in the Americas region contributed to the increase in products cost of revenue.

Services cost of revenue increased 11.0% during the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by an increase in services revenue of 7% and the mix of services delivered, which include technical support, training and service costs.

Services cost of revenue increased 7.4% during the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by an increase in services revenue of 6% and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$26,148	76.1%	$22,670	77.6%	$3,478	(1.5)%
Services	19,390	78.2	18,408	79.1	982	(0.9)
Total gross profit	$45,538	77.0%	$41,078	78.2%	$4,460	(1.2)%

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$49,602	76.4%	$46,465	77.5%	$3,137	(1.1)%
Services	38,280	78.0	36,235	78.2	2,045	(0.2)
Total gross profit	$87,882	77.1%	$82,700	77.8%	$5,182	(0.7)%

Products gross margin decreased 1.5% during the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by changes in product mix and geographic mix. The increase in products revenue in the Americas region and Japan also contributed to the decrease in products gross margin.

Products gross margin decreased 1.1% during the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by changes in product mix and geographic mix. The increase in products revenue in the Americas region also contributed to the decrease in products gross margin.

Services gross margin decreased 0.9% during the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Services gross margin decreased 0.2% during the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$19,749	$18,476	$1,273	6.9%
Research and development	13,491	13,450	41	0.3
General and administrative	5,082	5,237	(155)	(3.0)
Total operating expenses	$38,322	$37,163	$1,159	3.1%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$38,841	$39,097	$(256)	(0.7)%
Research and development	27,472	28,765	(1,293)	(4.5)
General and administrative	10,329	11,132	(803)	(7.2)
Total operating expenses	$76,642	$78,994	$(2,352)	(3.0)%

As a result of COVID-19, we implemented restrictions on travel in March 2020, some of which are now being loosened, depending upon evolving circumstances. Our travel restrictions, along with travel restrictions put in place by many of our vendors, have directly and indirectly impacted activities such as marketing events, trade shows and consulting services.

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

The increase of $1.3 million, or 6.9%, in sales and marketing expense for the three months ended June 30, 2021 compared to the same period of 2020, was attributable to a $1.7 million increase in employee compensation and benefit expense, partially offset by a decrease of $0.4 million in bad debt expense. Employee compensation and benefits increased primarily due to an increase in sales commissions.

The decrease of $0.3 million, or 0.7%, in sales and marketing expense for the six months ended June 30, 2021 compared to the same period of 2020, was attributable to a $0.8 million decrease in meeting and event expense and a $0.6 million decrease in travel and entertainment expense as a result of the Company’s COVID-19 safety measures and travel restrictions. These decreases were partially offset by an increase in employee compensation and benefit expense, which increased primarily due to an increase in sales commissions.

For the full year 2021, we expect sales and marketing expenses to remain near 2020 levels as we continue to actively control costs.

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

The increase of $41 thousand, or 0.3%, in research and development expenses for the three months ended June 30, 2021 compared to the same period of 2020, was primarily attributable to a $1.3 million increase in consulting expenses, partially offset by a decrease of $1.0 million in employee compensation and benefit expense due to a decrease in employee headcount. The Company decreased its employee headcount in the Asia Pacific region, excluding Japan, in the first half of 2021 and engaged a third-party contracting firm to perform the same distribution services that the terminated employees previously performed. Additionally, depreciation and amortization decreased $0.2 million during the three months ended June 30, 2021, compared to the same period of 2020.

The decrease of $1.3 million, or 4.5%, in research and development expenses for the six months ended June 30, 2021 compared to the same period of 2020, was primarily attributable to a $2.4 million decrease in employee compensation and benefit expense due to a decrease in employee headcount. Additionally, depreciation and amortization decreased $0.4 million and equipment and software expenses decreased $0.2 million. Partially offsetting these decreases was an increase in consulting expenses of $1.9 million related to our new third-party contracting firm performing distribution services in Asia.

For the full year 2021, we expect research and development expenses to remain near 2020 levels as we continue to actively control costs.

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

The decrease of $0.2 million, or 3.0%, in general and administrative expenses for the three months ended June 30, 2021 compared to the same period of 2020, was primarily due to a $0.2 million decrease in employee compensation and benefit expense due to a decrease in employee headcount.

The decrease of $0.8 million, or 7.2%, in general and administrative expenses for the six months ended June 30, 2021 compared to the same period of 2020, was primarily due to a $0.5 million decrease in facility expense. We completed the relocation of our headquarters facility in San Jose, California, in early 2020 and incurred certain non-recurring facility expenses in the six months ended June 30, 2020. Additionally, employee compensation and benefit expense decreased $0.4 million due to a decrease in employee headcount.

For the full year 2021, we expect general and administrative expenses to remain near 2020 levels as we continue to actively control costs.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.3 million for the three months ended June 30, 2021 compared to the same period of 2020, primarily driven by a decrease in interest income received from our investments in liquid marketable securities. Interest income was $0.1 million in the three months ended June 30, 2021 compared to $0.4 million in the three months ended June 30, 2020 primarily as a result of fluctuations in prevailing interest rates.
Interest and other income (expense), net, had an unfavorable change of $1.8 million for the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by a $1.0 million unfavorable change in foreign exchange gains and losses as we incurred $1.5 million of net foreign exchange losses in the six months ended June 30, 2021 compared to $0.5 million of net foreign currency losses in the six months ended June 30, 2020 primarily as a result of the weakening of the Japanese Yen. Additionally, interest income received from our investments in liquid marketable securities decreased $0.7 million from $1.0 million in the six months ended June 30, 2020 compared to $0.3 million in the six months ended June 30, 2020 primarily as a result of fluctuations in prevailing interest rates.

Provision for Income Taxes

We recorded income tax provisions of $0.5 million and $0.7 million for the three and six months ended June 30, 2021, respectively, which primarily consisted of foreign taxes. We recorded income tax provisions of $0.3 million and $0.7 million for the three and six months ended June 30, 2020, respectively, which primarily consisted of foreign taxes.

We currently maintain a valuation allowance on federal and state deferred tax assets. However, there is a reasonable possibility that within the next year, a significant portion, or all, of the valuation allowance will no longer be needed. We will continue to monitor both the quantitative and qualitative evidence to determine if the valuation assertion would be revised.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $67.9 million, including $4.7 million held outside the United States at our foreign subsidiaries, and $98.9 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2021, we had working capital of $147.3 million, accumulated deficit of $263.0 million and total stockholders’ equity of $124.5 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, we issued a press release announcing that our Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the six months ended June 30, 2021, the Company repurchased 1.2 million shares of its common stock for a total cost of $11.2 million. Since approving the program, the Company has repurchased 3.9 million shares for a total cost of $30.4 million through June 30, 2021 and the Company had $19.6 million available to repurchase shares under this program as of June 30, 2021. Our stock repurchase program does not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions. To date, all repurchases under this program have occurred in the open market.

As described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$19,436	$22,653
Investing activities	(27,133)	5,178
Financing activities	(7,635)	(7,727)
Net increase (decrease) in cash and cash equivalents	$(15,332)	$20,104

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

During the six months ended June 30, 2021, cash provided by operating activities was $19.4 million, consisting of net income of $9.3 million, non-cash charges of $12.2 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $2.0 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $4.8 million and stock-based compensation expense of $6.9 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $11.6 million and prepaid expenses and other current assets of $1.2 million, partially offset by cash inflows from changes in deferred revenue of $7.6 million, inventory of $1.5 million, accounts receivable of $0.9 million and accounts payable of $0.8 million.
The unfavorable change in accrued liabilities was attributed to cash bonus and commission payments made during the six months ended June 30, 2021. The unfavorable change in prepaid expenses and other current assets was attributable to an increase in our deferred contract acquisition costs. The favorable change in deferred revenue was primarily due to a net increase in deferred revenue bookings. The favorable change in inventory was attributable to the timing of shipments. The favorable change in accounts receivable was attributed to timing of billing and cash collections and the favorable change in accounts payable was primarily due to the timing of payments to vendors.

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
The favorable change in accounts receivable was attributed to timing of cash collections. The favorable change in deferred revenue was primarily due to a net increase in deferred revenue bookings. The favorable change in prepaid expenses and other current assets was primarily attributable to a decrease in our deferred contract acquisition costs. The unfavorable change in accrued and other liabilities was primarily due to the overall decrease in our accrued compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $27.1 million, consisting of purchases of marketable securities of $76.1 million and purchases of property and equipment of $2.4 million, partially offset by proceeds from sales and maturities of marketable securities of $51.4 million.

    During the six months ended June 30, 2020, cash provided by investing activities was $5.2 million, consisting of proceeds from sales and maturities of marketable securities of $19.7 million, partially offset by purchases of marketable securities of $13.0 million and purchases of property and equipment of $1.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash used in financing activities was $7.6 million primarily consisting of $11.2 million of cash used to repurchase common stock under the Company’s stock repurchase program, partially offset by $3.6 million of proceeds from common stock issuance under the Company’s equity plans.

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

Contractual Obligations

Our contractual obligations consist of operating leases.

    The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$28,522	$2,998	$13,751	$9,359	$2,414

The contractual obligations table above excludes $4.5 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II-Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no other material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021.

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

We recorded $0.1 million and $0.2 million of foreign exchange losses during the three months ended June 30, 2021 and 2020, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of June 30, 2021, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $98.9 million. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2021 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2021	50 BPS	100 BPS	150 BPS
Marketable securities	$99,043	$99,043	$99,043	$98,860	$98,518	$98,177	$97,836

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2021 and the years ended December 31, 2020, 2019 and 2018, purchases by our ten largest end-customers accounted for approximately 36%, 41%, 36% and 37% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the six months ended June 30, 2021 and the years ended December 31, 2020, 2019 and 2018, service providers accounted for approximately 61%, 61%, 58% and 57%, of our total revenue, respectively, and enterprise customers accounted for approximately 39%, 39%, 42% and 43% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the six months ended June 30, 2021 and the years ended December 31, 2020, 2019, and 2018, approximately 60%, 63%, 64% and 55% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $1.4 million unfavorable during the six months ended June 30, 2021. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million and $0.7 million unfavorable during the years ended December 31, 2019 and 2018, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2021, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (46% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2021, there were approximately 1.3 million vested and exercisable options to purchase our common stock, in addition to the 76.6 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.6 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2021 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

Share repurchase activity during the three months ended June 30, 2021 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2021	296	$8.97	296	$28,053

May 1 - 31, 2021	903	$8.96	903	$19,964

June 1 - 30, 2021	39	$9.75	39	$19,582

Total	1,238			$19,582

(1) The $19,582 thousand in the table above represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2021. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions.

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
Date: July 30, 2021

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: July 30, 2021

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)