Form 10-Q
period 2021-09-30
A10 Networks, Inc.
filed 2021-11-03
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 77,549,882.

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
• our expectations regarding our future costs and expenses;
• our expectations with respect to liquidity position and future capital requirements;
• our exploration of strategic alternatives;
• variations in product mix or geographic locations of our sales;
• our stock repurchase program and our quarterly dividend;
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$85,637	$83,281
Marketable securities	101,820	74,851
Accounts receivable, net of allowances of $540 and $41, respectively	46,784	51,051
Inventory	19,169	20,730
Prepaid expenses and other current assets	13,910	12,390
Total current assets	267,320	242,303
Property and equipment, net	9,555	7,888
Goodwill	1,307	1,307
Intangible assets, net	33	862
Other non-current assets	96,230	38,451
Total assets	$374,445	$290,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,755	$4,851
Accrued liabilities	28,968	36,930
Deferred revenue	70,501	65,999
Total current liabilities	103,224	107,780
Deferred revenue, non-current	46,616	42,700
Other non-current liabilities	21,010	24,357
Total liabilities	170,850	174,837
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 77,508 and 76,346 shares issued and outstanding, respectively	1	1
Treasury stock, at cost: 6,825 and 5,578 shares, respectively	(48,623)	(37,410)
Additional paid-in-capital	440,305	425,534
Accumulated other comprehensive income	2	98
Accumulated deficit	(188,090)	(272,249)
Total stockholders' equity	203,595	115,974
Total liabilities and stockholders' equity	$374,445	$290,811
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$39,815	$32,188	$104,718	$92,138
Services	25,545	24,420	74,653	70,734
Total revenue	65,360	56,608	179,371	162,872
Cost of revenue:
Products	7,859	7,610	23,160	21,095
Services	5,335	5,513	16,163	15,592
Total cost of revenue	13,194	13,123	39,323	36,687
Gross profit	52,166	43,485	140,048	126,185
Operating expenses:
Sales and marketing	21,354	18,556	60,195	57,653
Research and development	13,578	13,694	41,050	42,459
General and administrative	6,931	4,994	17,260	16,126
Total operating expenses	41,863	37,244	118,505	116,238
Income from operations	10,303	6,241	21,543	9,947
Non-operating income (expense):
Interest and other income (expense), net	(198)	479	(1,493)	937
Total non-operating income (expense), net	(198)	479	(1,493)	937
Income before income taxes	10,105	6,720	20,050	10,884
Benefit from (provision for) income taxes	64,781	(256)	64,109	(909)
Net income	$74,886	$6,464	$84,159	$9,975
Net income per share:
Basic	$0.97	$0.08	$1.09	$0.13
Diluted	$0.94	$0.08	$1.05	$0.12
Weighted-average shares used in computing net income per share:
Basic	77,149	78,235	76,885	78,158
Diluted	79,927	80,424	79,803	80,232

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$74,886	$6,464	$84,159	$9,975
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	11	(215)	(96)	7
Comprehensive income	$74,897	$6,249	$84,063	$9,982

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock issued and outstanding
Beginning balance	76,554	77,519	76,346	77,580
Common stock issued under employee equity incentive plans	954	968	2,410	3,107
Repurchase of common stock	—	—	(1,248)	(2,200)
Ending balance	77,508	78,487	77,508	78,487

Stockholders' equity
Beginning balance	$124,505	$110,860	$115,974	$108,787
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(48,623)	$(18,226)	$(37,410)	$(4,890)
Repurchase of common stock	—	—	(11,213)	(13,336)
Ending balance	$(48,623)	$(18,226)	$(48,623)	$(18,226)

Additional paid-in capital:
Beginning balance	$436,112	$415,166	$425,534	$403,490
Common stock issued under employee equity incentive plans	172	1,168	3,750	6,776
Stock-based compensation	4,021	3,424	11,021	9,492
Ending balance	$440,305	$419,758	$440,305	$419,758

Accumulated other comprehensive income (loss):
Beginning balance	$(9)	$473	$98	$251
Unrealized income (loss) on marketable securities, net of tax	11	(215)	(96)	7
Ending balance	$2	$258	$2	$258

Accumulated deficit:
Beginning balance	$(262,976)	$(286,554)	$(272,249)	$(290,065)
Net income	74,886	6,464	84,159	9,975
Ending balance	$(188,090)	$(280,090)	$(188,090)	$(280,090)

Total stockholders' equity	$203,595	$121,701	$203,595	$121,701

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$84,159	$9,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,044	8,773
Stock-based compensation	10,848	9,382
Release of deferred tax asset valuation allowance	(65,417)	—
Other non-cash items	786	466
Changes in operating assets and liabilities:
Accounts receivable	4,418	10,777
Inventory	1,438	(810)
Prepaid expenses and other current assets	1,905	3,716
Accounts payable	(1,086)	(322)
Accrued and other liabilities	(11,309)	(4,297)
Deferred revenue	8,417	861
Net cash provided by operating activities	41,203	38,521
Cash flows from investing activities:
Proceeds from sales of marketable securities	5,865	8,330
Proceeds from maturities of marketable securities	70,870	39,280
Purchases of marketable securities	(104,732)	(39,695)
Purchases of property and equipment	(3,387)	(2,549)
Net cash provided by (used in) investing activities	(31,384)	5,366
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,750	6,776
Repurchase of common stock	(11,213)	(13,336)
Net cash used in financing activities	(7,463)	(6,560)
Net increase in cash and cash equivalents	2,356	37,327
Cash and cash equivalents—beginning of period	83,281	45,742
Cash and cash equivalents—end of period	$85,637	$83,069

Non-cash investing and financing activities:
Inventory transfers to property and equipment	$122	$594
Purchases of property and equipment included in accounts payable	$9	$21

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

We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyberattacks increase in volume and complexity, we integrate security as a key attribute in our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever-increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

Our product portfolio seeks to address many of the cybersecurity protection challenges and solution requirements. The portfolio consists of six secure application solutions: Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”) and intelligent management, and automation tools; Harmony Controller and aGalaxy TPS. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2021, we had sold products to more than 7,500 end-customers worldwide.

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

The beginning and ending balances for treasury stock, at cost, have been reclassified from additional paid-in capital in the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and as of December 31, 2020 to conform with the current year presentation for treasury stock, at cost and additional paid-in capital. This reclassification did not have a material impact on the previously reported financial statements.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 3, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II. Item 8. “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2021	2020	2021	2020
Customer A (a distribution channel partner)	13%	*	10%	*
Customer B (a distribution channel partner)	10%	*	*	*
Customer C (a distribution channel partner)	*	*	*	11%
Customer D (a distribution channel partner)	*	12%	*	10%
Customer E (a distribution channel partner)	*	*	*	10%
* represents less than 10% of total revenue

As of September 30, 2021, two customers accounted for 13% and 10%, respectively, of our total gross accounts receivable. As of December 31, 2020, two customers accounted for 17% and 10%, respectively, of our total gross accounts receivable.

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

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2021 (in thousands):

September 30, 2021
Operating leases
Right-of-use assets:
Other non-current assets	$24,027
Total right-of-use assets	$24,027

Lease liabilities:
Accrued liabilities	$4,528
Other non-current liabilities	20,253
Total operating lease liabilities	$24,781

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$1,496
2022	4,821
2023	4,414
2024	4,518
2025	4,625
Thereafter	7,148
Total lease payments	27,022
Less: imputed interest	(2,241)
Present value of lease liabilities	$24,781

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$4,069	$3,305	$8,171	$8,442
Short-term lease costs	394	192	853	460
Total lease costs	$4,463	$3,497	$9,024	$8,902

Average lease terms and discount rates for the Company’s operating leases were as follows:

September 30, 2021
Weighted-average remaining term (years)	5.64
Weighted-average discount rate	3.16%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,489

No new operating leases were entered into during the three and nine months ended September 30, 2021.

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$—	$—	$2,150	$—	$—	$2,150
Corporate securities	58,838	13	(18)	58,833	45,070	83	(8)	45,145
U.S. Treasury and agency securities	10,758	—	(4)	10,754	9,493	12	—	9,505
Commercial paper	23,282	—	—	23,282	12,136	—	—	12,136
Asset-backed securities	8,953	—	(2)	8,951	5,904	11	—	5,915
Total	$101,831	$13	$(24)	$101,820	$74,753	$106	$(8)	$74,851

During the three and nine months ended September 30, 2021 and 2020, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$68,665	$68,665
Mature in 1 - 3 years	33,166	33,155
Total	$101,831	$101,820

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$34,639	$(18)	$—	$—	$34,639	$(18)
U.S. Treasury and agency securities	8,254	(4)	—	—	8,254	(4)
Asset-backed securities	4,668	(2)	—	—	4,668	(2)
Total	$47,561	$(24)	$—	$—	$47,561	$(24)

Marketable securities in an unrealized loss position as of December 31, 2020 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$20,355	$(8)	$—	$—	$20,355	$(8)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2021 and 2020.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$74,137	$—	$—	$74,137	$62,388	$—	$—	$62,388
Cash equivalents	11,500	—	—	11,500	20,893	—	—	20,893
Certificates of deposit	—	—	—	—	—	2,150	—	2,150
Corporate securities	—	58,833	—	58,833	—	45,145	—	45,145
U.S. Treasury and agency securities	—	10,754	—	10,754	—	9,505	—	9,505
Commercial paper	—	23,282	—	23,282	—	12,136	—	12,136
Asset-backed securities	—	8,951	—	8,951	—	5,915	—	5,915
Total	$85,637	$101,820	$—	$187,457	$83,281	$74,851	$—	$158,132

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2021 and 2020.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$8,909	$8,395
Finished goods	10,260	12,335
Total inventory	$19,169	$20,730

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Prepaid expenses	$4,058	$3,818
Deferred contract acquisition costs	6,496	5,345
Other	3,356	3,227
Total prepaid expenses and other current assets	$13,910	$12,390

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30, 2021	December 31, 2020
	(in years)
Equipment	1 - 5	$27,103	$25,286
Software	1 - 3	765	765
Furniture and fixtures	1 - 7	652	652
Leasehold improvements	Lease term	3,616	3,616
Construction in process		3,528	1,677
Property and equipment, gross		35,664	31,996
Less: accumulated depreciation		(26,109)	(24,108)
Property and equipment, net		$9,555	$7,888

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than a year to complete. We expect the largest of these projects to be available for release to the customer in the first or second quarters of 2022.

Depreciation expense on property and equipment was $0.6 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and was $2.0 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Intangible Assets, Net

Purchased intangible assets, net, consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Developed technology	$5,050	$(5,050)	$—	$5,050	$(4,545)	$505
Patents	2,936	(2,903)	33	2,936	(2,579)	357
Total intangible assets	$7,986	$(7,953)	$33	$7,986	$(7,124)	$862

Amortization expense related to purchased intangible assets was $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and was $0.8 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Future amortization expense for purchased intangible assets as of September 30, 2021 is as follows (in thousands):

Fiscal Year
Remainder of 2021	$33

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued compensation and benefits	$19,452	$19,725
Accrued tax liabilities	(994)	3,748
Lease liability	4,528	5,260
Other	5,982	8,197
Total accrued liabilities	$28,968	$36,930

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Deferred revenue:
Products	$5,045	$7,358
Services	112,072	101,341
Total deferred revenue	117,117	108,699
Less: current portion	(70,501)	(65,999)
Non-current portion	$46,616	$42,700

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2021.

Rent expense was $1.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and was $4.1 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021. As of September 30, 2021, we had 10.2 million shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of September 30, 2021, the Company had 1.6 million shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation by type of award:
Stock options	$—	$37	$—	$195
Stock awards	3,671	3,005	10,039	8,343
Employee stock purchase rights	287	331	809	844
	$3,958	$3,373	$10,848	$9,382

Stock-based compensation by category of expense:
Cost of revenue	$351	$399	$1,197	$998
Sales and marketing	1,148	928	3,181	2,334
Research and development	916	1,129	2,923	3,104
General and administrative	1,543	917	3,547	2,946
	$3,958	$3,373	$10,848	$9,382

As of September 30, 2021, the Company had $25.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards and the employee stock purchase plan which will be recognized over a weighted-average period of 1.96 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,673	$5.44
Granted	—	—
Exercised	(707)	4.77
Canceled	(6)	3.13
Outstanding as of September 30, 2021	960	5.95	2.49	$7,235
Vested and exercisable as of September 30, 2021	960	$5.95	2.49	$7,235

As of September 30, 2021, the aggregate intrinsic value represents the excess of the closing price of our common stock of $13.48 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $3.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and was $4.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2021, there were 2.9 million RSUs and 1.0 million PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (in thousands)
Nonvested as of December 31, 2020	4,888	$6.59
Granted	1,530	11.43
Released	(1,552)	7.00
Canceled	(997)	7.00
Nonvested as of September 30, 2021	3,869	$8.23	1.40	$52,147

The aggregate fair value of stock awards released was $9.2 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively, and was $17.1 million and $11.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the nine months ended September 30, 2021, the Company repurchased 1.2 million shares for a total cost of $11.2 million. Since approving the program, the Company has repurchased 3.9 million shares for a total cost of $30.4 million through September 30, 2021 and the Company had $19.6 million available to repurchase shares under this program as of September 30, 2021. The stock repurchase program subsequently expired in early October 2021. Under the program, repurchased shares are held in treasury at cost. The Company’s stock repurchase program did not obligate the Company to acquire any specific number of shares. All repurchases under this program have occurred in the open market.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net income per share
Numerator:
Net income	$74,886	$6,464	$84,159	$9,975
Denominator:
Weighted-average shares outstanding - basic	77,149	78,235	76,885	78,158
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,778	2,189	2,918	2,074
Weighted-average shares outstanding - diluted	79,927	80,424	79,803	80,232
Net income per share:
Basic	$0.97	$0.08	$1.09	$0.13
Diluted	$0.94	$0.08	$1.05	$0.12

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options, restricted stock units and employee stock purchase rights	3	515	235	887

8. Income Taxes

We recorded income tax benefit of $64.8 million and tax expense of $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and recorded income tax benefit of $64.1 million and tax expense of $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, which primarily consisted of foreign taxes. The main component of the tax benefit in 2021 is related to the valuation allowance release in the three months ended September 30, 2021. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the condensed consolidated financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The Company has maintained a full valuation allowance on our U.S. deferred tax assets since inception. As of December 31, 2020, our deferred tax assets primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance of $82.9 million was recorded against our gross deferred tax asset balance as of December 31, 2020. For the three months ended September 30, 2021, we recorded a net valuation allowance release of $62.9 million, plus other related adjustments, for a total of $65.4 million as a discrete tax benefit. This is based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2021, in part, because in the current year it is more likely than not we have achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that the U.S. Federal and a majority of state deferred tax assets are realizable. It, therefore, reduced the valuation allowance accordingly. Certain state deferred tax assets such as California research credits, continue to be unrealizable and subject to a valuation allowance.

We had $4.6 million of unrecognized tax benefits as of September 30, 2021. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$32,261	$21,985	$87,367	$71,386
Japan	15,317	18,015	44,500	48,509
Asia Pacific, excluding Japan	6,794	8,701	20,832	21,588
EMEA	10,988	7,907	26,672	21,389
Total revenue	$65,360	$56,608	$179,371	$162,872

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	September 30, 2021	December 31, 2020
United States	$31,725	$32,558
Japan	705	1,566
Other	1,152	2,004
Total	$33,582	$36,128

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net	$46,784	$51,051
Deferred revenue, current	70,501	65,999
Deferred revenue, non-current	46,616	42,700

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2021 and December 31, 2020.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $23.6 million and $22.8 million during the three months ended September 30, 2021 and 2020, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $54.1 million and $51.1 million during the nine months ended September 30, 2021 and 2020, respectively, related to deferred revenues at the beginning of the respective periods.

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
Deferred contract acquisition costs were $10.4 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively. The related amortization was $1.9 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and was $5.4 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively.
We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2021 and 2020.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenue and amounts that will be invoiced and recognized as revenue in future periods.

We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

September 30, 2021

Within 1 year	$70,501
Next 2 to 3 years	36,771
Thereafter	9,845
Total	$117,117
11. Subsequent Events

On October 28, 2021, the Company’s Board of Directors declared a quarterly dividend. The first dividend, in the amount of $0.05 per share, will be payable, subject to any revocation, on December 15, 2021, to shareholders of record on November 12, 2021. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Also on October 28, 2021, the Company’s Board of Directors authorized a new, $100 million share repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock during the next 12 months. Under the share repurchase program, the Company is authorized to repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

Overview

We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyberattacks increase in volume and complexity, we integrate security as a key attribute in our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

Our product portfolio seeks to address many of the cybersecurity protection challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”) and intelligent management, and automation tools; Harmony Controller and aGalaxy TPS. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2021, we had sold products to more than 7,500 customers worldwide.

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

During the three months ended September 30, 2021, 49% of our total revenue was generated from the Americas region, 23% from Japan and 28% from other geographical regions. During the three months ended September 30, 2020, 39% of our total revenue was generated from the Americas region, 32% from Japan and 29% from other geographical regions. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 35% and 40% of our total revenue during the three months ended September 30, 2021 and 2020, respectively, and our service provider customers accounted for 65% and 60% of our total revenue during the nine months ended September 30, 2021 and 2020, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 45% and 41% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and accounted for 37% and 44% of our total revenue for the nine months ended September 30, 2021 and 2020. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2021, we had $85.6 million of cash and cash equivalents and $101.8 million of marketable securities. Cash provided by operating activities was $41.2 million during the nine months ended September 30, 2021, compared to $38.5 million of cash provided by operating activities in the same period last year.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. Our investments in growth in these areas may affect our short-term profitability.

We recorded income tax benefit of $64.8 million for the three months ended September 30, 2021and income tax benefit of $64.1 million for the nine months ended September 30, 2021. The main component of the tax benefit in 2021 is related to the valuation allowance release in the three months ended September 30, 2021. The Company has maintained a full valuation allowance on its U.S. deferred tax assets since inception. As of December 31, 2020, our deferred tax assets primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance of $82.9 million was recorded against our gross deferred tax asset balance as of December 31, 2020. For the three months ended September 30, 2021, we recorded a net valuation allowance release of $62.9 million, plus other related adjustments, for a total of $65.4 million as a discrete tax benefit. This is based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Refer to Note 8 Income Taxes of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,815	60.9%	$32,188	56.9%	$7,627	23.7%
Services	25,545	39.1	24,420	43.1	1,125	4.6
Total revenue	65,360	100.0	56,608	100.0	8,752	15.5
Cost of revenue:
Products	7,859	12.0	7,610	13.5	249	3.3
Services	5,335	8.2	5,513	9.7	(178)	(3.2)
Total cost of revenue	13,194	20.2	13,123	23.2	71	0.5
Gross profit	52,166	79.8	43,485	76.8	8,681	20.0
Operating expenses:
Sales and marketing	21,354	32.7	18,556	32.8	2,798	15.1
Research and development	13,578	20.8	13,694	24.2	(116)	(0.8)
General and administrative	6,931	10.6	4,994	8.8	1,937	38.8
Total operating expenses	41,863	64.0	37,244	65.8	4,619	12.4
Income from operations	10,303	15.8	6,241	11.0	4,062	65.1
Non-operating income (expense):
Interest and other income (expense), net	(198)	(0.3)	479	0.9	(677)	(141.3)
Total non-operating income (expense), net	(198)	(0.3)	479	0.9	(677)	(141.3)
Income before income taxes	10,105	15.5	6,720	11.9	3,385	50.4
Benefit from (provision for) income taxes	64,781	99.1	(256)	(0.5)	65,037	(25,405.1)
Net income	$74,886	114.6%	$6,464	11.4%	$(61,652)	(953.8)%

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$104,718	58.4%	$92,138	56.6%	$12,580	13.7%
Services	74,653	41.6	70,734	43.4	3,919	5.5
Total revenue	179,371	100.0	162,872	100.0	16,499	10.1
Cost of revenue:
Products	23,160	12.9	21,095	13.0	2,065	9.8
Services	16,163	9.0	15,592	9.5	571	3.7
Total cost of revenue	39,323	21.9	36,687	22.5	2,636	7.2
Gross profit	140,048	78.1	126,185	77.5	13,863	11.0
Operating expenses:
Sales and marketing	60,195	33.6	57,653	35.4	2,542	4.4
Research and development	41,050	22.9	42,459	26.1	(1,409)	(3.3)
General and administrative	17,260	9.6	16,126	9.9	1,134	7.0
Total operating expenses	118,505	66.1	116,238	71.4	2,267	2.0
Income from operations	21,543	12.0	9,947	6.1	11,596	116.6
Non-operating income (expense):
Interest and other income (expense), net	(1,493)	(0.8)	937	0.6	(2,430)	(259.3)
Total non-operating income (expense), net	(1,493)	(0.8)	937	0.6	(2,430)	(259.3)
Income before income taxes	20,050	11.2	10,884	6.7	9,166	84.2
Benefit from (provision for) income taxes	64,109	35.7	(909)	(0.6)	65,018	(7,152.7)
Net income	$84,159	46.9%	$9,975	6.1%	$74,184	743.7%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,815	61%	$32,188	57%	$7,627	24%
Services	25,545	39	24,420	43	1,125	5
Total revenue	$65,360	100%	$56,608	100%	$8,752	15%
Revenue by geographic region:
Americas	$32,261	49%	$21,985	39%	$10,276	47%
Japan	15,317	23	18,015	32	(2,698)	(15)
Asia Pacific, excluding Japan	6,794	11	8,701	15	(1,907)	(22)
EMEA	10,988	17	7,907	14	3,081	39
Total revenue	$65,360	100%	$56,608	100%	$8,752	15%

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$104,718	58%	$92,138	57%	$12,580	14%
Services	74,653	42	70,734	43	3,919	6
Total revenue	$179,371	100%	$162,872	100%	$16,499	10%
Revenue by geographic region:
Americas	$87,367	49%	$71,386	44%	$15,981	22%
Japan	44,500	25	48,509	30	(4,009)	(8)
Asia Pacific, excluding Japan	20,832	11	21,588	13	(756)	(4)
EMEA	26,672	15	21,389	13	5,283	25
Total revenue	$179,371	100%	$162,872	100%	$16,499	10%

Total revenue increased by $8.8 million, or 15%, during the three months ended September 30, 2021 compared to the same period of 2020. This increase was due primarily to a $10.3 million increase in the Americas region and a $3.1 million increase in the EMEA region, partially offset by a $2.7 million decrease in Japan and a $1.9 million decrease in the Asia region, excluding Japan. The overall increase in revenue was attributable to a $8.6 million increase in revenue from service provider customers, especially in the Americas and EMEA regions. Revenue from enterprise customers increased $0.2 million during the three months ended September 30, 2021 compared to the same period of 2020.

Total revenue increased by $16.5 million, or 10%, during the nine months ended September 30, 2021 compared to the same period of 2020. This increase was due primarily to a $16.0 million increase in the Americas region and a $5.3 million increase in the EMEA region, partially offset by a $4.0 million decrease in Japan and a $0.8 million decrease in the Asia Pacific region, excluding Japan. The overall increase in revenue was attributable to a $13.2 million increase in revenue from service provider customers, especially in the Americas and EMEA regions. Revenue from enterprise customers increased $3.3 million during the nine months ended September 30, 2021 compared to the same period of 2020, due to increases in the Americas and EMEA regions.

Products revenue increased by $7.6 million, or 24%, during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by increased demand from our service provider customers in the Americas and EMEA regions.

Products revenue increased by $12.6 million, or 14%, during the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by increased demand from our service provider customers in the Americas and EMEA regions.

Services revenue increased by $1.1 million, or 5%, during the three months ended September 30, 2021 compared to the same period of 2020, and grew by $3.9 million, or 6%, during the nine months ended September 30, 2021 compared to the same period of 2020, primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended September 30, 2021, $32.3 million, or 49% of total revenue, was generated from the Americas region, which represents a 47% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the nine months ended September 30, 2021, $87.4 million, or 49% of total revenue, was generated from the Americas region, which represents a 22% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers in the Americas region.

During the three months ended September 30, 2021, $15.3 million, or 23% of total revenue, was generated from Japan, which represents a 15% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers in Japan.

During the nine months ended September 30, 2021, $44.5 million, or 25% of total revenue, was generated from Japan, which represents a 8% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers in Japan.

During the three months ended September 30, 2021, $6.8 million, or 10% of total revenue, was generated from the Asia Pacific region, excluding Japan, which represents a 22% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers in the Asia Pacific region, excluding Japan.

During the nine months ended September 30, 2021, $20.8 million, or 12% of total revenue, was generated from the Asia Pacific region, excluding Japan, which represents a 4% decrease compared to the same period of 2020. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers in the Asia Pacific region, excluding Japan.

During the three months ended September 30, 2021, $11.0 million, or 17% of total revenue, was generated from the EMEA region, which represents a 39% increase compared to the same period of 2020. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers in the EMEA region.

During the nine months ended September 30, 2021, $26.7 million, or 15% of total revenue, was generated from the EMEA region, which represents a 25% increase compared to the same period of 2020. The increase was primarily due to higher products and services revenue driven by an increase in demand from our service provider customers in the EMEA region.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$7,859	$7,610	$249	3.3%
Services	5,335	5,513	(178)	(3.2)
Total cost of revenue	$13,194	$13,123	$71	0.5%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$23,160	$21,095	$2,065	9.8%
Services	16,163	15,592	571	3.7
Total cost of revenue	$39,323	$36,687	$2,636	7.2%

Products cost of revenue increased 3.3% during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by an increase in products revenue of 24% and changes in product mix and geographic mix. The increase in products revenue in the Americas and EMEA regions contributed to the increase in products cost of revenue.

Products cost of revenue increased 9.8% during the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by an increase in products revenue of 14% and changes in product mix and geographic mix. The increase in products revenue in the Americas and EMEA regions contributed to the increase in products cost of revenue.

Services cost of revenue decreased 3.2% during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by a favorable mix of services delivered, which include technical support, training and service costs.

Services cost of revenue increased 3.7% during the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by an increase in services revenue of 6% and a favorable mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$31,956	80.3%	$24,578	76.4%	$7,378	3.9%
Services	20,210	79.1	18,907	77.4	1,303	1.7
Total gross profit	$52,166	79.8%	$43,485	76.8%	$8,681	3.0%

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$81,558	77.9%	$71,043	77.1%	$10,515	0.8%
Services	58,490	78.3	55,142	78.0	3,348	0.3
Total gross profit	$140,048	78.1%	$126,185	77.5%	$13,863	0.6%

Products gross margin increased 3.9% during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by changes in product mix and geographic mix. The increase in products revenue in the Americas and EMEA regions also contributed to the decrease in products gross margin.

Products gross margin increased 0.8% during the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by changes in product mix and geographic mix. The increase in products revenue in the Americas and EMEA regions also contributed to the decrease in products gross margin.

Services gross margin increased 1.7% during the three months ended September 30, 2021 compared to the same period of 2020, primarily driven by a favorable mix of services delivered, which include technical support, training and service costs.

Services gross margin increased 0.3% during the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by a favorable mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$21,354	$18,556	$2,798	15.1%
Research and development	13,578	13,694	(116)	(0.8)
General and administrative	6,931	4,994	1,937	38.8
Total operating expenses	$41,863	$37,244	$4,619	12.4%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$60,195	$57,653	$2,542	4.4%
Research and development	41,050	42,459	(1,409)	(3.3)
General and administrative	17,260	16,126	1,134	7.0
Total operating expenses	$118,505	$116,238	$2,267	2.0%

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

The increase of $2.8 million, or 15.1%, in sales and marketing expense for the three months ended September 30, 2021 compared to the same period of 2020, was attributable to a $1.8 million increase in employee compensation and benefit expense and an increase of $1.1 million in bad debt expense, as bad debt expense was unusually low in the same period a year ago due to a recovery. Employee compensation and benefits increased primarily due to an increase in sales commissions.

The increase of $2.5 million, or 4.4%, in sales and marketing expense for the nine months ended September 30, 2021 compared to the same period of 2020, was attributable to a $4.2 million increase in employee compensation and benefit expense, partially offset by decreases of $0.7 million in depreciation and amortization, $0.6 million decrease in meeting and event expense and a $0.5 million decrease in travel and entertainment expense as a result of the Company’s COVID-19 safety measures and travel restrictions. Employee compensation and benefits increased primarily due to an increase in sales commissions.

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

The decrease of $0.1 million, or 0.8%, in research and development expenses for the three months ended September 30, 2021 compared to the same period of 2020, was primarily attributable to decreases of $0.7 million in employee compensation and benefit expense due to a decrease in employee headcount, $0.4 million in depreciation and amortization and $0.2 million in facility costs, partially offset by an increase of $1.3 million in consulting expenses. The Company decreased its employee headcount and closed two facilities in the Asia Pacific region, excluding Japan, in 2021 and engaged a third-party contracting firm in India to perform the same distribution services that the terminated employees previously performed.

The decrease of $1.4 million, or 3.3%, in research and development expenses for the nine months ended September 30, 2021 compared to the same period of 2020, was primarily attributable to a $3.1 million decrease in employee compensation and benefit expense due to a decrease in employee headcount in connection with the closure of two facilities in the Asia Pacific region, excluding Japan, in 2021. Additionally, depreciation and amortization decreased $0.8 million, equipment and software expenses decreased $0.2 million and facility costs decreased $0.2 million. Partially offsetting these decreases was an increase in consulting expenses of $3.2 million related to our new third-party contracting firm performing distribution services in India.

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

The increase of $1.9 million, or 38.8%, in general and administrative expenses for the three months ended September 30, 2021 compared to the same period of 2020, was primarily due to a $1.0 million increase in employee compensation and benefit expense. Additionally, consulting expense increased $0.5 million and expensed equipment and software increased $0.2 million as a result of several financial application upgrades in 2021.

The increase of $1.1 million, or 7.0%, in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period of 2020, was primarily due to a $0.6 million increase in employee compensation and benefit expense and a $0.5 million increase in consultant expense. Partially offsetting these increases was a $0.4 million decrease in facility expense. We completed the relocation of our headquarters facility in San Jose, California, in early 2020, and simultaneously incurred rent and other facility expenses related to both our current and former headquarters facilities for a short period in early 2020.

For the full year 2021, we expect general and administrative expenses to remain near 2020 levels as we continue to actively control costs.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had an unfavorable change of $0.7 million for the three months ended September 30, 2021 compared to the same period of 2020, primarily due to a $0.4 million unfavorable change in foreign exchange gains and losses as we incurred $0.2 million of net foreign exchange losses in the three months ended September 30, 2021 compared to $0.2 million of net foreign currency gains in the three months ended September 30, 2020, primarily due to fluctuations in the Japanese Yen. Additionally, interest income received from our investments in liquid marketable securities decreased $0.3 million. Interest income was $0.1 million in the three months ended September 30, 2021 compared to $0.3 million in the three months ended September 30, 2020 primarily as a result of fluctuations in prevailing interest rates.

Interest and other income (expense), net, had an unfavorable change of $2.4 million for the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by a $1.3 million unfavorable change in foreign exchange gains and losses as we incurred $1.6 million of net foreign exchange losses in the nine months ended September 30, 2021 compared to $0.3 million of net foreign currency losses in the nine months ended September 30, 2020 primarily as a result of the weakening of the Japanese Yen. Additionally, interest income received from our investments in liquid marketable securities decreased $1.0 million. Interest income was $0.3 million in the nine months ended September 30, 2021 compared to $1.3 million in the nine months ended September 30, 2020 primarily as a result of fluctuations in prevailing interest rates.

Benefit from (Provision for) Income Taxes

We recorded income tax benefit of $64.8 million and tax expense of $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and recorded income tax benefit of $64.1 million and tax expense of $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, which primarily consisted of foreign taxes. The main component of the tax benefit in 2021 is related to the valuation allowance release in the three months ended September 30, 2020. The Company has maintained a full valuation allowance on its U.S. deferred tax assets since inception. As of December 31, 2020, our deferred tax assets primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance of $82.9 million was recorded against our gross deferred tax asset balance as of December 31, 2020. For the three months ended September 30, 2020, we recorded a net valuation allowance release of $62.9 million, plus other related adjustments, for a total of $65.4 million as a discrete tax benefit. This is based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $85.6 million, including $4.4 million held outside the United States at our foreign subsidiaries, and $101.8 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2021, we had working capital of $164.1 million, accumulated deficit of $188.1 million and total stockholders’ equity of $203.6 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, we issued a press release announcing that our Board of Directors had approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. During the nine months ended September 30, 2021, the Company repurchased 1.2 million shares of its common stock for a total cost of $11.2 million. Since approving the program, the Company has repurchased 3.9 million shares for a total cost of $30.4 million through September 30, 2021 and the Company had $19.6 million available to repurchase shares under this program as of September 30, 2021. The stock repurchase program subsequently expired in early October 2021. Our stock repurchase program did not obligate us to acquire any specific number of shares. Shares could be repurchased in privately negotiated and/or open market transactions. To date, all repurchases under this program had occurred in the open market.

On October 28, 2021, the Board of Directors declared a cash dividend of $0.05 per share, payable quarterly subject to prior Board revocation, and authorized a new one-year $100 million share repurchase program. For more information, see “Part I, Item 1. Note 11 “Subsequent Events”.

As described in Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$41,203	$38,521
Investing activities	(31,384)	5,366
Financing activities	(7,463)	(6,560)
Net increase in cash and cash equivalents	$2,356	$37,327

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

During the nine months ended September 30, 2021, cash provided by operating activities was $41.2 million, consisting of net income of $84.2 million, a non-cash benefit of $46.7 million and an increase in cash resulting from the net change in operating assets and liabilities of $3.8 million. Our non-cash benefit consisted of depreciation and amortization expenses of $7.0 million, stock-based compensation expense of $10.8 million and other non-cash items of $0.8 million, partially offset by a non-cash benefit of $65.4 million due to the release of our valuation allowance on our federal and state deferred tax assets. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in deferred revenues of $8.4 million, accounts receivable of $4.4 million, prepaid expenses and other current assets of $1.9 million and inventory of $1.4 million, partially offset by cash outflows from changes in accrued and other liabilities of $11.3 million and accounts payable of $1.1 million.

The favorable change in deferred revenue was primarily due to a net increase in deferred revenue bookings. The favorable change in accounts receivable was attributable to the timing of billing and cash collections. The favorable change in prepaid expenses and other assets was primarily attributable to a decrease in right-of-use lease assets and the favorable change in inventory was attributable to the timing of shipments. The unfavorable change in accrued and other liabilities was attributed to cash bonus and commission payments made during the nine months ended September 30, 2021. The unfavorable change in accounts payable was primarily due to the timing of payments to vendors.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $31.4 million, consisting of purchases of marketable securities of $104.7 million and purchases of property and equipment of $3.4 million, partially offset by proceeds from sales and maturities of marketable securities of $76.7 million.

During the nine months ended September 30, 2020, cash provided by investing activities was $5.4 million, consisting of proceeds from sales and maturities of marketable securities of $47.6 million, partially offset by purchases of marketable securities of $39.7 million and purchases of property and equipment of $2.5 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash used in financing activities was $7.5 million primarily consisting of $11.2 million of cash used to repurchase common stock under the Company’s stock repurchase program, partially offset by $3.7 million of proceeds from common stock issuance under the Company’s equity plans.

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

Contractual Obligations

Our contractual obligations consist of operating leases.

The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases	$27,022	$1,496	$13,753	$9,359	$2,414

The contractual obligations table above excludes $4.6 million of tax liabilities related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II. Item 8. “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no other material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021.

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

We recorded $0.2 million of foreign exchange losses and $0.2 million of foreign exchange gains during the three months ended September 30, 2021 and 2020, respectively, and we recorded $1.6 million and $0.3 million of foreign exchange losses in the nine months ended September 30, 2021 and 2020, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of September 30, 2021, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $101.8 million. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2021 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2021	50 BPS	100 BPS	150 BPS
Marketable securities	$102,048	$102,048	$102,045	$101,820	$101,418	$101,015	$100,613

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. The ongoing global semiconductor shortage is causing disruptions in many diverse businesses and is expected to continue in the near term. If these shortages and supply chain disruptions continue or worsen, our business could suffer, which would harm our financial results. Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business. The supply chains of our contract manufacturers’ and many of our vendors may source products, parts or components from vendors experiencing business interruptions.

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

We continuously seek to enhance and improve our solutions we make available to our customers. However, if we are unable to develop new products and features to address technological changes and new customer requirements in the application networking or security markets or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected. For example, the 5G standards were recently published and we may not be able to produce a satisfactory return on investment if our strategic vision and the resources that we are spending on developing our presence in the 5G technology industry turn out to be misaligned with such standards.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2021 and the years ended December 31, 2020, 2019 and 2018, purchases by our ten largest end-customers accounted for approximately 37%, 41%, 36% and 37% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the nine months ended September 30, 2021 and the years ended December 31, 2020, 2019 and 2018, service providers accounted for approximately 63%, 61%, 58% and 57%, of our total revenue, respectively, and enterprise customers accounted for approximately 37%, 39%, 42% and 43% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the nine months ended September 30, 2021 and the years ended December 31, 2020, 2019, and 2018, approximately 51%, 63%, 64% and 55% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to COVID-19, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impacts us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

Although we maintain cybersecurity liability coverage that may cover certain liabilities in connection with a security breach, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to use on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operation and reputation.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, cybersecurity attacks, acts of war or terrorism, or other geo-

political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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

On January 31, 2020, the United Kingdom (“UK”) left the European Union (“EU”), which began a transition period until the end of 2020 during which the UK and the EU negotiated additional arrangements.

The effects of Brexit will depend on the agreements the UK makes to retain access to EU markets following the transition period. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future and such uncertainties could impair or limit our ability to transact business in the member EU states.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. Some within the U.S. government have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from

China, including communications equipment products and components manufactured and imported from China. In October 2021 the USTR confirmed these enacted U.S. tariffs will stay in place for the time being. An increase in tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $1.6 million unfavorable during the nine months ended September 30, 2021. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million and $0.7 million unfavorable during the years ended December 31, 2019 and 2018, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of September 30, 2021, our executive officers and directors, together with affiliated entities, owned 23% of our then outstanding common stock (37% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2021, there were approximately 1.0 million vested and exercisable options to purchase our common stock, in addition to the 77.5 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 9.6 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2021 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

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
Date: November 3, 2021

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2021

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)