Form 10-K
period 2021-12-31
A10 Networks, Inc.
filed 2022-03-08
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”
and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $663.7 million, based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
As of February 28, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,394,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
• the ongoing global semiconductor shortage;
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
• our expectations regarding our properties and related costs;
• fluctuations in currency exchange rates;
• tariffs affecting us;
• increased cost requirements of being a public company, including related to environmental, social and governance matters, and future sales of substantial amounts of our common stock in the public markets;
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

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. As a result of the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to continue implementing modifications on our business practices (including work-from-home policies and restrictions on travel by our employees). These same developments may affect the operations of our contract manufacturers and many of our vendors, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2022.

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
•certain stockholder actions governed by the Court of Chancery of the State of Delaware; and
•increasing attention on environmental, social and governance matters.

Risks Related to Capitalization and Financial Markets
•fluctuations in foreign currency exchange rates;
•ownership concentration of our common stock;
•our ability to raise additional funds and stockholder dilution;
•volatility of the price of our common stock;
•potential substantial sales of common stock in the public markets;
•reports by security and industry analysts,
•changes to our dividend program; and
•our repurchase program.

PART I

Item 1. Business

Overview
We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in essentially all our solutions that further enable our customers to continue to adapt to market trends in cloud, internet of things and the ever-increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

Industry Trends & Market Drivers
The digitization of business has made applications a critical ingredient in virtually every aspect of operations. The safety and efficiency of applications can directly impact business and financial performance, and security shortfalls can impact brand value and customer retention. The application networking and security industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized and protected. Our corporate strategy and technology address these evolving needs of our customers and industry, including:

Increased Adoption of Cloud Applications. For decades, businesses operated with applications based in physical, appliance-based data centers. While these traditional applications remain central to businesses around the world, a new genre of cloud-based applications is emerging, presenting new opportunities and challenges that require organizations to reassess the visibility, performance and security of their applications. Some of these challenges relate to how a business effectively manages secure application services across various data centers and cloud types, whether private, public or hybrid clouds. Over time, more and more applications may be born in the cloud, while some applications that existed in traditional data centers may migrate to clouds as well. To address this shift, businesses will need solutions that bridge both traditional and cloud-based application environments and centrally manage all secure application services holistically in this multi-cloud world.

Increased Network Complexity and New Infrastructure Paradigms. Traditional IT vendors may need to shift from hardware-centric models to software-defined approaches across several operating environments to improve agility for critical applications, and subsequently, their business operations. Ensuring product portfolios adapt and diversify to include newer virtualized software, container-based software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

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

Our software solutions are available to be delivered in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software on a perpetual license basis embedded in optimized hardware, this model has begun to evolve in various ways, including among others, term licenses, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller, positions us to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at the application level and central management and orchestration of secure application services across hybrid environments, from physical data centers to public, private and hybrid clouds.

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

    Thunder CFW includes:
•A high-performance Secure Web Gateway with integrated explicit proxy, URL filtering and SSL visibility, enabling security policy enforcement for outbound HTTP/HTTPS client traffic. Our solution includes a Cloud Access Proxy to provide scalability, performance, and security to overcome deployment and operational challenges.
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
Intelligent Management and Automation Tools
1.    Harmony Controller. Harmony Controller provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments. Our Harmony Controller simplifies operations. Infrastructure and application operations teams can centrally manage and automate configuration and application policies for our Thunder and Lightning application and security services, such as load balancing, application delivery, web application firewall, SSL decryption, Gi/SGi firewall, Carrier Grade NAT and Cloud Access Proxy solutions. Configuration and control can also be automated via application program interface (“API”) and integrated with orchestration systems used within organizations. In addition, the controller provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. Our Harmony Controller is available in two deployment models: A10 managed software-as-a-service (“SaaS”), or as a self-managed, on-premise deployment.

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

High Performance and Intelligent Network Input/Output (“I/O”) Processing. In order to maximize the efficiency of high density, multi-core processors, we have developed a high-performance intelligent network I/O technology that can balance application traffic flows equitably across processor cores. Our Flexible Traffic Accelerator logic can be implemented either as software running within a standard x86 processor or a Field Programmable Gate Array (“FPGA”) semiconductor. Our Flexible Traffic Accelerator (“FTA”) also performs certain hardware-based security checks for each packet and can isolate suspicious traffic before it can impact system performance.

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

Optimized Application Networking and Security. Once data is processed and placed into a shared memory, a processor can begin to apply ACOS common services and function-specific logic. To ensure that every processor is utilized to perform every function and thereby achieve greater system utilization, ACOS uses all processor cores symmetrically for all functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System (“aVCS”), aXAPI for management integration, Application Delivery Partitions (“ADPs”), virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by ensuring that modifications made to one module will not have unwanted side effects on other system functions.

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

Support & Services
One of our founding principles is to provide excellent customer support. Our global support team, with deep technical domain expertise, is part of our engineering organization and is trained across all products and solutions, and takes complete ownership of customer issues from the beginning to the end to achieve rapid response and resolution. Our consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers of all sizes, as well as support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

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

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2021, we had sold our products to more than 7,700 customers worldwide. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2021, 2020 and 2019, purchases from our 10 largest end-customers accounted for approximately 39%, 41% and 36% of our total revenue, respectively.

In 2021, one distribution channel partner accounted for 12% of our total revenue. In 2020, one distribution partner accounted for 10% of our total revenue. In 2019, two distribution channel partners accounted for 14% and 12% of our total revenue.

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

We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our main competitors fall into the following categories:
•Companies that sell network security solutions and services including DDoS protection, such as Arbor Networks Inc., a subsidiary of Netscout Systems, Symantec Corporation (through its acquisition of Blue Coat Systems, Inc. in 2016), F5 Networks, Inc. (“F5 Networks”) and Radware, Ltd;

•Companies that sell network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions;

•Companies that sell Gi/SGi firewall and CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”); and

•Companies that sell products in the traditional application delivery market, such as F5 Networks, Citrix Systems, Inc. (“Citrix Systems”), Avi Networks Inc. (“Avi Networks”) as well as many startups.

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

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 27 countries as of

December 31, 2021, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 89%, 91% and 90% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Marketing
Our strategy is focused on driving greater demand for our products and services, and enabling sales to win as that demand broadens. Our marketing drives global demand generation campaigns, as well as additional awareness and demand via joint marketing campaigns with channel partners and strategic alliance partners worldwide. Our marketing also drives global awareness through industry analyst engagement, media outreach, blogs, social media and events.

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

Backlog
As of December 31, 2021 and 2020, we had product backlog of approximately $10.9 million and $3.0 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2021, 2020 and 2019, our total revenue was $250.0 million, $225.5 million, and $212.6 million, respectively, and our gross margin was 78.6%, 77.8%, and 77.0%, respectively. We had net income of $94.9 million and $17.8 million and net loss of $17.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2021, we had 209 United States (“U.S.”) patents issued and 7 U.S. patent applications pending, and 78 overseas patents issued and 12 overseas patent applications pending. Our issued U.S.

patents, excluding 18 patents that we acquired, expire between 2022 and 2039. Our issued overseas patents, excluding 9 patents that we acquired, expire between 2027 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of, or integration into, our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the United States and other jurisdictions. See Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for additional information regarding the risks associated with protecting our intellectual property.

Human Capital
As of December 31, 2021, we had 590 full-time employees, including 265 engaged in research and development and customer support, 262 in sales and marketing and 63 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Responsibility

A10 Networks’ mission is to enable business-critical networks that are secure, available and efficient. In our rapidly expanding digital economy, this has never been more relevant and critical. Our customers rely on us to help them drive better business outcomes now and into the future.

With our mission in mind, we are committed to maintaining the highest standards of ethics and corporate governance, and to fostering a diverse and inclusive workforce and customer and partner ecosystem. We believe these practices will deliver the highest value for our employees, customers, partners and shareholders. Our global footprint provides an additional level of sustainability for business performance, and we ensure that we are driving this responsibility across all our global locations.

We use as a guide the code of conduct policies set forth by the Responsible Business Alliance, the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains, and we expect all of our suppliers to do so as well. The alliance sets standards and practices for a social, environmentally sustainable, and ethical supply chains. Our supply chain has sustained audits based on the Validated Assessment Program.

Further, we have established standards and practices to which our Board of Directors, executives and employees are obligated to adhere, as outlined on our website under Corporate Responsibility.

Environmental, Social and Governance (“ESG”)

Environmental

We are committed to business practices that preserve the environment upon which our society and economy depend. We are committed to meeting or exceeding all legal and compliance guidelines for our people, products and operations. In addition, we strive to deliver products and services that minimize the impact to the environment throughout our value chain. Our environmental initiatives are aligned with the 1.5°C ambition as outlined in the Paris Agreement, and we have corporate goals to support the initiative.

We work with our contract manufacturers and suppliers to maintain compliance with, for example, RoHS, REACH and WEEE in the EU and elsewhere across the globe for other such environmental requirements. The Company’s Conflict Minerals Supply Chain Policy outlines our practices and procedures with respect to human rights to ensure participants in our supply chain do not knowingly contribute to local conflict or human rights abuses. We expect our suppliers to comply with our policy on responsible sourcing of minerals from conflict-affected and high-risk areas and to cooperate with our diligence inquiries and requests for information and certification as may be required by us to comply with reporting and disclosure obligations to which we are subject from time to time.

Our corporate headquarters in San Jose, California, is compliant with the California Building Energy Efficiency Standards - Title 24 to reduce wasteful and unnecessary energy consumption. The Company has planned for greater use of renewable energy in partnership with the local utility, PG&E. At our headquarters, we offer EV charging stations to our employees and visitors, and where applicable according to local requirements, we offer recycling and we properly dispose of e-waste.

Social

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

We are committed to ensuring our team members are treated with fairness and respect. We believe that a cooperative work environment, based on trust and mutual respect, is essential to our success. We embrace the diversity of our workforce and celebrate the creative value added by individuals with differing backgrounds. We expressly prohibit intimidation, hostility, harassment, discrimination and other inappropriate behavior. Furthermore, we expect employees to conduct themselves in a professional and dignified manner at all times; in doing so, we seek to avoid making employees feel uncomfortable at work.
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

Total Rewards

We offer an attractive mix of compensation and benefit plans to support our employees and their families’ physical, mental, and financial well-being. We believe that we employ a fair and merit-based total compensation system for our employees and offer a variable bonus plan for eligible employees. Employees are generally eligible for medical, dental, vision and other comprehensive benefits, most of which become effective on their start date. Below are some of the types of health and wellness related benefits offered to employees:

•Medical, dental and vision insurance;
•Retirement plan with Company matching contribution feature;
•Flexible Spending Accounts for medical expenses, childcare, parking and transit;
•Health Savings Account (with employer contribution);
•Life insurance;
•Short & long-term disability;
•Paid time off and leave of absences; and
•Employee assistance program

Employees have an opportunity for financial inclusion at A10 Networks with an ownership interest in our company. There are several programs that provide employees with the ability to own our stock. Generally, more than 75% of our employees participates in at least one of our stock programs. During their tenure with our company, most employees have an opportunity to receive an equity award, either upon hire and/or during an annual review process to recognize those with significant impact on achieving our goals. Most employees, whether part or full time, also have the ability to participate in our

Employee Stock Purchase Plan (“ESPP”). Participants in the ESPP may purchase our stock at a 15% discount to market price. We believe our discounted stock purchase program helps to build an ownership mentality amongst participating employees.

Health, Safety and Wellness

We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and the public from harm. At the outset of the pandemic, we immediately followed all local shelter-in-place orders in each of the locations where we do business. As stated below, we permit remote working as conditions of the pandemic continue to fluctuate around the world. We are aligned with the guidance from the Centers for Disease Control in the U.S. and all other local requirements where we do business across the globe.

We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Conduct to our policies governing the way we act within and outside of our company. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on company property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs and webinars through our health insurance providers.

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

We will continue to monitor progress in managing the pandemic and will revise our measures in accordance with national and local public health guidance.

Governance

Our Board of Directors believes that our board should be a diverse body, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences when selecting nominees for our board. Sixty percent of our directors currently self-identify as being from one or multiple diverse groups, including gender.

We continuously review and improve our corporate governance guidelines in response to changing requirements and feedback from employees, customers, partners, vendors and shareholders. The Nominating and Corporate Governance Committees of the Board of Directors, consisting entirely of independent directors, evaluates the appropriate governance practices as defined by law and industry best practice and takes those recommendations to the Board of Directors. Currently, four of five Board members are independent and three of five have less than five years of tenure.

A10 engages with an independent audit firm to ensure the company complies with relevant requirements such as the 2002 Sarbanes-Oxley Act.

The company’s governance and code of conduct policies are outlined in the Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and the Employee Handbook. Employees many submit concerns to generalcounsel@a10networks.com or via the company’s third-party hotline as noted the Employee Handbook.

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

We announce material information to the public about A10, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (https://investors.A10networks.com), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate Twitter account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). Information provided includes press releases and other information about financial performance, information on environmental, social and governance and details related to the Company’s annual meeting of shareholders. The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. The COVID-19 pandemic, actions taken in response to it and similar or related issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have periodically recommended, and many local governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Additionally, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration.

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

There are many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption on the global economy. Due to COVID-19, we face heightened risk to our business and operations. We cannot predict what impacts may arise in the future due to the evolving nature of the COVID-19 pandemic.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2021, 2020 and 2019, purchases by our ten largest end-customers accounted for approximately 39%, 41% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2021, 2020 and 2019, service providers accounted for approximately 63%, 61% and 58%, of our total revenue, respectively, and enterprise customers accounted for approximately 37%, 39% and 42% of our total revenue, respectively.

Sales to these large end-customers have typically been characterized by large but irregular purchases with long initial sales cycles. After initial deployment, subsequent purchases of our products typically have a more compressed sales cycle. The timing of these purchases and of the requested delivery of the purchased product is difficult to predict. As a consequence, any acceleration or delay in anticipated product purchases by or requested deliveries to our largest end-customers could materially affect our revenue and operating results in any quarter and cause our revenue and operating results to fluctuate from quarter to quarter.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2021, 2020, and 2019, approximately 60%, 63% and 64% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•economic uncertainty around the world, including continued economic uncertainty as a result of the COVID-19 pandemic, sovereign debt issues in Europe, the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), and tensions between Russia and Ukraine, and China and Taiwan;

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Deterioration of relations between Taiwan and China, the resulting actions taken by either country, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to the manufacturing of our hardware components, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to COVID-19 or tensions with China, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impacts us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

In response to COVID-19, some of the countries in which these components are manufactured have implemented mandatory shutdowns that may ultimately limit our ability to obtain a sufficient quantity of these components in a timely manner. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not necessarily have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end-customers or maintain stable pricing, our gross margin and operating results could be negatively impacted. Furthermore, poor quality in sole-sourced components or certain other components in our products could also result in lost sales or lost sales opportunities. If the quality of such components does not meet our standards or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to continue to manufacture such components or to remain in business, we could be forced to redesign our products and qualify new components from alternate suppliers. The development of alternate sources for those components can be time-consuming, difficult and costly, and we may not be able to develop alternate or second sources in a timely manner. Even if we are able to locate alternate sources of supply, we could be forced to pay for expedited shipments of such components or our products at dramatically increased costs.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, cybersecurity attacks, acts of war or terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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

On January 31, 2020, the United Kingdom (“UK”) withdrew from the European Union (“EU”), which began a transition period until the end of 2020 during which the UK and the EU negotiated additional arrangements. For instance, the EU-UK Trade and Cooperation Agreement went into effect on January 1, 2021, which retains the tariff-free and quota-free status on trade between the EU and UK.

Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future and such uncertainties could impair or limit our ability to transact business in the member EU states.

The political and economic uncertainty created by Brexit has caused and may continue to cause significant volatility in global financial markets and in the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the extent of the effects of Brexit, it is possible that there may be adverse practical and/or operational implications on our business.

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

If we fall out of compliance with, or are deemed to be in violation of, any applicable export or import regulations, we may incur penalties and face other consequences that could harm our sales process and financial results. We recently identified that, in certain instances, we shipped encryption products prior to obtaining the required export authorizations from the Bureau of Industry and Security (“BIS”), and prior to submitting the required classification request. We implemented corrective actions and filed a Voluntary Self Disclosure with the BIS. BIS issued a Warning Letter in lieu of fines and penalties, and the matter is now resolved.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Increasing attention on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.

We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Risks Related to Capitalization and Financial Markets

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million unfavorable during the year ended December 31, 2019. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2021, our executive officers and directors, together with affiliated entities, owned 13% of our then outstanding common stock (32% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

•major catastrophic events, including COVID-19, acts of war or other events affecting the global economy, and the responses thereto;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2021, there were approximately 0.9 million vested and exercisable options to purchase our common stock, in addition to the 77.4 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 8.9 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2021 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this, the Board declared a quarterly dividend. The declaration, amount and timing of any dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.

There is no assurance that the existence of a share repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this, the Board authorized a $100 million share repurchase program under which we may repurchase up to $100 million of our outstanding common stock over the following 12 months. Under the share repurchase program, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements.

Repurchases pursuant to the share repurchase program or any other share repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although the share repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California, where we currently lease 116,381 square feet of space under a lease agreement that expires on July 31, 2027. We also lease space for offices internationally and for sales offices in locations throughout the United States and various international locations, including, among others, Japan, the United Kingdom, the Netherlands, Taiwan, South Korea, Singapore and India. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets. We believe that alternative or additional space suitable for our requirements will be available as needed to accommodate ongoing operations and any such growth. We do however expect to incur additional expenses in connection with any such new or expanded facilities.

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

In October 2021, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021, and the second dividend, in the amount of $0.05 per share of common stock outstanding, was paid on March 1, 2022 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

There were approximately 80 stockholders of record on February 28, 2022. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and the Russell 1000 Index. The graph assumes $100 was invested on December 31, 2016 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company issued a press release announcing that its Board of Directors had authorized a stock repurchase program of up to $100 million of its common stock over a period of twelve months. To date, all repurchases under this program have occurred in the open market.

Share repurchase activity during the three months ended December 31, 2021 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2021	—	$—	—

November 1 - 30, 2021	96	$15.60	96

December 1 - 31, 2021	373	$14.89	373

Total	469			$92,946

(1) Average price paid per share includes broker commission fees.

(2) The $92.9 million in the table above represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2021. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Unregistered Sales of Equity Securities
None.

Item 6. [Reserved]

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2021, we had sold products to more than 7,700 customers worldwide.

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

During 2021, 48% of our total revenue was generated from the Americas, 25% from Japan and 27% from other geographical regions. During 2020, 43% of our total revenue was generated from the Americas, 30% from Japan and 27% from other geographical regions. During 2019, 42% of our total revenue was generated from the Americas, 28% from Japan and 30% from other geographical regions. Our enterprise customers accounted for 37%, 39% and 42% of our total revenue during 2021, 2020 and 2019, respectively. Our service provider customers accounted for 63%, 61% and 58% of our total revenue during 2021, 2020 and 2019, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers and service providers, in any period. Purchases from our ten largest end-customers accounted for 39%, 41% and 36% of our total revenue for 2021, 2020 and 2019, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of December 31, 2021, we had $78.9 million of cash and cash equivalents and $106.1 million of marketable securities. Cash provided by operating activities was $50.1 million in the year ended December 31, 2021 compared to $55.3 million of cash provided by operating activities in the year ended December 31, 2020.

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

Results of Operations

A summary of our consolidated statements of operations for the year ended December 31, 2021, 2020 and 2019 are as follows (dollars in thousands):

	Years Ended December 31,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$148,398	59.3%	$129,876	57.6%	$18,522	14.3%
Services	101,644	40.7	95,651	42.4	5,993	6.3%
Total revenue	250,042	100.0	225,527	100.0	24,515	10.9%
Cost of revenue:
Products	32,620	13.0	29,109	12.9	3,511	12.1%
Services	20,885	8.4	21,039	9.3	(154)	(0.7)%
Total cost of revenue	53,505	21.4	50,148	22.2	3,357	6.7%
Gross profit	196,537	78.6	175,379	77.8	21,158	12.1%
Operating expenses:
Sales and marketing	85,651	34.3	77,732	34.5	7,919	10.2%
Research and development	54,077	21.6	58,063	25.7	(3,986)	(6.9)%
General and administrative	23,421	9.4	21,851	9.7	1,570	7.2%
Total operating expenses	163,149	65.3	157,646	69.8	5,503	3.5%
Income from operations	33,388	13.3	17,733	7.9	15,655	88.3%
Non-operating income (expense):
Interest expense	—	—	(1)	—	1	(100.0)%
Interest and other income, net	(1,746)	(0.7)	1,407	0.6	(3,153)	(224.1)%
Total non-operating income (expense), net	(1,746)	(0.7)	1,406	0.6	(3,152)	(224.2)%
Income before income taxes	31,642	12.6	19,139	8.5	12,503	65.3%
Provision for (benefit from) income taxes	(63,245)	(25.3)	1,323	0.6	(64,568)	(4,880.4)%
Net income	$94,887	37.9%	$17,816	7.9%	$77,071	432.6%

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$129,876	57.6%	$121,920	57.3%	$7,956	6.5%
Services	95,651	42.4	90,708	42.7	4,943	5.4%
Total revenue	225,527	100.0	212,628	100.0	12,899	6.1%
Cost of revenue:
Products	29,109	12.9	29,816	14.0	(707)	(2.4)%
Services	21,039	9.3	19,065	9.0	1,974	10.4%
Total cost of revenue	50,148	22.2	48,881	23.0	1,267	2.6%
Gross profit	175,379	77.8	163,747	77.0	11,632	7.1%
Operating expenses:
Sales and marketing	77,732	34.5	92,783	43.6	(15,051)	(16.2)%
Research and development	58,063	25.7	61,824	29.1	(3,761)	(6.1)%
General and administrative	21,851	9.7	23,704	11.1	(1,853)	(7.8)%
Restructuring expense	—	—	2,530	1.2	(2,530)	*
Total operating expenses	157,646	69.8	180,841	85.0	(23,195)	(12.8)%
Income (loss) from operations	17,733	7.9	(17,094)	(8.0)	34,827	(203.7)%
Non-operating income (expense):
Interest expense	(1)	—	(237)	(0.1)	236	(99.6)%
Interest and other income, net	1,407	0.6	919	0.4	488	53.1%
Total non-operating income (expense), net	1,406	0.6	682	0.3	724	106.2%
Income (loss) before income taxes	19,139	8.5	(16,412)	(7.7)	35,551	(216.6)%
Provision for income taxes	1,323	0.6	1,407	0.7	(84)	(6.0)%
Net income (loss)	$17,816	7.9%	$(17,819)	(8.4)%	$35,635	(200.0)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2021		2020		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$148,398	59%	$129,876	58%	$18,522	14%
Services	101,644	41	95,651	42	5,993	6%
Total revenue	$250,042	100%	$225,527	100%	$24,515	11%
Revenue by geographic region:
Americas	$121,169	48%	$98,150	43%	$23,019	23%
Japan	61,700	25	67,050	30	(5,350)	(8)%
Asia Pacific, excluding Japan	28,674	12	29,760	13	(1,086)	(4)%
EMEA	38,499	15	30,567	14	7,932	26%
Total revenue	$250,042	100%	$225,527	100%	$24,515	11%

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$129,876	58%	$121,920	57%	$7,956	7%
Services	95,651	42	90,708	43	4,943	5%
Total revenue	$225,527	100%	$212,628	100%	$12,899	6%
Revenue by geographic region:
Americas	$98,150	43%	$89,944	42%	$8,206	9%
Japan	67,050	30	59,454	28	7,596	13%
Asia Pacific, excluding Japan	29,760	13	35,689	17	(5,929)	(17)%
EMEA	30,567	14	27,541	13	3,026	11%
Total revenue	$225,527	100%	$212,628	100%	$12,899	6%

2021 Revenue Compared to 2020 Revenue

Total revenue increased by $24.5 million, or 11%, in 2021 compared to 2020. This increase was due to a $18.5 million increase in products revenue and a $6.0 million increase in services revenue.

Products revenue increased $18.5 million, or 14%, in 2021 compared to 2020 primarily driven by higher demand from our service provider and enterprise customers in the Americas, and from higher demand from service provider customers in EMEA, partially offset by lower demand from service provider customers in Japan.

Services revenue increased $6.0 million, or 6%, in 2021 compared to 2020. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base across all regions.

During 2021, $121.2 million, or 48% of total revenue, was generated from the Americas, which represents a 23% increase compared to 2020. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

During 2021, $61.7 million, or 25% of total revenue, was generated from Japan, which represents a 8% decrease compared to 2020. The decrease was mainly due to decreased revenue from our service provider customers.

During 2021, $28.7 million, or 12% of total revenue, was generated from the Asia Pacific region excluding Japan, which represents a 4% decrease compared to 2020. The decrease was primarily driven by lower revenues from our service provider customers.

During 2021, $38.5 million, or 15% of total revenue, was generated from EMEA, which represented an 26% increase compared to 2020. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.
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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Cost of revenue:
Products	$32,620	$29,109	$3,511	12%
Services	20,885	21,039	(154)	(1)%
Total cost of revenue	$53,505	$50,148	$3,357	7%

	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Cost of revenue:
Products	$29,109	$29,816	$(707)	(2)%
Services	21,039	19,065	1,974	10%
Total cost of revenue	$50,148	$48,881	$1,267	3%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2021		2020		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$115,778	78.0%	$100,767	77.6%	$15,011	0.4%
Services	80,759	79.5%	74,612	78.0%	6,147	1.5%
Total gross profit	$196,537	78.6%	$175,379	77.8%	$21,158	0.8%

	Years Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$100,767	77.6%	$92,104	75.5%	$8,663	2.1%
Services	74,612	78.0%	71,643	79.0%	2,969	(1.0)%
Total gross profit	$175,379	77.8%	$163,747	77.0%	$11,632	0.8%

2021 Gross Margin Compared to 2020 Gross Margin

Products gross margin increased by 0.4% in 2021 compared to 2020 primarily driven by changes in product and geographic mix.

Services gross margin increased by 1.5% in 2021 compared to 2020 primarily due to a decrease in personnel related support costs.

2020 Gross Margin Compared to 2019 Gross Margin

Products gross margin increased by 2.1% in 2020 compared to 2019 primarily driven by changes in product and geographic mix.

Services gross margin decreased by 1.0% in 2020 compared to 2019 primarily due to an increase in personnel related support costs.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Operating expenses:
Sales and marketing	$85,651	$77,732	$7,919	10%
Research and development	54,077	58,063	(3,986)	(7)%
General and administrative	23,421	21,851	1,570	7%
Total operating expenses	$163,149	$157,646	$5,503	3%

	Years Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Operating expenses:
Sales and marketing	$77,732	$92,783	$(15,051)	(16)%
Research and development	58,063	61,824	(3,761)	(6)%
General and administrative	21,851	23,704	(1,853)	(8)%
Restructuring expense	—	2,530	(2,530)	*
Total operating expenses	$157,646	$180,841	$(23,195)	(13)%

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

The $7.9 million increase in sales and marketing expenses in 2021 compared to 2020 was primarily due to an increase of $8.4 million of salary and benefit expenses, partially offset by a $0.3 million decrease in marketing expenses and a $0.2 million decrease in software subscription costs.

The $15.1 million decrease in sales and marketing expenses in 2020 compared to 2019 was primarily due to a 12% decrease in headcount, resulting in a $9.6 million decrease in salary and benefit expenses, a $4.1 million decrease in travel and entertainment and a $1.1 million decrease in marketing expenses.

In 2022, we expect sales and marketing expenses to remain at 2021 levels as we apply a disciplined approach to focus our investments on areas that offer the greatest opportunities.
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

The $4.0 million decrease in research and development expenses in 2021 compared to 2020 was primarily due to a $6.7 million decrease in salary and benefit expenses as a result of a decrease in headcount, a $1.1 million decrease in depreciation expense and a $0.5 million decrease in rent expense due to the closure of two offices in India and China. Partially offsetting these decreases was an increase of $4.5 million in consultant expense as the Company transitions to using non-employee consultants for certain research and developments activities.

The $3.8 million decrease in research and development expenses in 2020 compared to 2019 was primarily due to a decrease in salary and benefit expenses, partially offset by an increase in facility expense.

In 2022, we expect research and development expenses to remain at 2021 levels as we apply a disciplined approach to focus our investments on areas that offer the greatest opportunities.
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

The $1.6 million increase in general and administrative expenses in 2021 compared to 2020 was primarily due to a $1.1 million increase in salary and benefits expense, primarily stock-based compensation, and a $0.6 million increase in consulting expense.

The $1.9 million decrease in general and administrative expenses in 2020 compared to 2019 was primarily due to a decrease in consulting and contractor fees, partially offset by an increase in business operations and facility expenses.

In 2022, we expect general and administrative expenses to remain stable as we apply a disciplined approach to focus our investments on areas that offer the greatest opportunities.
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

	Cost of revenue	Sales and marketing	Research and development	General and administrative	Total restructuring expense

Employee severance and related payroll taxes	$28	$1,355	$340	$194	$1,917
Facilities closure expenses	—	435	89	—	524
Legal fees	—	—	—	89	89
	$28	$1,790	$429	$283	$2,530

Interest Expense

In the past, interest expense has primarily consisted of interest expense and amortization of debt issuance costs.

Interest expense was not material in 2021, 2020 and 2019.

Interest and Other Income, Net

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency exchange gains and losses.

Interest and other income, net, had an unfavorable change of $3.2 million, or 224%, in 2021 compared to 2020 primarily driven by a $2.0 million increase in foreign exchange losses and a $1.1 million decrease in interest income.

Interest and other income, net, had a favorable change of $0.5 million, or 53%, in 2020 compared to 2019 primarily driven by a $1.4 million increase in foreign exchange gain, partially offset by a $0.9 million decrease in interest income.

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $63.2 million for the year ended December 31, 2021 and an income tax provision of $1.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. The main component of our income tax benefit in the year ended December 31, 2021 is related to the valuation allowance release in the three months ended September 30, 2021. Prior to 2021 and since inception, the Company had maintained a full valuation allowance on its U.S. deferred tax assets. Certain state deferred tax assets continue to be subject to a valuation allowance. Our deferred tax assets primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance of $82.9 million was recorded against our gross deferred tax asset balance as of December 31, 2020. For the three months ended September 30, 2021, we recorded a net valuation allowance release of $62.9 million as a discrete tax benefit. This is based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. Aside from the discrete tax benefit discussed above, the Company’s income tax provision for the year ended December 31, 2021 primarily consisted of foreign income taxes and utilization of tax attributes. Our income tax provision for the years ended December 31, 2020 and 2019 primarily consisted of foreign income taxes.

See Note 11 Income Taxes, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $78.9 million, including $3.8 million held outside the United States in our foreign subsidiaries, and $106.1 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2021, we had working capital of $167.9 million, accumulated deficit of $177.4 million and total stockholders’ equity of $208.9 million.

We plan to continue to invest for long-term growth, and our investment may increase. We currently believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

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

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months. As of December 31, 2021, the Company had $92.9 million available to repurchase shares under the new program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs have occurred in the open market. During the year ended December 31, 2021, the Company repurchased 1.7 million shares for a total cost of $18.3 million. During the year ended December 31, 2020, the Company repurchased 2.7 million shares for a total cost of $19.2 million.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021, and the second dividend, in the amount of $0.05 per share of common stock outstanding, was paid on March 1, 2022 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

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

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash provided by (used in):
Operating activities	$50,097	$55,286	$(426)
Investing activities	(38,070)	5,202	(251)
Financing activities	(16,383)	(22,949)	5,798
Net increase (decrease) in cash and cash equivalents	$(4,356)	$37,539	$5,121

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

During the year ended December 31, 2021, cash provided by operating activities was $50.1 million, consisting of net income of $94.9 million, partially offset by a non-cash benefit of $39.8 million and an unfavorable net change in operating assets and liabilities of $5.0 million. Our non-cash benefit consisted primarily of a benefit of $64.2 million related to the release our of deferred tax asset valuation allowance plus other adjustments, and non-cash charges of $14.4 million for stock-based compensation and $8.9 million of depreciation and amortization expense. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable of $10.4 million, accrued and other liabilities of $5.6 million, prepaid expenses and other assets of $2.1 million and inventory of $1.8 million, partially offset by cash inflows from changes in deferred revenue of $12.9 million and changes in accounts payable of $2.0 million.

The unfavorable change in accounts receivable was due to the timing of collections from our customers. The favorable change in deferred revenues was primarily driven by increased bookings.

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

The unfavorable change in accrued liabilities and other was driven by an increase in lease liabilities associated with the lease of the San Jose corporate office. The unfavorable change in inventory was due to build up of inventory and timing of shipments, partially offset by increased reserves. The favorable change in deferred revenue was primarily driven by increased bookings.

Cash Flows from Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $38.1 million, consisting of purchases of marketable securities of $128.6 million and property and equipment of $5.2 million, partially offset by proceeds from sales and maturities of marketable securities of $95.7 million.

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

Cash Flows from Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $16.4 million consisting primarily of $18.3 million of cash used to repurchase our common stock and $3.9 million used for the payments of cash dividends, partially offset by $5.8 million of cash proceeds from common stock issuances under our equity incentive plans.

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

We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical return rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.

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

We recorded $1.9 million and $1.4 million of net foreign exchange losses during the years ended December 31, 2021 and 2019, respectively. During the year ended December 31, 2020, we recorded an immaterial foreign exchange gain. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At December 31, 2021, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $106.1 million and $106.3 million, respectively. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2021 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2021	50 BPS	100 BPS	150 BPS
Marketable securities	$106,614	$106,613	$106,491	$106,117	$105,702	$105,287	$104,872

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the three years ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

San Jose, California
March 8, 2022

We have served as the Company’s auditor since 2019.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$78,925	$83,281
Marketable securities	106,117	74,851
Accounts receivable, net of allowances of $543 and $41, respectively	61,795	51,051
Inventory	22,462	20,730
Prepaid expenses and other current assets	14,720	12,390
Total current assets	284,019	242,303
Property and equipment, net	10,692	7,888
Goodwill	1,307	1,307
Intangible assets	—	862
Deferred tax assets, net	65,773	944
Other non-current assets	31,294	37,507
Total assets	$393,085	$290,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,852	$4,851
Accrued liabilities	36,101	36,930
Deferred revenue, current	73,132	65,999
Total current liabilities	116,085	107,780
Deferred revenue, non-current	48,499	42,700
Other non-current liabilities	19,613	24,357
Total liabilities	184,197	174,837
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 84,717 and 81,924 shares issued and 77,423 and 76,346 shares outstanding, respectively	1	1
Treasury stock, at cost: 7,294 and 5,578 shares, respectively	(55,677)	(37,410)
Additional paid-in-capital	446,035	425,534
Dividends paid	(3,880)	—
Accumulated other comprehensive income (loss)	(229)	98
Accumulated deficit	(177,362)	(272,249)
Total stockholders' equity	208,888	115,974
Total liabilities and stockholders' equity	$393,085	$290,811

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Products	$148,398	$129,876	$121,920
Services	101,644	95,651	90,708
Total revenue	250,042	225,527	212,628
Cost of revenue:
Products	32,620	29,109	29,816
Services	20,885	21,039	19,065
Total cost of revenue	53,505	50,148	48,881
Gross profit	196,537	175,379	163,747
Operating expenses:
Sales and marketing	85,651	77,732	92,783
Research and development	54,077	58,063	61,824
General and administrative	23,421	21,851	23,704
Restructuring expense	—	—	2,530
Total operating expenses	163,149	157,646	180,841
Income (loss) from operations	33,388	17,733	(17,094)
Non-operating income (expense):
Interest expense	—	(1)	(237)
Interest and other income, net	(1,746)	1,407	919
Total non-operating income (expense), net	(1,746)	1,406	682
Income (loss) before income taxes	31,642	19,139	(16,412)
Provision for (benefit from) income taxes	(63,245)	1,323	1,407
Net income (loss)	$94,887	$17,816	$(17,819)
Net income (loss) per share:
Basic	$1.23	$0.23	$(0.23)
Diluted	$1.19	$0.22	$(0.23)
Weighted-average shares used in computing net income (loss) per share:
Basic	77,046	77,776	76,080
Diluted	80,037	80,019	76,080

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$94,887	$17,816	$(17,819)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(327)	(153)	395
Comprehensive income (loss)	$94,560	$17,663	$(17,424)

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	74,301	1	(4,870)	381,142	—	(144)	(272,246)	103,883
Stock-based compensation expense	—	—	—	16,529	—	—	—	16,529
Common stock issued under employee equity incentive plans	3,279	—	—	5,799	—	—	—	5,799
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	395	—	395
Net loss	—	—	—	—	—	—	(17,819)	(17,819)
Balance at December 31, 2019	77,580	1	(4,870)	403,470	—	251	(290,065)	108,787
Stock-based compensation expense	—	—	—	12,473	—	—	—	12,473
Common stock issued under employee equity incentive plans	3,666	—	—	9,591	—	—	—	9,591
Repurchase of common stock	(4,900)	—	(32,540)	—	—	—	—	(32,540)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(153)	—	(153)
Net Income	—	—	—	—	—	—	17,816	17,816
Balance at December 31, 2020	76,346	1	(37,410)	425,534	—	98	(272,249)	115,974
Stock-based compensation expense	—	—	—	14,737	—	—	—	14,737
Common stock issued under employee equity incentive plans	2,794	—	—	5,764	—	—	—	5,764
Repurchase of common stock	(1,717)	—	(18,267)	—	—	—	—	(18,267)
Dividends declared	—	—	—	—	(3,880)	—	—	(3,880)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(327)	—	(327)
Net Income	—	—	—	—	—	—	94,887	94,887
Balance at December 31, 2021	77,423	$1	$(55,677)	$446,035	$(3,880)	$(229)	$(177,362)	$208,888

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$94,887	$17,816	$(17,819)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,907	11,303	10,028
Stock-based compensation	14,422	12,310	16,529
Provision for doubtful accounts and sales returns	(616)	(78)	(190)
Release of deferred tax asset valuation allowance and other adjustments	(64,186)	—	—
Other non-cash items	1,688	1,144	(153)
Changes in operating assets and liabilities:
Accounts receivable	(10,399)	2,346	599
Inventory	(1,826)	543	(5,648)
Prepaid expenses and other assets	(2,134)	1,141	(452)
Accounts payable	1,995	(2,683)	(621)
Accrued and other liabilities	(5,573)	3,909	(5,897)
Deferred revenue	12,932	7,535	3,198
Net cash provided by (used in) operating activities	50,097	55,286	(426)
Cash flows from investing activities:
Proceeds from sales of marketable securities	6,865	9,051	32,200
Proceeds from maturities of marketable securities	88,790	57,707	43,525
Purchases of marketable securities	(128,554)	(57,992)	(71,636)
Purchases of property and equipment	(5,171)	(3,564)	(4,340)
Net cash provided by (used in) investing activities	(38,070)	5,202	(251)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	5,764	9,591	5,799
Repurchases of common stock	(18,267)	(32,540)	—
Payments for dividends	(3,880)	—	—
Other	—	—	(1)
Net cash provided by (used in) financing activities	(16,383)	(22,949)	5,798
Net increase (decrease) in cash and cash equivalents	(4,356)	37,539	5,121
Cash and cash equivalents - beginning of year	83,281	45,742	40,621
Cash and cash equivalents - end of year	$78,925	$83,281	$45,742
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$199	$1,032	$934
Cash paid for interest	$4	$4	$262
Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$94	$1,112	$1,193
Purchases of property and equipment included in accounts payable	$6	$58	$10
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

Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation and amortization on property and equipment, excluding leasehold improvements, ranges from one to seven years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Remaining amortization terms on leasehold improvements as of December 31, 2021 ranged from approximately one to six years.

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

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 11 years. We evaluate our intangible assets for impairment at least annually and when indicators of impairment may exist. There were no impairment charges to our intangible assets during the years ended December 31, 2021, 2020 and 2019.

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

We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical return rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.

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

Capitalization of Internally Developed Software to be Marketed and Sold
In the first quarter of 2020, we began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under Accounting Standards Codification (“ASC”) Topic 985-20, Software to be Sold, Leased or Marketed. During the years ended December 31, 2021 and 2020, capitalized labor costs totaled $3.1 million and $1.6 million, respectively, and are included in property and equipment in the consolidated balance sheets. Once a long-term project is available for general release to customers, the accumulated capitalized labor costs associated with that project will begin to be amortized over the expected revenue-generating life of that project. We expect to have our first capitalized project available for general release to customers sometime in the second half of 2022.

Stock-Based Compensation
Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, reduced for actual forfeitures. The fair values of restricted stock units (“RSUs”) are estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility, and risk-free interest rate. The fair values of market performance-based restricted stock units (“PSUs”) are estimated using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2021, 2020 and 2019.

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

The factors used to assess the likelihood of realization of our deferred tax assets include our historical operating performance, our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent our best estimates and involve inherent uncertainties and the application of our judgment.

We account for uncertainty in income taxes recognized in our consolidated financial statements by regularly reviewing our tax positions and benefits to be realized. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained upon examination by taxing authorities. The provision for (benefit from) income taxes excludes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2021	2020	2019
Customer A (a distribution channel partner)	12%	*	*
Customer B (a distribution channel partner)	*	10%	*
Customer C (a distribution channel partner)	*	*	12%
Customer D (a distribution channel partner)	*	*	14%
Customer E (an end-customer)	11%	12%	*

* represents less than 10% of total revenue

As of December 31, 2021, two customers accounted for 14% and 11% of our total gross accounts receivable. As of December 31, 2020, two customers accounted for 17% and 10% of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequent amendments to the initial guidance, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior generally accepted accounting principles. ASU No. 2016-02, as amended, requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU”) representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted the standard effective January 1, 2019, using the modified retrospective method, which resulted in the recognition of right-of-use assets of approximately $6.0 million and lease liabilities for operating leases of approximately $6.8 million on the Company’s consolidated balance sheets, with no material impact to its consolidated statements of operations. See Note 5 Leases, for further information regarding the impact of the adoption of ASU No. 2016-02 on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in “ASC 350, Intangibles - Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In January 2020, the Company adopted ASU 2017-04, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The Company adopted this guidance effective January 1, 2021 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change U.S. GAAP and are not expected to result in a significant change in practice. The Company adopted this guidance on January 1, 2021 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

2. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

Balance Sheet Line Reference	December 31, 2021	December 31, 2020
Accounts receivables, net	$61,795	$51,051
Deferred revenue, current	73,132	65,999
Deferred revenue, non-current	48,499	42,700

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s consolidated balance sheets. The contract assets amount was immaterial as of December 31, 2021 and 2020.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2021 and 2020, the Company recognized revenue of $65.0 million and $61.8 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred revenue:
Products	$6,164	$7,358
Services	115,467	101,341
Total deferred revenue	121,631	108,699
Less: current portion	(73,132)	(65,999)
Non-current portion	$48,499	$42,700

Deferred Contract Acquisition Costs
As of December 31, 2021, the current and non-current portions of deferred contract acquisition costs totaled $7.4 million and $4.5 million, respectively, and the related amortization was $7.4 million for the year ended December 31, 2021. As of December 31, 2020, the current and non-current portions of deferred contract acquisition costs totaled $5.3 million and $3.7 million, respectively, and the related amortization was $6.5 million for the year ended December 31, 2020.

For the years ended December 31, 2021, 2020 and 2019, the Company had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

December 31, 2021
Within 1 year	$73,132
Next 2 to 3 years	38,270
Thereafter	10,229
Total	$121,631

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

4. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$—	$—	$—	$—	$2,150	$—	$—	$2,150
Corporate securities	62,588	1	(168)	62,421	45,070	83	(8)	45,145
U.S. Treasury and agency securities	13,904	—	(59)	13,845	9,493	12	—	9,505
Commercial paper	23,570	—	—	23,570	12,136	—	—	12,136
Asset-backed securities	6,285	—	(4)	6,281	5,904	11	—	5,915
Total	$106,347	$1	$(231)	$106,117	$74,753	$106	$(8)	$74,851

During the years ended December 31, 2021 and 2020, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$63,586	$63,553
Mature in 1 - 3 years	42,761	42,564
Total	$106,347	$106,117

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$62,012	$(168)	$—	$—	$62,012	$(168)
U.S. Treasury and agency securities	13,845	(59)	—	—	13,845	(59)
Asset-backed securities	6,281	(4)	—	—	6,281	(4)
Total	$82,138	$(231)	$—	$—	$82,138	$(231)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$20,355	$(8)	$—	$—	$20,355	$(8)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2021 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, no decline has been deemed to be other-than-temporary by the Company.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$62,021	$—	$—	$62,021	$62,388	$—	$—	$62,388
Cash equivalents	16,904	—	—	16,904	20,893	—	—	20,893
Certificates of deposit	—	—	—	—	—	2,150	—	2,150
Corporate securities	—	62,421	—	62,421	—	45,145	—	45,145
U.S. Treasury and agency securities	—	13,845	—	13,845	—	9,505	—	9,505
Commercial paper	—	23,570	—	23,570	—	12,136	—	12,136
Asset-backed securities	—	6,281	—	6,281	—	5,915	—	5,915
Total	$78,925	$106,117	$—	$185,042	$83,281	$74,851	$—	$158,132

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2021 and 2020.

5. Leases

The Company leases various facilities in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2021 (in thousands):

December 31, 2021
Operating leases
Right-of-use assets:
Other non-current assets	$22,866
Total right-of-use assets	$22,866

Lease liabilities:
Accrued liabilities	$3,983
Other non-current liabilities	19,316
Total operating lease liabilities	$23,299

The aggregate future lease payments for the Company’s operating leases as of December 31, 2021 were as follows (in thousands):

2022	$4,640
2023	4,414
2024	4,518
2025	4,625
2026	4,734
Thereafter	2,414
Total lease payments	25,345
Less: imputed interest	(2,046)
Present value of lease liabilities	$23,299

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2021
Operating lease costs	$4,747
Short-term lease costs	633
Total lease costs	$5,380

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

December 31, 2021
Weighted-average remaining term (in years)	5.5
Weighted-average discount rate	3.16%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,131

Right-of-use assets obtained in exchange for new lease liabilities	$—

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and has a right-of-use asset of $23.0 million recorded in other non-current assets and has lease liabilities of $3.7 million and $19.3 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2021.

6. Other Balance Sheet Accounts Details

Allowance for Doubtful Accounts

The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	December 31, 2021	December 31, 2020
Allowance for doubtful accounts, beginning balance	$41	$52
Increase in provision	616	78
Write-offs	(114)	(89)
Allowance for doubtful accounts, ending balance	$543	$41

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Raw materials	$10,774	$8,395
Finished goods	11,688	12,335
Total inventory	$22,462	$20,730

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$4,326	$3,818
Deferred contract acquisition costs	7,399	5,345
Other	2,995	3,227
Prepaid expenses and other current assets	$14,720	$12,390

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	December 31, 2021	December 31, 2020
	(in years)
Equipment	1 - 5	$25,407	$25,286
Software	1 - 3	807	765
Furniture and fixtures	1 - 7	545	652
Leasehold improvements	Lease term	3,231	3,616
Construction in progress		4,823	1,677
Property and equipment, gross		34,813	31,996
Less: accumulated depreciation		(24,121)	(24,108)
Property and equipment, net		$10,692	$7,888

Depreciation and amortization expense on property and equipment was $2.6 million, $4.2 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(5,050)	$—	$5,050	$(4,545)	$505
Patents	2,936	(2,936)	—	2,936	(2,579)	357
Total	$7,986	$(7,986)	$—	$7,986	$(7,124)	$862

Amortization expense related to purchased intangible assets was $0.9 million for the year ended December 31, 2021, and was $1.4 million for each of the years ended December 31, 2020 and 2019. Purchased intangible assets were fully amortized as of December 31, 2021.

Other non-current assets

Other non-current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Right-of-use assets	$22,866	$28,240
Deferred contract acquisition costs	4,459	3,714
Deposits	2,036	2,746
Other	1,933	2,807
Total other non-current assets	$31,294	$37,507

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$24,003	$19,725
Accrued tax liabilities	1,020	3,748
Lease liabilities	3,983	5,260
Other	7,095	8,197
Total accrued liabilities	$36,101	$36,930

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Lease liabilities	$19,316	$23,498
Other	297	859
Total other non-current liabilities	$19,613	$24,357

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

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. The Company had open purchase commitments with manufactures in Taiwan totaling $31.2 million as of December 31, 2021.

The following table summarizes our non-cancelable operating leases as of December 31, 2021 (in thousands):

Years Ending December 31,	Operating Leases and Other Contractual Obligation
2022	$4,640
2023	4,414
2024	4,518
2025	4,625
2026	4,734
Thereafter	2,414
Total	$25,345

Rent expense was $5.4 million, $6.7 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. In June 2015, our Board of Directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. As of December 31, 2021, we had 10,725,127 shares available for future grant under the 2014 Plan.

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

Employees purchased 434,547 shares at an average price of $7.46 per share and with an aggregate intrinsic value of $2.1 million during the year ended December 31, 2021. Employees purchased 581,634 shares at an average price of $5.67 per share and with an aggregate intrinsic value of $1.0 million during the year ended December 31, 2020. Employees purchased 662,362 shares at an average price of $5.14 per share and with an aggregate intrinsic value of $0.8 million during the year ended December 31, 2019. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2021, we had 1,386,639 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation by type of award:
Stock options	$—	$209	$648
Stock awards	13,302	10,938	14,882
Employee stock purchase rights	1,120	1,163	999
Total	$14,422	$12,310	$16,529

Stock-based compensation by category of expense:
Cost of revenue	$1,580	$1,357	$1,500
Sales and marketing	4,306	3,018	5,765
Research and development	3,906	4,241	6,039
General and administrative	4,630	3,694	3,225
Total	$14,422	$12,310	$16,529

As of December 31, 2021, the Company had $23.9 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 1.8 years.

Fair Value Determination

The fair values of employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	2.3%
Expected volatility	58%	59%	34%
Dividend rate	0.60%	—%	—%

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

•Dividend Rate. In December 2021, the Company paid its first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding. For the year ended December 31, 2021, the expected dividend rate assumes cash dividends will total $0.20 per common share outstanding annually.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2020	1,673	$5.44
Granted	—	—
Exercised	(796)	4.70
Canceled	(6)	3.13
Outstanding as of December 31, 2021	871	$6.13	2.37	$9,102
Vested and exercisable as of December 31, 2021	871	$6.13	2.37	$9,102

(1)The aggregate intrinsic value represents the excess of the closing price of our common stock of $16.58 as of December 31, 2021 over the exercise price of the outstanding in-the-money options.

No stock options were granted in years ended December 31, 2021, 2020 and 2019. The intrinsic value of options exercised is a follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Intrinsic value of options exercised (1)	$5,911	$2,778	$1,930

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2021, there were 2,899,244 RSUs and 817,631 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2020	4,888	$6.59
Granted	1,693	11.75
Released	(1,647)	7.01
Canceled	(1,217)	7.20
Nonvested as of December 31, 2021	3,717	$8.56	1.24

Following is additional information pertaining to our stock award activities (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value of stock awards granted (per share)	$11.75	$6.74	$6.74
Total fair value of stock awards released (vested) during the period	$11,536	$12,129	$12,183

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

Stock Repurchase Programs

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months. As of December 31, 2021, the Company had $92.9 million available to repurchase shares under the new program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs have occurred in the open market. During the year ended December 31, 2021, the Company repurchased 1.7 million shares for a total cost of $18.3 million. During the year ended December 31, 2020, the Company repurchased 2.7 million shares for a total cost of $19.2 million.

10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs, PSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive. Since we had a net loss in the year ended December 31, 2019, none of the potential dilutive common shares were included in the computation of diluted shares for that period, as inclusion of such shares would have been anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock options, RSUs, PSUs and employee stock purchase rights	428	822	9,199

11. Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic income (loss)	$29,088	$15,455	$(20,345)
Foreign income	2,554	3,684	3,933
Income (loss) before income taxes	$31,642	$19,139	$(16,412)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current provision for income taxes:
State	$18	$40	$49
Foreign	1,565	1,057	1,716
Total current	1,583	1,097	1,765
Deferred tax expense (benefit):
Federal	(58,103)	2	3
State	(6,880)	—	—
Foreign	155	224	(361)
Total deferred	(64,828)	226	(358)
Provision for (benefit from) income taxes	$(63,245)	$1,323	$1,407

     The reconciliation of the statutory federal income taxes and the provision for (benefit from) income taxes is as follows (in thousands, except percentages):

	Years Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$6,645	21.0%	$4,019	21.0%	$(3,447)	21.0%
State tax - net of federal benefits	(6,866)	(21.7)	31	0.2	42	(0.3)
Foreign rate differential	1,184	3.7	507	2.6	363	(2.2)
Changes in federal valuation allowance	(63,153)	(199.6)	(3,281)	(17.1)	4,695	(28.6)
Stock-based compensation	(908)	(2.9)	781	4.1	578	(3.5)
Non-deductible meals and entertainment expenses	67	0.2	219	1.2	287	(1.8)
Other permanent items	653	2.1	364	1.9	257	(1.6)
Federal tax credits - net of uncertain tax positions	(480)	(1.5)	(1,035)	(5.4)	(1,809)	11.0
Expenses for uncertain tax positions	—	—	—	—	166	(1.0)
Other	(387)	(1.2)	(282)	(1.5)	275	(1.6)
	$(63,245)	(199.9)%	$1,323	7.0%	$1,407	(8.6)%

Deferred tax balances are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$35,395	$42,251
Research and development credits, net of uncertain tax positions	28,867	27,743
Accruals, reserves, and other	14,239	12,026
Stock-based compensation	2,389	2,362
Depreciation and amortization	1,353	1,537
Operating lease liability	5,400	6,049
Gross deferred tax assets	87,643	91,968
Valuation allowance	(13,750)	(82,938)
Total deferred tax assets	73,893	9,030
Deferred tax liabilities:
Deferred contract acquisition costs	(2,787)	(2,068)
Operating lease right-of-use asset	(5,303)	(5,996)
Other	(30)	(22)
Total deferred tax liabilities	(8,120)	(8,086)
Net deferred tax assets	$65,773	$944

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior fiscal periods, we recorded a full valuation allowance of $82.9 million against the U.S. net deferred tax assets as of December 31, 2020. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis. Therefore we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the years ended December 31, 2021 and 2020, the valuation allowance decreased by $69.2 million and increased by $2.8 million, respectively.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

As of December 31, 2021 and 2020, we had U.S. federal NOL carryforwards of $146.6 million and $177.0 million, respectively, and state NOL carryforwards of $70.4 million and $78.0 million, respectively. The federal NOL carryforwards will expire at various dates beginning in the year ending December 31, 2033, if not utilized. The state NOL carryforwards expire in various years ending between 2023 and 2041, if not utilized. Approximately $36.9 million of federal NOLs generated after December 31, 2017 can be carried forward indefinitely.

Additionally, as of December 31, 2021 and 2020, we had U.S. federal research and development credit carryforwards of $18.1 million and $16.4 million, respectively, and state research and development credit carryforwards of $20.3 million and $18.2 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 through 2041, while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in IRC Sections 382 and 383 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization. The Company believes NOL’s will not expire unused as a result of any Section 382 annual limitations.

With respect to our undistributed foreign subsidiaries’ earnings, we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2021 and 2020, the undistributed earnings approximated $15.8 million and $16.0 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revised the U.S. tax code generally effective January 1, 2018. Beginning in 2022 the Tax Act requires capitalization of research and development costs. While we continue to evaluate the impact of the delayed effective date, we currently believe that this provision will not materially impact our income tax provision.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on the Company’s income taxes.

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which includes several tax measures, provides for a three-year suspension of the use of NOLs for medium and large businesses and a three-year limit on the use of business incentive tax credits to offset no more than $5 million of tax per year. The three-year term was subsequently revised to a two-year term and has been accounted for in our deferred tax assets.

Uncertain Tax Positions

As of December 31, 2021, 2020 and 2019, we had gross unrecognized tax benefits of $6.8 million, $4.6 million and $4.4 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and was immaterial for the years ended December 31, 2021, 2020 and 2019. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits—beginning balance	$4,585	$4,441	$4,191
Increases (decreases) related to tax positions from prior years	1,793	(268)	(280)
Increases related to tax positions taken during current year	463	412	530
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$6,841	$4,585	$4,441

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2021, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.4 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has had an immaterial impact on the Company’s income taxes.

12. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2021	2020	2019
Americas	$121,169	$98,150	$89,944
Japan	61,700	67,050	59,454
Asia Pacific, excluding Japan	28,674	29,760	35,689
EMEA	38,499	30,567	27,541
Total	$250,042	$225,527	$212,628

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	December 31, 2021	December 31, 2020
Americas	$32,255	$32,558
Japan	422	1,566
Other	881	2,004
Total	$33,558	$36,128

13. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under IRC Section 401(k), which is offered to all of its United States employees. Participants in the plan may elect to contribute up to $19,500 of their annual compensation to the plan for the 2021 calendar year and $20,500 for the 2022 calendar year. Individuals who are 50 or older may contribute an additional $6,500 of their annual income. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company’s matching contributions totaled $0.5 million, $0.4 million and $0.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.

14. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2021 and 2020 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$54,843	$59,168	$65,360	$70,671
Gross profit	42,344	45,538	52,166	56,489
Net income	2,657	6,616	74,886	10,728
Net income per share - basic	$0.03	$0.09	$0.97	$0.14
Net income per share - diluted	$0.03	$0.08	$0.94	$0.13

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$53,764	$52,500	$56,608	$62,655
Gross profit	41,622	41,078	43,485	49,194
Net income (loss)	(297)	3,808	6,464	7,841
Net income (loss) per share - basic	$0.00	$0.05	$0.08	$0.10
Net income (loss) per share - diluted	$0.00	$0.05	$0.08	$0.10

15. Subsequent Event

On February 1, 2022, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.05 per share of common stock outstanding, was paid on March 1, 2022, to shareholders of record on February 15, 2022 as a return of capital. The total amount of the dividend paid out by the Company was $3.9 million. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective as of December 31, 2021, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, and in conformity with U.S. GAAP our financial position, results of operations and cash flows for the periods presented.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.
Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Board of Directors and Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A and no later than 120 days after December 31, 2021 (the “Proxy Statement”).

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29*	Letter Agreement, dated as of November 20, 2019, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer	8-K	001-36343	10.1	November 21, 2019
10.30	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.31	Common Stock Repurchase and Option Exchange Agreement, dated as of May 17, 2020, between the Registrant and Lee Chen	8-K	001-36343	10.1	May 17, 2020
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Armanino LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	March 8, 2022	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	March 8, 2022
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Brian Becker	Chief Financial Officer	March 8, 2022
Brian Becker	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	March 8, 2022
Tor R. Braham

/s/ Peter Y. Chung	Director	March 8, 2022
Peter Y. Chung

/s/ Mary Dotz	Director	March 8, 2022
Mary Dotz

/s/ Eric Singer	Director	March 8, 2022
Eric Singer