Form 10-K/A
period 2021-12-31
A10 Networks, Inc.
filed 2022-04-20
CIK 1580808

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
As of April 15, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 75,733,380.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) originally filed on March 8, 2022 (the “Original Filing”) by A10 Networks, Inc., a Delaware corporation (“A10”, the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety. This Form 10-K Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10 through 14 of Form 10-K. In addition, the Exhibit Index in Item 15 of Part IV of the 2021 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

a) Directors of the Company.

Dhrupad Trivedi, 55, joined A10 Networks in December 2019 as president and chief executive officer. Mr. Trivedi was also appointed as a member of our board of directors in December 2019 and as Chairperson of the board of directors in September 2020. From March 2013 to November 2019, Dr. Trivedi served as President, Network Solutions – Industrial IT/IOT and Cybersecurity at Belden Inc., a manufacturer of networking, connectivity, and cable products, and also as a corporate vice president from January 2010 to March 2013. Prior to this, he held multiple general management and corporate development roles at JDS Uniphase. Mr. Trivedi holds a Ph.D. in electrical engineering from University of Massachusetts, Amherst, a master’s degree in electrical engineering from University of Alabama and an M.B.A. in finance from Duke University. Mr. Trivedi brings global leadership experience across multiple businesses and is passionate about driving leading technology businesses to win by creating value for customers.

Tor R. Braham, 64, has served as a member of our board of directors since March 2018. He is currently also a director of Viavi Solutions Inc., a network and service enablement and optical coatings company. He previously served as a member of the board of directors of Yahoo!, a provider of web services from April 2016 to June 2017, Altaba, Inc a publicly traded investment company from June 2017 to December 2021, NetApp, Inc., a computer storage and data management company from September 2013 to March 2016, Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, from June 2014 to August 2016, Live Oak Acquisition Corp from February 2020 to December 2020, and Live Oak Acquisition Corp II, from December 2020 to October 2021. Mr. Braham served as Managing Director and Global Head of Technology Mergers and Acquisitions for Deutsche Bank Securities Inc., an investment bank, from 2004 until November 2012. From 2000 to 2004, he served as Managing Director and Co-Head of West Coast U.S. Technology, Mergers and Acquisitions for Credit Suisse First Boston, an investment bank. Prior to that role, Mr. Braham served as an investment banker with Warburg Dillon Read LLC and as an attorney at Wilson Sonsini Goodrich & Rosati. Mr. Braham has specific attributes that qualify him to serve as a member of our board of directors, including his extensive financial experience and knowledge of the technology industry gained through his service as an investment banker and lawyer to technology companies, as well as his service on public and private company boards.

Peter Y. Chung, 54, has served as a member of our board of directors since June 2013. Mr. Chung is a Managing Director and Chief Executive Officer of Summit Partners, L.P., where he has been employed since 1994. He is currently a director of MACOM Technology Solutions Holdings, Inc. as well as several privately-held companies. Mr. Chung previously served as a member of the board of directors of Acacia Communications. Mr. Chung has an M.B.A. from the Stanford University Graduate School of Business and an A.B. in Economics from Harvard University. Mr. Chung has specific attributes that qualify him to serve as a member of our board of directors, including his experience in investment banking, private equity and venture capital investing and in the communications technology sector, as well as his prior service on public and private company boards.

Mary Dotz, 64, has served as a member of our board of directors since December 2020. Since May 2021 she has served on the board of directors of Immersion Corporation and was the audit committee chair from May 2021 to March 2022. Immersion is a leading innovator of touch feedback technology, also known as haptics. From February 2021 to November 2021, she served as Chief Operating Officer, Chief Financial Officer, and a member of the board of directors of Twist Investment Corporation, a special purpose acquisition company. Ms. Dotz has served as an independent business advisor to public and private technology companies since December 2013. In connection with such advisory services, from August 2019 to July 2020, Ms. Dotz served as Interim Chief Financial Officer of Anatomage, Inc., a 3D anatomy visualization company. From March 2012 to November 2013, Ms. Dotz served as Chief Financial Officer of Alpha and Omega Semiconductor Inc., a global supplier of power semiconductors. Prior to joining Alpha and Omega Semiconductor Inc., Ms. Dotz, served as Chief Financial Officer of Adaptec, Inc. a global provider of data center storage solutions, from March 2008 until May 2011 following its acquisition. Ms. Dotz served as Chief Financial Officer of Beceem Communications, Inc., a wireless base station provider, from October 2005 to March 2008. In addition, Ms. Dotz served as Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until August 2005 until it was acquired. From October 2000 to January 2005, Ms. Dotz held management positions in finance, including Interim Chief Financial Officer, Corporate Controller and Vice President Finance, at NVIDIA Corporation, a global semiconductor company. Ms. Dotz also previously held finance positions at Advanced Micro Devices, Inc., Nissan North America, Inc. and Unocal Corporation. Ms. Dotz holds a B.S. in Business Administration from San Diego State University and an M.B.A. from the University of Southern California. Ms. Dotz has specific attributes that qualify her to serve as a member of our board of directors, including her extensive financial and management experience gained through her service as an executive of numerous public companies.

Eric Singer, 48, has served as a member of our board of directors since July 2019 and as our lead independent director since September 2021. Mr. Singer is a founder and Managing Member of VIEX Capital Advisors, a securities investment firm. In addition to a long track record as a successful investor in technology companies, Mr. Singer has substantial experience serving on public boards and in assisting them in creating and expanding shareholder value. Mr. Singer is currently a director of Immersion Corporation, a developer and licensor of touch feedback technology company, and previously served on the boards of directors of Quantum Corporation, a video data storage and management company, Numerex Corp., a provider of managed machine-to-machine enterprise solutions enabling the Internet of Things, RhythmOne plc and YuMe, Inc., each a provider of brand video advertising software and audience data, Support.com , Inc., a provider of tech support and support center services, Meru Networks, Inc., a Wi-Fi network solutions company, PLX Technology, Inc., a PCI Express and ethernet semiconductor company, and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, among other companies. Mr. Singer has a B.A. from Brandeis University. Mr. Singer has specific attributes that qualify him to serve as a member of our board of directors, including his extensive financial and operating experience and knowledge of the technology industry gained through his service on numerous public company boards.

b) Executive Officers of the Company.

Dhrupad Trivedi is also a director of our company. Please see biographical information above.

Brian Becker, 48, has served as our Chief Financial Officer since February 2021. He was appointed Interim Chief Financial Officer in September 2020 and served as Vice President and Corporate Controller from January 2018 until such appointment. Prior to joining our company, Mr. Becker served as Vice President, Accounting and Corporate Controller for YuMe, Inc., a provider of brand video advertising software and audience data, from June 2014 to December 2017, and as Director, Revenue and Cost Accounting, from August 2013 to June 2014. He also served in various roles within Revenue Accounting at Symantec Corporation, a cybersecurity software and services company, from 2010 through 2012. Mr. Becker began his career in public accounting at Ernst & Young, LLP in San Jose, California. Mr. Becker is a certified public accountant licensed by the California Board of Accountancy and holds a B.A. in Business Economics from the University of California, Santa Barbara.

Matt Bruening, 56, has served as our Executive Vice President, Worldwide Sales and Marketing since January 2021, and, prior to that, served as our Executive Vice President, Worldwide Sales since April 2020. Mr. Bruening was previously Senior Vice President of Sales at Endgame, an endpoint security company since September 2017. Prior to Endgame, from July 2009 to June 2017 he served as Vice President, Enterprise Security Sales/ Americas at SecureWorks Corporation, an internet security company. From 2001-2004, Mr. Bruening was Vice President, Global Sales at Applied Innovation, a publicly traded company delivering network management solutions to major service providers. Mr. Bruening is a graduate of John Carroll University and holds numerous executive and sales leadership certifications.

Robert Cochran, 64, has served as our Executive Vice President, Legal and Corporate Collaboration since November 2016, our Chief Risk Compliance Officer since October 2016 and Secretary since August 2004. He previously served as our Vice President, Legal and Corporate Collaboration from January 2012 to November 2016 and as a member of our board of directors from April 2012 to November 2018. Mr. Cochran currently serves as a director of Techpoint, Inc., a fabless semiconductor company that designs, markets, and sells mixed-signal integrated circuits for HD video applications in the security surveillance and automotive markets. From January 1993 to January 2012, Mr. Cochran was an attorney in private practice in Woodside, California, where he had served as our outside legal counsel since our incorporation until he joined us in 2012. From 2004 to 2010, Mr. Cochran served as a director of Techwell, Inc., a fabless semiconductor company that designed, marketed, and sold mixed-signal integrated circuits. Mr. Cochran has a J.D. from Harvard Law School and an A.B. in Economics from Harvard University.

c) Delinquent Section 16(a) Reports.

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Based on our review of forms we received, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during our fiscal ended December 31, 2021, all Section 16(a) filing requirements were satisfied on a timely basis, except that Mr. Becker filed one report late with respect to a sales transaction and each of Mr. Becker, Mr. Bruening, Mr. Cochran and Mr. Trivedi made a late filing with respect to a performance-based award converting into a time-based award upon achievement of a milestone, in each case due to administrative error and corrected as soon as the error was detected.

d) Code of Ethics.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website under Governance Documents at http://investors.a10networks.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

e) Other Matters.

CORPORATE GOVERNANCE GUIDELINES

As part of its ongoing commitment to strong corporate governance, the Board has codified its corporate governance practices into a set of Corporate Governance Guidelines. These guidelines assist the Board in the exercise of its responsibilities and may be amended by the Board from time to time. Our Corporate Governance Guidelines comply with the applicable requirements of the listing standards of the NYSE and are available on the Corporate Governance portion of our website under Governance Documents at http://investors.a10networks.com.

Board Leadership Structure

The board of directors is committed to strong, independent board leadership and oversight of management’s performance. In addition to having substantially all of its members be independent under applicable listing standards and SEC standards, our current board of directors includes an affiliate from our largest stockholder as of March 31, 2022. The board of directors believes that whether to have the same person occupy the offices of Chairperson of the board of directors and Chief Executive Officer should be decided by the board of directors, from time to time, in its business judgment after considering relevant factors, including the specific needs of the business and what is in the best interests of our stockholders. If the Chairperson is an employee, the board of directors may appoint a lead independent director to help ensure robust independent leadership on the board of directors.

The Chairperson of the board of directors has the powers and duties customarily and usually associated with the office of the chairperson of the board of directors, including setting the schedule and agenda for board meetings and presiding at meetings of the board of directors and meetings of our stockholders, unless a Chairperson of a stockholder meeting is otherwise appointed by the board of directors. The Chairperson also has the authority to call special meetings of our stockholders. If our Chairperson is an independent, non-employee director, the Chairperson has the responsibilities of the lead independent director.

Mr. Trivedi currently serves as both Chairperson of our board of directors and our Chief Executive Officer. Our board believes that the current board leadership structure provides effective independent oversight of management while allowing our board and management to benefit from Mr. Trivedi’s leadership and years of experience as an executive in multiple global high technology industries including networking, cloud, IOT and cybersecurity. Mr. Trivedi is best positioned to identify strategic priorities, lead critical discussion and execute our strategy and business plans. Mr. Trivedi possesses detailed in-depth knowledge of the issues, opportunities, and challenges facing our company.

Lead Independent Director

Our lead independent director has the responsibility to schedule and prepare agendas for meetings of the outside directors. The lead independent director may communicate with our Chief Executive Officer, disseminate information to the rest of the board of directors in a timely manner, raise issues with management on behalf of the outside directors when appropriate, and facilitate communications between management and the outside directors. In addition, the lead independent director may have other responsibilities, including calling meetings of outside directors when necessary and appropriate, being available, when appropriate, for consultation and direct communication with our stockholders, building a productive relationship between the board of directors and the Chief Executive Officer, ensuring the board of directors fulfills its oversight responsibilities in our strategy, risk oversight and succession planning, and performing such other duties as the board of directors may from time to time designate.

Mr. Singer serves as our lead independent director. In this role, Mr. Singer presides over periodic meetings of our independent directors, serves as a liaison between our chairperson of the board of directors and the independent directors, and performs such additional duties as our board of directors may otherwise determine and delegate.

Standing Committees of the Board

Audit Committee

The audit committee is currently comprised of Messrs. Braham, Chung and Ms. Dotz. Ms. Dotz is currently the chair of the audit committee. Our board of directors has determined that each of the members of this committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the New York Stock Exchange and the SEC. Our board of directors has also determined that Mr. Chung and Ms. Dotz each qualify as an “audit committee financial expert” as defined in the SEC rules and each satisfy the financial sophistication requirements of the New York Stock Exchange.

The audit committee is responsible for, among other things:

•selecting and hiring our registered public accounting firm;
•evaluating the performance and independence of our registered public accounting firm;
•approving the audit and pre-approving any non-audit services to be performed by our registered public accounting firm;
•reviewing our financial statements and related disclosures and reviewing our critical accounting policies and practices;
•reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;
•overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;
•overseeing, monitoring and coordinating with regard to risk management, including those relating to enterprise risk management (ERM) and cybersecurity;
•reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements, and our publicly filed reports;
•reviewing and approving in advance any proposed related person transactions; and
•preparing the audit committee report to be included in our annual proxy statement as required by the SEC.

The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the New York Stock Exchange. A copy of the charter of the audit committee is available on our website at http://investors.a10networks.com.

Compensation Committee

The compensation committee currently consists of Messrs. Braham, Chung, and Singer. Mr. Chung is the chair of the compensation committee. Our board of directors has determined that each member of this committee is independent under the applicable rules and regulations of the New York Stock Exchange and the SEC, a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended.

The compensation committee is responsible for, among other things:

•reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control agreements, and any other benefits, compensation or arrangements;
•evaluating director compensation and making recommendations to the board of directors regarding such compensation;
•administering our equity compensation plans;
•overseeing our overall compensation philosophy, compensation plans, and benefits programs; and
•preparing the compensation committee report to be included in our form 10-K or annual proxy statement as required by the SEC.

The compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. A copy of the charter of the compensation committee is available on our website at http://investors.a10networks.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Messrs. Chung, and Singer. Mr. Singer is the chair of the nominating and corporate governance committee. Our board of directors has determined that each member of this committee meets the requirements for independence under the rules of the New York Stock Exchange.

The nominating and corporate governance committee is responsible for, among other things:

•evaluating and making recommendations regarding the composition, organization, and governance of our board of directors and its committees;
•evaluating and making recommendations regarding the development, oversight, and implementation of the Company’s Environmental, Social, and Governance (“ESG”) policies, programs, and practices;
•evaluating and making recommendations regarding the policies, programs, practices, and reports concerning ESG, including sustainability, environmental protection, community and social responsibility, and human rights;

•evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees;
•reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and
•reviewing actual and potential conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee, and approving or prohibiting any involvement of such persons in matters that may involve a conflict of interest.

The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the New York Stock Exchange. A copy of the charter of the nominating and corporate governance committee is available on our website at http://investors.a10networks.com.

COMMUNICATIONS TO THE BOARD

Interested parties may communicate with any of our non-employee directors by writing to the director, in care of our Corporate Secretary, at the address shown on the cover of this Amendment. In accordance with the policy adopted by our non-employee directors, our Corporate Secretary will promptly relay to the addressee all communications that he determines require prompt attention by a non-employee director and will regularly provide the non-employee directors with a summary of all substantive communications.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Each non-employee director who first joins our board of directors will be granted an initial equity award with a value of $225,000. On the date of each annual meeting of stockholders, each continuing non-employee director will be granted an annual equity award with a value of $150,000. However, a continuing non-employee director who, as of the date of our annual stockholder meeting, has not served as a board member for the entire 12-month period prior to the annual stockholder meeting will receive an annual award with a value that is prorated based on the number of months the director served during the prior year. The initial and annual equity awards will be granted in the form of restricted stock units, and the number of shares to be granted pursuant to such equity awards will be determined by the closing price of a share of our common stock on the New York Stock Exchange on the grant date. A non-employee director who is not continuing as a director following an annual stockholder meeting will not receive an annual equity award at such meeting.

The initial equity award will be scheduled to vest in three, equal, annual installments from the date the non-employee director joins our board of directors, subject to continued service with us through each such date. Each annual equity award will vest as to 100% of the underlying shares on the earlier of the one-year anniversary of the award’s grant date or the date of our next annual stockholder meeting, subject to continued service with us through such date.

Cash Compensation

Our board of directors approved the following annual compensation package for our non-employee directors:

Annual Cash Retainer
($)
Annual retainer	30,000
Additional retainer for audit committee chair	20,000
Additional retainer for audit committee member	7,500
Additional retainer for compensation committee chair	12,000
Additional retainer for compensation committee member	5,000
Additional retainer for nominating and governance committee chair.	7,500
Additional retainer for nominating and governance committee member	3,500
Additional retainer for non-executive chairperson of the board of directors(1)	30,000
Additional retainer for independent lead director	15,000

(1) During 2021, we had an executive chairperson of the board of directors. Accordingly, no payment was made in relation to this position in 2021.

Director Compensation for 2021

The following table provides information regarding the total compensation that was paid by the Company to each of our non-employee directors in 2021. None of our non-employee directors were granted option awards in 2021.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Tor R. Braham	42,500	149,999	192,499
Peter Y. Chung	53,000	149,999	202,999
J. Michael Dodson(3)	16,667	0	16,667
Mary Dotz	45,859	49,994	95,853
Eric Singer	57,500	149,999	207,499

(1) The aggregate number of shares of our common stock subject to stock awards outstanding at December 31, 2021, for each non-employee director is as below. There were no outstanding stock options held by non-employee directors as of December 31, 2021:

Name	Aggregate Number of Stock Awards Outstanding at December 31, 2021 (#)
Tor R. Braham	16,949
Peter Y. Chung	16,949
Mary Dotz	20,515
Eric Singer	26,989

(2) The amount reported in the Stock Awards column is the aggregate grant date fair value of the stock award, computed in accordance with equity compensation provisions of the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 718. As required by the rules of the SEC, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. Note that the amount reported in this column does not correspond to the actual economic value that may be received by the director from the award.

(3) Mr. Dodson resigned from the board of directors in May 2021.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program. The following persons are collectively referred to in this Compensation Discussion and Analysis and the accompanying compensation tables as our “named executive officers:”

Name	Position
Dhrupad Trivedi	President and Chief Executive Officer
Brian Becker	Chief Financial Officer
Matthew Bruening	Executive Vice President, Worldwide Sales and Marketing
Robert Cochran	Executive Vice President, Legal and Corporate Collaboration, Chief Risk Compliance Officer and Secretary

Executive Summary

Our products and services address networking and security technology requirements. We are well positioned to help our customers address the emerging themes of an increasingly complex cybersecurity landscape and new technology to support changing consumption trends. We have navigated challenges related to the pandemic and associated economic disruptions and have positioned A10 Networks for consistent organic growth and increased profitability. Our business philosophy is to build long-term value and we are committed to drive growth and improve profitability. Our executive compensation philosophy is focused on real pay delivery through revenue and operating margin growth that drives total shareholder return (“TSR”) and aligns employees with customers and stockholders.

Financial Summary and Compensation Highlights

Our 2021 fiscal year was a year focused on driving growth and profitability with consistent operational excellence and execution amidst a challenging environment. Our compensation decisions were consistent with our financial performance, including the following:

•Our 2021 fiscal year revenue was $250 million (up 10.9% from last year), which exceeded the maximum threshold of the revenue portion of our corporate performance goals under our 2021 Executive Cash Incentive Plan. As a result, bonuses were earned at 140% based on the revenue portion of our corporate performance, which accounts for 70% of the payout under the 2021 Executive Cash Incentive Plan.
•Our 2021 fiscal year adjusted EBITDA was $62.4 million (up approximately 37% from last year), which exceeded the maximum threshold corporate performance goals under our 2021 Executive Cash Incentive Plan. As a result, bonuses were earned at 140% based on the adjusted EBITDA portion of our corporate performance, which accounts for 30% of the payout under the 2021 Executive Cash Incentive Plan.
•70% of the 2021 long-term equity incentive awards to our current named executive officers were performance-based with rigorous performance goals and targets.
•Our one-year and three-year absolute TSR are 69% and 167%, respectively.

Based on the foregoing, we believe our increase in NEO compensation is in line with our improved financial and stock performance.

Compensation Practices

We are committed to sound executive compensation policies and practices, as highlighted in the following table.

Prohibition of hedging, pledging, and short sales	We prohibit short sales, transactions in derivatives, hedging, and pledging of our securities by our named executive officers.
Double-trigger and retention-oriented change in control provisions	We have double-trigger change in control provisions in place with our named executive officers that encourage retention.
At-will employment	We employ our named executive officers at will.
No retirement vesting	We do not include retirement vesting provisions in equity awards.
No pension or other special benefits	We do not provide pensions or supplemental executive retirement, health, or insurance benefits.
No change in control payments	We do not offer change of control payments or gross-up payments for related excise taxes.
No perquisites	We generally do not provide any perquisites to our named executive officers.
No repricing	We do not allow repricing of stock options without shareholder approval.
Annual compensation risk assessment	Our compensation committee conducts an annual risk assessment of our compensation program.
Independent compensation consultant	When needed, our compensation committee has directly retained an independent compensation consultant that performs no services for us other than services for our compensation committee.

Listening to Our Shareholders

In 2021, our say-on-pay proposal passed by 81%. As a result, we made no changes to our compensation philosophy or programs.

Compensation Philosophy

We compensate for achievement of short-term and long-term financial and operating goals and have reasonable base salaries, limited perquisites, and no pensions or gross-up payments. Our compensation program is designed to attract and retain the best available personnel for positions of substantial responsibility, provide incentives for such persons to perform to the best of their abilities, and to promote the success of our business.

The following table identifies the main elements of our executive compensation program and the rationale for each:

Element of Compensation	Rationale
Base Salary	To provide compensation to our named executive officers for services based on their experience and past performance

Non-Equity Incentive Plan Compensation	To motivate and reward our named executive officers for focusing on individual and company objectives that drive increased stockholder value

Equity Compensation	To align our named executive officers’ interests with the long-term interests of our stockholders and to promote the retention of our named executive officers

Compensation Components

The following sections describe each component of our executive compensation program, provide the rationale for each component, and explain how the compensation amounts and awards were determined for 2021.

Base Salary

Base salary is the primary fixed component of our named executive officers’ compensation. We use base salary to compensate our named executive officers for services rendered during the fiscal year and to ensure that we remain competitive in attracting and retaining executive talent. We typically review and consider adjustments to our named executive officers’ base salaries on an annual basis, and consistent with such practice, to remain competitive, Mr. Trivedi’s annual base salary was increased from $600,000 in 2021 to $650,000 effective February 1, 2022, Mr. Bruening’s annual base salary was increased from $320,000 in 2021 to $340,000 effective February 1, 2022 and Mr. Becker’s annual base salary was increased from $300,000 in 2021 to $310,000 effective February 1, 2022. Mr. Cochran’s annual base salary was not increased in 2021.

Non-Equity Incentive Plan Compensation

In March 2014, our board of directors adopted an Executive Incentive Compensation Plan, referred to as our Bonus Plan. Our Bonus Plan allows our compensation committee to provide cash incentive awards to selected employees, including our named executive officers, based upon performance goals established by our compensation committee.

Under the Bonus Plan, our compensation committee determines the performance goals applicable to awards. Such goals may include, without limitation: attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net earnings), earnings per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total stockholder return, working capital, and individual objectives such as peer reviews or other subjective or objective criteria. Performance goals that include the Company’s financial results may be determined in accordance with U.S. generally accepted accounting principles, or GAAP, or such financial results may consist of non-GAAP financial measures and any actual results may be adjusted by our compensation committee for one-time items or unbudgeted or unexpected items when determining whether the performance goals have been met. The goals may be on the basis of any factors our compensation committee determines relevant, and may be adjusted on an individual, divisional, business unit or company-wide basis. Any criteria used may be measured on such basis as our compensation committee determines. The performance goals may differ from participant to participant and from award to award.

Our compensation committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a performance period. The actual award may be below, at or above a participant’s target award, in our compensation committee’s discretion. Our compensation committee may determine the amount of any reduction on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

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

For 2021, Messrs. Trivedi, Becker, Bruening and Cochran were eligible to receive annual cash bonuses based 100% on corporate performance goals under our 2021 Executive Cash Incentive Plan (the “Cash Incentive Plan”), as approved by our compensation committee. The Cash Incentive Plan was established under and subject to the terms of our Executive Incentive Compensation Plan. The corporate performance goal under the Cash Incentive Plan was based on achievement of two financial measures, 1) revenue with a 70% weighting and 2) adjusted net earnings before interest, taxes, depreciation and amortization (“net EBITDA”) with a 30% weighting, which is a non-GAAP measure[1]. Generally, the portion of the corporate performance based on the revenue would result in funding of bonuses at 60% upon the achievement of a minimum threshold level of revenue of $234 million, 100% upon the achievement of a target level of revenue of $239 million and a maximum capped at140% upon the achievement of $249 million, as specified in the Cash Incentive Plan. The portion of the corporate performance goal based on adjusted net EBITDA would result in funding of bonuses at 60% upon the achievement of a threshold level of adjusted net EBITDA of $52.6 million, 100% upon the achievement of a target level of adjusted net EBITDA of $54.6 million and a maximum of 140% upon the achievement of net EBITDA of $59.6 million. Mr. Trivedi’s and Mr. Bruening’s target bonus opportunity for our 2021 fiscal year was equal to 100% of their 2021 base salary and Mr. Becker’s and Mr. Cochran’s target bonus opportunity for our 2021 fiscal year was equal to 50% of their 2021 base salary, in each case subject to proration for the amount of time they served in their roles. Our 2021 financial goals are based on our operating plan approved by our board of directors, are in line with analysts estimates, and exceeded our 2020 financial results.

In early 2022, our compensation committee reviewed our achievement against our corporate performance goals. Based on 2021 revenue of $250 million (a $24.5 million, or 10.9 percent, improvement year-over-year) and adjusted net EBITDA of $62.4 million (a $16.8 million, or 36.9 percent, improvement year-over-year), the compensation committee determined a bonus payout at 140% of target for each performance goal. Accordingly, the bonuses were earned pursuant to the corporate performance goals under the Cash Incentive Plan were equal to: $840,000 for Mr. Trivedi, $210,000 for Mr. Becker, $448,000 for Mr. Bruening, and $211,220 for Mr. Cochran.

[1] We define Adjusted EBITDA as our GAAP net income (loss) excluding (i) interest expense, (ii) interest and other (income) expense, net, (iii) depreciation and amortization expense, (iv) provision for (benefit from) income taxes, (v) stock -based compensation and related payroll tax, (vi) global distribution center transition expense, and (vi) non-recurring facilities expense.

Equity Compensation

In February 2021, our compensation committee approved the grant to certain of our named executive officers of time-based restricted stock unit awards (“RSUs”) covering the following number of shares of our common stock and the grant of performance-based restricted stock unit awards (“PSUs”) covering the following target number of shares of our common stock:

	RSUs	PSUs
Dhrupad Trivedi	50,898	118,762
Brian Becker	11,976	27,944
Matthew Bruening	17,964	41,916
Robert Cochran	14,970	34,930

The PSUs comprised 70% of the annual equity awards to each of the above-named executive officers and include both performance-based vesting and service-based vesting. The PSUs will become eligible to vest upon the achievement of certain stock price targets as set forth below (the “Performance Milestones”), as well as continued service to the Company, with vesting of any portion for which the Performance Milestone is achieved (an “Eligible Portion”) to be scheduled to occur in three equal installments, with the first one-third (1/3rd) of the Eligible Portion to vest within thirty (30) days of achievement of the Performance Milestone and one-third (1/3rd) of the Eligible Portion to vest on each of the first and second anniversaries of achievement of the Performance Milestone, subject in each case to continued service on each such date.

$10.25 Performance Milestone: One-third (1/3rd) of the shares of the Company’s common stock subject to the PSU Award will become an Eligible Portion upon the achievement of $10.25 or greater 100-Day Stock Price occurring in the period beginning on the date of grant of the PSU Award and ending on the four (4) year anniversary of such date (the “Performance Period”).

$11.00 Performance Milestone: One-third (1/3rd) of the shares of the Company’s common stock subject to the PSU Award will become an Eligible Portion upon the achievement of $11.00 or greater with respect to the 100-Day Stock Price during the Performance Period.

$11.75 Performance Milestone: One-third (1/3rd) of the shares of the Company’s common stock subject to the PSU Award will become an Eligible Portion upon the achievement of $11.75 or greater with respect to the 100-Day Stock Price during the Performance Period.

The RSUs comprised the remaining 30% of the annual equity awards to each of the above-named executive officers and vest in three equal, annual installments with a first vest date of February 2, 2022, subject in each case to the named executive officer’s continued service through each vesting date.

Retirement Plan

We maintain a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements under the plan. The plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis.

Participants of our 401(k) plan are able to defer a percentage of their eligible compensation, subject to applicable annual Internal Revenue Code and plan limits. All participants’ interests in their deferrals are 100% vested when contributed. We also provide matching contributions under our 401(k) plan that generally vest over a 4-year period based on the participant’s employment. In February 2021, the Company reinstated its previously suspended match of 50% of the first 6% of eligible compensation contributed, for up to $2,500 per year. Pre-tax contributions are allocated to the participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) plan is intended to qualify under Internal Revenue Code Section 401(a) with the plan’s related trust intended to be tax exempt under Internal Revenue Code Section 501(a). As a tax-qualified retirement plan, the 401(k) plan allows contributions, and earnings on those contributions, not to be taxable to the employees until distributed from the 401(k) plan.

Perquisites and Other Personal Benefits

We generally do not provide perquisites or other personal benefits to our named executive officers.

Compensation Governance

Hedging and Pledging

Pursuant to our Insider Trading Policy, all employees (including executives) are prohibited from engaging in transactions in publicly traded options and other derivative securities with respect to our common stock, including any hedging or similar transaction designed to decrease the risks associated with holding company securities. Our named executive officers are also prohibited from pledging company securities as collateral or holding company securities in a margin account.

Compensation Committee Interlocks and Insider Participation

Messrs. Braham, Chung and Singer are the current members of our compensation committee. None of the members of our compensation committee is or has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our board of directors.

Compensation Program Risk Assessment

Our compensation committee is required to assess whether our compensation policies and practices and, in particular, our performance‐based compensation practices, encourage executives or other employees to take unnecessary or unreasonable risks that could threaten the long‐term value of the Company or that are reasonably likely to have a material adverse effect on the Company. Our compensation committee does not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Management believes that our practices adequately manage this risk because:

•our executive compensation is benchmarked by our independent compensation consultant to our peers;
•annual cash bonuses are capped at 140% of target, which would represent a year-over-year improvement of approximately 16% on revenue and 27% on EBITDA;
•our Executive Incentive Compensation Plan preserves discretion to permit our compensation committee to elect not to pay otherwise achieved bonus amounts for any reason; and
•a meaningful component of compensation is equity grants with extended vesting periods designed to ensure that our executives value and focus on our long‐term performance.

Compensation Process

Our compensation committee is responsible for the executive compensation programs for our executive officers. In order to decide how to compensate our executive officers, our compensation committee considers the recommendations of our Chief Executive Officer regarding compensation for the respective executive officers that report to him based on our results and each executive officer’s contribution toward these results and overall performance. Our Chief Executive Officer does not make recommendations as to his own compensation.

Our compensation committee also decides how to compensate our executive officers, including the Chief Executive Officer, by considering competitive market data. While our compensation committee is authorized to retain the services of executive compensation advisors to establish compensation programs and related policies, it did not retain an advisor during 2021. During 2021, we used information from Radford-AON to help us determine the appropriate level of overall compensation for our executive officers

Tax and Accounting Considerations

In determining executive compensation, the compensation committee also considers, among other factors, the possible tax consequences to us and to our executives. To maintain maximum flexibility in designing compensation programs, the compensation committee, while considering company tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that are intended to be deductible.

Notes

The discussion of performance targets in this Compensation Discussion and Analysis section is exclusively in the context of executive compensation, and you should not use these targets for any other purpose or regard them as an indication of management’s expectations of future results.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the section titled “Compensation Discussion and Analysis” above. Based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in A10’s Annual Report on Form 10-K/A for the year ended December 31, 2021.

Respectfully submitted by the members of the compensation committee of the board of directors:

Peter Y. Chung (Chair)
Tor R. Braham
Eric Singer

FISCAL 2021 SUMMARY COMPENSATION TABLE

The following table provides information regarding the compensation paid to, or earned by, our named executive officers (each, an “NEO” and together, the “NEOs”) for each of our fiscal years ended December 31, 2021, 2020 and 2019.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)
Dhrupad Trivedi(3)	2021	591,667	—	1,699,993	840,000	3,590	3,135,250
Chief Executive Officer	2020	500,000	75,500	—	424,500	3,890	1,003,890
& President	2019	41,667	—	3,215,000	—	109	3,256,776
Brian Becker(4)	2021	297,917	—	399,998	210,000	3,963	911,878
Chief Financial Officer	2020	263,750	—	122,955	93,390	2,861	482,956
Matthew Bruening(5)	2021	320,000	50,000	599,998	448,000	4,951	1,422,949
Executive Vice President	2020	206,515	25,601	925,000	174,399	1,736	1,333,251
Worldwide Sales & Marketing
Robert Cochran(6)	2021	301,744	—	499,998	211,220	18,139	1,031,101
EVP, Legal & Corporate	2020	301,744	—	599,991	128,090	6,342	1,036,167
Collaboration & Secretary	2019	301,744	60,400	702,500	30,174	6,262	1,101,080

(1)The amounts reported in the Stock Awards column represent the grant date fair value of the stock award as computed in accordance with FASB ASC Topic 718. As required by the rules of the SEC, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amount reported in this column does not correspond to the actual economic value that may be received by the NEO from the award. The assumptions that we used to calculate these amounts are discussed in Note [7] to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no stock options granted to our NEOs in fiscal year 2021.
(2)The amounts reported in this column represent life insurance premiums paid on behalf of the executive, 401(k) matching contributions and non-cash gifts.

(3)Mr. Trivedi was appointed to be our President and Chief Executive Officer in December 2019. The amount reported as Bonus represents a discretionary amount awarded by the compensation committee for Mr. Trivedi’s overall positive contributions to the company’s 2020 success in terms of revenue and adjusted EBITDA.
(4)Mr. Becker was appointed as our Interim Chief Financial Officer in September 2020 and as our Chief Financial Officer in February 2021.
(5)Mr. Bruening was appointed as our EVP Worldwide Sales in April 2020 and as our EVP, Worldwide Sales and Marketing in January 2021. The amount reported as Bonus represents a discretionary amount awarded by the compensation committee for Mr. Bruening’s overall positive contributions to the company’s 2020 and 2021 success in terms of revenue and adjusted EBITDA.
(6)The amount reported as Bonus represents a discretionary amount awarded by the compensation committee for Mr. Cochran's overall positive contributions to the company’s 2019 success in terms of revenue and adjusted EBITDA.

GRANTS OF PLAN-BASED AWARDS IN 2021

The following table shows information regarding cash incentive and equity awards granted to our NEOs during our fiscal year ended December 31, 2021.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Plan Name	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	(1)	($)(2)	($)(2)	($)(2)	(#)(3)	(#)(3)	(#)(3)
Dhrupad Trivedi	2/16/2021	Bonus Plan	360,000	600,000	840,000	—	—	—	—	—
	2/2/2021	2014 EIP	—	—	—	39,586	118,762	118,762	—	1,189,995
	2/2/2021	2014 EIP	—	—	—	—	—	—	50,898	509,998
Brian Becker	2/16/2021	Bonus Plan	90,000	150,000	210,000	—	—	—	—	—
	2/2/2021	2014 EIP	—	—	—	9,314	27,944	27,944	—	279,999
	2/2/2021	2014 EIP	—	—	—	—	—	—	11,976	120,000
Matthew Bruening	2/16/2021	Bonus Plan	192,000	320,000	448,000	—	—	—	—	—
	2/2/2021	2014 EIP	—	—	—	13,971	41,916	41,916	—	419,998
	2/2/2021	2014 EIP	—	—	—	—	—	—	17,964	179,999
Robert Cochran	2/16/2021	Bonus Plan	90,523	150,872	211,220	—	—	—	—	—
	2/2/2021	2014 EIP	—	—	—	11,643	34,930	34,930	—	349,999
	2/2/2021	2014 EIP	—	—	—	—	—	—	14,970	149,999

(1)Awards granted under the “Bonus Plan” represent cash incentives granted under our 2021 Executive Cash Incentive Plan. Awards granted under the “2014 Plan” represent awards granted under our 2014 Equity Incentive Plan.
(2)Our non-equity incentive plan awards, and how they were determined, are based on corporate performance; 70% revenue and 30% adjusted EBITDA, as discussed above in the “Compensation Discussion and Analysis.” The amounts listed in this table represent the threshold, target and maximum amounts that would have been earned under the 2021 Executive Cash Incentive Plan assuming each NEO met the minimum thresholds, the target and the maximum of both revenue and adjusted EBITDA portions of the bonus that was awarded to the individual for fiscal year 2021. No amount of the corporate performance portion is earned for failure to achieve both minimum threshold levels for revenue and adjusted EBITDA.
(3)The amounts shown represent shares potentially issuable pursuant to PSUs granted under our 2014 Equity Incentive Plan, as discussed above in the “Compensation Discussion and Analysis.” These awards have both performance-based vesting and service-based vesting. The PSUs will become eligible to vest upon the achievement of certain stock price targets (the “Performance Milestones”), as well as continued service to the Company. The service-based vesting of any portion of the PSUs for which the Performance Milestone is achieved (an “Eligible Portion”) is scheduled to occur in three equal installments, with the first one-third (1/3rd) of the Eligible Portion to vest within thirty (30) days of achievement of the respective Performance Milestone and an additional one-third (1/3rd) to vest on each of the first and second anniversaries of achievement of the respective Performance Milestone, subject in each case to the NEO’s continued service on each such date.
(4)These RSUs are scheduled to vest in three equal annual installments on the first, second and third year anniversaries of February 2, 2021, subject in each case to the NEO's continued service to the Company through each applicable vesting date.
(5)Amounts reported in this column represent the grant date fair value of RSU and PSU awards, calculated in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT 2021 YEAR-END

The following table sets forth information regarding outstanding stock options and stock awards held by our NEOs as of December 31, 2021. The closing price per share on the New York Stock Exchange of our common stock as of December 31, 2021 was $16.58 per share, which was used as the value of our common stock in the calculations.

Option Awards	Stock Awards

		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Name	Grant Date	(#)	(#)	($)		(#)	($)	(#)	($)
Dhrupad Trivedi	12/12/2019(1)(2)	—	—	—	—	62,500	1,036,250	—	—
	12/12/2019(1)(3)	—	—	—	—	375,000	6,217,500	—	—
	2/2/2021(1)(4)	—	—	—	—	50,898	843,889	—	—
	2/2/2021(1)(5)	—	—	—	—	79,176	1,312,738	—	—
Brian Becker	10/22/2018(1)(6)	—	—	—	—	10,125	167,873	—	—
	7/23/2019(1)(7)	—	—	—	—	7,500	124,350	—	—
	7/20/2020(1)(8)	—	—	—	—	2,437	40,405	—	—
	7/20/2020(1)(9)	—	—	—	—	1,625	26,943	—	—
	10/19/2020(1)(5)	—	—	—	—	6,667	110,539	—	—
	2/2/2021(1)(5)(10)	—	—	—	—	11,976	198,562	—	—
	2/2/2021(1)(6)(10)	—	—	—	—	18,630	308,885	—	—
Matthew Bruening	4/29/2020(1)(11)	—	—	—	—	18,750	310,875	—	—
	4/29/2020(1)(3)	—	—	—	—	100,000	1,658,000	—	—
	2/2/2021(1)(4)	—	—	—	—	17,964	297,843	—	—
	2/2/2021(1)(5)	—	—	—	—	27,945	463,328	—	—
Robert Cochran	10/24/2013(12)(13)	106,665	—	$8.51	10/24/2023	—	—	—	—
	12/22/2014(1)(13)	80,000	—	$4.40	12/22/2024	—	—	—	—
	2/12/2016(1)(13)	85,000	—	$5.52	2/12/2026	—	—	—	—
	10/22/2018(1)(14)	—	—	—	—	9,719	161,141	—	—
	4/22/2019(1)(15)	—	—	—	—	15,032	249,231	—	—
	7/2/2020(1)(16)(17)	—	—	—	—	19,736	327,223	—	—
	7/2/2020(1)(5)(17)	—	—	—	—	40,936	678,719	—	—
	2/2/2021(1)(4)	—	—	—	—	14,970	248,203	—	—
	2/2/2021(1)(5)	—	—	—	—	23,287	386,098	—	—

(1)Each of the outstanding stock option awards, RSU awards and PSU awards was granted under our 2014 Equity Incentive Plan.
(2)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of December 5, 2019, in each case subject to NEO remaining a service provider through each applicable vesting date.
(3)All three performance milestones of this PSU have been met, therefore, one third (1/3rd) of the shares subject to the respective milestone is scheduled to vest in equal, annual installments over a three-year period following January 28, 2021, March 12, 2021 and August 5, 2021, as applicable, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(4)One third (1/3rd) of the shares of our common stock subject to the RSU award is scheduled to vest in three successive, equal, yearly installments commencing on the one-year anniversary of February 2, 2021, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(5)All three performance milestones of this PSU have been met, therefore, the first one-third (1/3rd) of the shares subject to each performance milestone vested within 30 days of the date of achievement of the corresponding milestone and an additional one-third (1/3rd) of the shares subject to each performance milestone on each of the first and second annual anniversaries of July 30, 2021, August 17, 2021 and September 2, 2021, as applicable, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(6)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of January 5, 2018, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(7)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of August 5, 2019, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(8)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of August 5, 2020, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(9)The performance milestone for this PSU has been met, therefore, fifty percent (50%) of the shares of our common stock subject to the PSU vested within 30 days of achievement of the milestone and one fourth (1/4th) of the shares subject to the PSU are scheduled to vest in two successive, equal, yearly installments commencing on the one-year anniversary of January 28, 2021, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(10)In the event that we terminate the Mr. Becker’s employment without cause (not including due to death or disability) or he resigns for good reason at any time during the period beginning on the date that we enter into an agreement resulting in our change in control and ending on the date 12 months after the change in control, the award will accelerate vesting in full.
(11)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of May 5, 2020, subject in each case subject to NEO remaining a service provider through the applicable vesting date.

(12)This outstanding stock option award was granted under our 2008 Equity Incentive Plan, as amended.
(13)This stock option grant is fully vested.
(14)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of April 26, 2018, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(15)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of May 5, 2019, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(16)One quarter (1/4th) of the shares of our common stock subject to the RSU award is scheduled to vest in four successive, equal, yearly installments commencing on the one-year anniversary of April 1, 2020, subject in each case subject to NEO remaining a service provider through the applicable vesting date.
(17)The contractual vesting acceleration in the NEO’s Change in Control and Severance Agreement does not apply to this award.

OPTION EXERCISES AND STOCK VESTED IN 2021

The following table sets forth the number of shares of common stock acquired during 2021 by our NEOs upon the exercise of stock options and the vesting of stock awards and the value realized upon such exercise or vesting.

Name	Option Awards— Number of Shares Acquired on Exercise (#)	Option Awards— Value Realized on Exercise ($)(1)	Stock Awards— Number of Shares Acquired on Vesting (#)	Stock Awards— Value Realized on Vesting ($)(2)
Dhrupad Trivedi	—	—	70,836	1,026,441
Brian Becker	—	—	28,960	340,826
Matthew Bruening	—	—	20,221	251,001
Robert Cochran	173,333(3)	2,074,389	67,567	715,208

(1)The value realized upon exercise was determined by multiplying (i) the number of shares exercised by (ii) the difference between the exercise price per share and the closing price per share on the New York Stock Exchange of our common stock on the day of exercise.
(2)The value realized upon vesting was determined by multiplying (i) the number of shares of our common stock acquired on vesting by (ii) the closing price per share on the New York Stock Exchange of our common stock on the day of vesting.
(3)The option was net exercised and the shares withheld for purposes of the exercise price were 83,937 shares.

PENSION BENEFITS & NONQUALIFIED DEFERRED COMPENSATION

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during 2021.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive Officer Employment Agreements

We entered into employment offer letters with certain of our NEOs in connection with commencement of employment with us. Mr. Trivedi, Mr. Bruening and Mr. Cochran are eligible to receive certain severance payments and/or benefits in connection with their termination of employment under various circumstances, including following a change in control, pursuant to written change in control and severance arrangements described below.

Change in Control and Severance Agreements

We entered into a Change in Control and Severance Agreement (each, an ‘‘Agreement’’ and together, the ‘‘Agreements’’) with each of Mr. Trivedi, Mr. Bruening and Mr. Cochran.

Each Agreement provides that upon completion of at least one year of employment in an executive role, except in the case of Mr. Trivedi who did not have a one year threshold, if (a) we terminate the executive’s employment with us for any reason other than for cause and not due to the executive’s death or disability, or (b) the executive resigns for Good Reason (as defined in the Agreement), and in each case the termination does not occur during the Change in Control Period (as defined in the Agreement), the executive will receive the following severance benefits: (i) continuing payments of salary at a rate equal to executive’s base salary rate in effect immediately prior to the executive’s termination for a period of 12 months in the case of Mr. Trivedi or 9 months in the case of the other NEOs, and (ii) continuing payments to reimburse the executive for COBRA continuation coverage for a period of up to 12 months in the case of Mr. Trivedi or 9 months in the case of the other NEOs.

Each Agreement further provides that if we terminate the executive’s employment with us for any reason other than cause and not due to the executive’s death or disability, or the executive resigns for Good Reason, and in each case the termination occurs during the Change in Control Period, the executive will receive the following severance benefits: (i) a lump sum cash payment equal to 100% of the greater of the executive’s salary in effect as of immediately prior to his employment termination or the Change in Control, (ii) a lump sum cash payment equal to 100% of the greater of the executive’s target bonus in effect for the year in which the executive’s employment terminates or the Change in Control occurs, (iii) continuing payments to reimburse the executive for COBRA continuation coverage for a period of up to 12 months, and (iv) 100% accelerated vesting of the executive’s outstanding equity awards, with any applicable performance goals considered achieved at the target levels (with certain exceptions as listed below).

The RSU equity awards granted to Mr. Cochran in 2020 specifically do not have any accelerated vesting.

In order to receive the severance benefits under the Agreement, the executive must sign and not revoke a release of claims in our favor and comply with confidentiality obligations.

As defined in the Agreements, “Cause’’ generally means the executive’s (i) repeated failure to perform his duties and responsibilities to the Company or abide in all material respects with the Company’s policies after receiving written notice, (ii) engagement in illegal conduct injurious to the Company in any material respect, (iii) material violation or material breach of his confidential information and invention agreement with the Company that is not cured within 20 days of written notice or is incapable of cure, or (iv) conviction or plea of no contest to a felony (other than motor vehicle offenses that do not materially impair the executive’s performance of his employment duties) or any crime involving fraud, embezzlement or other offense involving moral turpitude, and/or committing any act of embezzlement, dishonesty or fraud against or the misappropriation of material property belonging to the Company.

As defined in the Agreements, ‘‘Change in Control Period’’ generally means, subject to the occurrence of a Change in Control, the period beginning on the date that an agreement to enter into such Change in Control is signed and executed and ending on the date 12 months following such Change in Control. As defined in the Agreements, ‘‘Change in Control’’ generally means the occurrence of any of the following events: (i) a change in our ownership that occurs on the date that any one person or persons acting as a group (‘‘Person’’), acquires ownership of our stock that, together with the stock already held by such Person, constitutes more than 50% of the total voting power of our stock; or (ii) a change in our effective control that occurs on the date that a majority of members of our board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election; or (iii) a change in the ownership of a substantial portion of our assets that occurs on the date that any Person acquires (or has acquired during a 12-month period) assets from us with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition(s), excluding any transfer to an entity that is controlled by our stockholders immediately after the transfer and any transfer of assets by us to an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us. For purposes of this definition, gross fair market value means the value of our assets, or the value of our assets being disposed of, determined without regard to any liabilities associated with such assets.

As defined in the Agreements, ‘‘Good Reason’’ generally means the executive’s voluntary termination of employment with us within 90 days following the expiration of our cure period following one or more of the following occurring without the executive’s prior consent: (i) a material reduction in the executive’s gross base salary other than in connection with a similar reduction for all similarly situated employees; (ii) a material reduction in the executive’s authority, duties, or responsibilities; or (iii) a relocation of the executive’s principal place of work to a location that is more than 50 miles from his current principal work site for us. The executive may not resign for Good Reason without first providing us with notice within 60 days of the initial existence of the condition that he believes constitutes Good Reason identifying the grounds for Good Reason and a reasonable cure period of at least 30 days following the date of such notice, during which such grounds must not have been cured.

Mr. Becker’s 2021 RSU and PSU Agreements

Each of Mr. Becker’s 2021 RSU and PSU agreements provides that if we terminate the Mr. Becker’s employment with us for any reason other than cause and not due to the executive’s death or disability, or the executive resigns for Good Reason, and in each case the termination occurs during the Change in Control Period, Mr. Becker will receive 100% accelerated vesting of the outstanding equity awards for the RSU and PSU grants made to him on February 2, 2021.

POTENTIAL PAYMENTS

The following table provides an estimate of the payments and benefits that would be provided in the circumstances described above for each of the NEOs, assuming the triggering event took place on December 31, 2021 (the last business day of 2021) and based on the $16.58 closing price per share of our common stock on the New York Stock Exchange on that date. A number of factors may affect the nature and amount of any potential payments or benefits, and as a result, the payments and benefits actually paid (if any) may be different. For example, a triggering event may occur on a date other than December 31, 2021, the price per share of our common stock on the date of the triggering event may be higher or lower than $16.58 or the assumptions relied upon in the estimate of potential payments and benefits below may not reflect the actual circumstances of the triggering event. Accordingly, there is no guarantee that a triggering event would produce the same or similar results as those estimated below.

Termination of Employment Unrelated to a Change in Control

Name	Salary Continuation ($)	Value of Continued Health Care Coverage Premiums ($)	Total ($)
Dhrupad Trivedi	600,000	28,296	628,296
Matthew Bruening	240,000	13,716	253,716
Robert Cochran	226,308	21,222	247,530

Termination of Employment in Connection with a Change in Control

Name	Salary Continuation ($)	Target Annual Cash Bonus ($)	Restricted Stock Units and Performance-Based Restricted Stock Units ($)(1)	Value of Continued Health Care Coverage Premiums ($)	Total ($)
Dhrupad Trivedi	600,000	600,000	9,410,377	28,296	10,638,673
Brian Becker	—	—	507,447	—	507,447
Matthew Bruening	320,000	320,000	2,730,046	18,288	3,388,334
Robert Cochran	301,744	150,872	1,044,673	28,296	1,525,585

(1)The amounts reported in the table reflect the aggregate market value of the unvested shares of our common stock underlying outstanding RSU awards that would have vested had the NEO been terminated in connection with a Change in Control. The aggregate market value is computed by multiplying (i) the number of unvested shares of our common stock subject to outstanding RSU awards and PSUs on December 31, 2021, that would become vested by (ii) $16.58 (the closing market price of our common stock on the New York Stock Exchange on December 31, 2021, the last trading day in the fiscal year ended December 31, 2021).

ASSUMPTIONS AND EXPLANATIONS OF NUMBERS IN TABLES

The compensation committee retains discretion to provide additional benefits to executive officers upon termination or resignation if it determines the circumstances so warrant.

CEO PAY RATIO

Presented below is the ratio of annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee. The ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. SEC rules for identifying the median employee allow companies to apply various methodologies and assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

As determined in accordance with SEC rules, the fiscal year 2021 annual total compensation was $3,135,250 for our Chief Executive Officer, as reported in the “Summary Compensation Table” above. We estimate that the fiscal year 2021 annual total compensation for the median of all employees, excluding our Chief Executive Officer, was $178,144. The resulting ratio of our Chief Executive Officer’s annual total compensation to that of the median of all employees, excluding our Chief Executive Officer, for fiscal year 2021 is 17.6 to 1.

As permitted by SEC rules, to identify our median employee, we elected to use the annual total cash compensation of each employee for fiscal year 2021. For these purposes, annual total cash compensation included annual base salary or hourly wages, cash incentives, commissions, comparable cash elements of compensation in non-U.S. jurisdictions and grant date fair market value of equity compensation granted in fiscal year 2021. We utilized internal human resources records with all foreign currencies converted to U.S. dollars. All amounts were annualized for permanent employees who did not work for the entire year. We identified the employee with the median compensation calculated as described above. We calculated annual total compensation for the median employee using the same methodology used to calculate the

‘‘Total’’ column of the ‘‘Summary Compensation Table.’’ We selected the median employee from among our global population of employees as of the end of fiscal year 2021. We did not exclude any employees whether pursuant to the de minimis exemption for foreign employees or any other permitted exclusion.

[1] We define Adjusted EBITDA as our GAAP net income (loss) excluding (i) interest expense, (ii) interest and other (income) expense, net, (iii) depreciation and amortization expense, (iv) provision for (benefit from) income taxes, (v) stock -based compensation and related payroll tax, (vi) global distribution center transition expense, and (vi) non-recurring facilities expense.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 for:

•each of our directors;
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

We have based our calculation of the percentage of beneficial ownership on 75,701,031 shares of our common stock outstanding as of March 31, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2022 or issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o A10 Networks, Inc., 2300 Orchard Parkway, San Jose, California 95131. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Summit Partners, L.P(1)	8,877,890	11.73%
The Vanguard Group(2)	5,695,441	7.52%
Entities affiliated with Blackrock, Inc.(3)	4,417,012	5.83%
Entitles affiliated with First Trust Portfolios(4)	4,101,308	5.42%
NEOs and Directors:
Dhrupad Trivedi	109,438	*
Brian Becker	21,718	*
Matthew Bruening(5)	25,490	*
Robert Cochran(6)	540,321	*
Tor R. Braham(7)	135,558	*
Peter Y. Chung(1)	8,877,890	11.73%
Mary Dotz(8)	13,082	*
Eric Singer(9)	1,070,211	1.41%
All current executive officers and directors as a group (8 persons)(10)	10,793,708	14.26%

* Represents beneficial ownership of less than one percent (1%).

(1)Includes (i) 6,362,818 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-A, L.P.; (ii) 2,324,553 shares of common stock held of record by Summit Partners Growth Equity Fund VIII-B, L.P.; (iii) 37,202 shares of common stock held of record by Summit Investors I, LLC, (iv) 3,273 shares of common stock held of record by Summit Investors I (UK), L.P., (v) 133,095 shares held in the name of Peter Y. Chung and (vi) 16,949 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022. Peter Y. Chung holds shares and any RSUs for the benefit of Summit Partners, L.P., which he has empowered to determine when the underlying shares will be sold and which is entitled to the proceeds of any such sales. Summit Partners, L.P. is the managing member of Summit Partners GE VIII, LLC, which is the general partner of Summit Partners GE VIII, L.P., which is the general partner of each of Summit Partners Growth Equity Fund VIII-A, L.P. and Summit Partners Growth Equity Fund VIII-B, L.P. Summit Master Company, LLC is the managing member of Summit Investors Management, LLC, which is the manager of Summit Investors I, LLC, and the general partner of Summit Investors I (UK), L.P. Summit Master Company, LLC, as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power, to Summit Partners, L.P. and its Investment Committee. Summit Partners, L.P., through a two-person Investment Committee currently composed of Martin J. Mannion and Peter Y. Chung, has voting and dispositive authority over the shares held by each of these entities and therefore may be deemed to beneficially owns such shares. In addition, Mr. Chung is a member of Summit Master Company, LLC. Each of the Summit entities mentioned herein, Summit Partners, L.P., Summit Master Company, LLC, Mr. Mannion and Mr. Chung disclaim beneficial ownership of the shares of common stock and the RSUs in each case, to the extent of it or his pecuniary interest therein. The address for each of these entities and persons is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(2)A Schedule 13G/A was filed with the SEC on February 9, 2022 by The Vanguard Group (“Vanguard”). Vanguard is a parent holding company with the following subsidiaries who are also beneficial owners: Vanguard Asset Management, Limited, Vanguard Fiduciary Trust Company, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Australia Ltd, Vanguard Investments Canada Inc., Vanguard Investments Hong Kong Limited and Vanguard Investments UK, Limited. This Schedule 13G/A reports that Vanguard has shared voting power with respect to 104,721 shares beneficially owned as of December 31, 2021, sole dispositive power with respect to 5,544,153 shares beneficially owned as of December 31, 2021 and shared dispositive power with respect to 151,288 shares beneficially owned as of December 31, 2021. The address for each of these entities is 100 Vanguard Blvd., Malvern, PA 19355.

(3)A Schedule 13G/A was filed with the SEC on February 3, 2022 by BlackRock, Inc. (“BlackRock”). BlackRock is a parent holding company with the following subsidiaries who are also beneficial owners: BlackRock International Limited, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisor, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Investment Management, LLC. This Schedule 13G/A reports that BlackRock has sole voting power with respect to 4,296,128 shares and sole dispositive power with respect to 4,417,012 shares beneficially owned as of December 31, 2021. The address for each of these entities is 55 East 52nd Street, New York, NY 10055.

(4)A Schedule 13G was filed with the SEC on January 28, 2022 by First Trust Portfolios L.P.(“FT Portfolios”), First Trust Advisors L.P. (“FT Advisors”) and The Charger Corporation (“Charger”). This Schedule 13G reports that FT Portfolios has shared dispositive power with respect to 393,894 shares beneficially owned as of December 31, 2021 and FT Advisors and Charger each have shared voting power and shared dispositive power with respect to 4,101,308 shares beneficially owned as of December 31, 2021. The address for each of these entities is 120 East Liberty Drive, Suite 400, Wheaton, IL 60187.

(5)Includes 6,250 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022.

(6)Includes 271,665 shares issuable upon exercise of options exercisable within 60 days of March 31, 2022 and 23,814 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022.

(7)Includes 16,949 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022.

(8)Includes 5,649 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022.

(9)Includes (i) 645,541 shares of common stock held of record by VIEX Opportunities Fund, LP – Series One, (ii) 183,036 shares of common stock held of record by VIEX Opportunities Fund, LP – Series Two, (iii) 224,685 shares of common stock held of record by Eric Singer (of which, 26,150 shares issued to him as his role as an outside director) and (iv) 16,949 shares issuable pursuant to RSUs in the name of Eric Singer which are subject to vesting conditions expected to occur within 60 days of March 31, 2022. Eric Singer, is the managing member of VIEX Capital Advisors, LLC (“VIEX Capital”). VIEX Capital is the investment manager and Eric Singer is the managing member of the following affiliated entities: VIEX Opportunities Fund, LP – Series One, VIEX Opportunities Fund, LP – Series Two, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities Fund III, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC and VIEX Special Opportunities GP III, LLC. The address for each of these entities and Mr. Singer is 745 Boylston Street, 3rd Floor, Boston, MA 02116.

(10)Includes (i) 271,665 shares issuable upon exercise of options held by our current executive officers and directors exercisable within 60 days after March 31, 2022 and (ii) 86,560 shares issuable pursuant to RSUs which are subject to vesting conditions expected to occur within 60 days of March 31, 2022.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,587,780(2)	$6.13(3)	11,636,454
Equity compensation plans not approved by stockholders	—	—	—
Total	4,587,780(2)	$6.13(3)	11,636,454

(1)Includes 10,249,815 shares under our 2014 Equity Incentive Plan (the “2014 Plan”) which provides that the number of shares of our common stock (“Shares”) available for issuance under the 2014 Plan will be increased on the first day of each fiscal year (the “Evergreen”) in an amount equal to the least of (i) 8,000,000 Shares, (ii) five percent (5%) of the outstanding Shares on the last day of the immediately preceding fiscal year or (iii) such number of Shares determined by our board of directors; provided, however, that such determination under clause (iii) will be made no later than the last day of the immediately preceding fiscal year. In November 2020, the board of directors determined that the Evergreen under the 2014 Plan shall be zero (0) Shares for 2021 and for each subsequent year during the term of the 2014 Plan, unless otherwise determined by the board of directors for a given year prior to the commencement of such given year. Also, includes 1,386,639 shares available for issuance under our 2014 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

(2)Consists of 3,716,875 shares granted as RSUs or PSUs and options to purchase 870,905 shares and excludes purchase rights under the 2014 Employee Stock Purchase Plan.

(3)The weighted average exercise price does not take into account outstanding RSUs, PSUs, or restricted stock awards, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and the listing standards of the New York Stock Exchange. In addition, compensation committee members must also satisfy the independence criteria set forth under the listing standards of the New York Stock Exchange.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that all of our directors other than Mr. Trivedi, our Chief Executive Officer, are “independent” as that term is defined under the listing standards of the New York Stock Exchange and do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Related Person Transactions.”

RELATED PERSON TRANSACTIONS

The audit committee of our board of directors has the primary responsibility for reviewing and approving transactions with related parties. The audit committee charter provides that the audit committee may review and approve in advance any related party transactions.

We have adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of the audit committee, subject to the exceptions described below. In approving or rejecting any such proposal, the audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. The audit committee has determined that certain transactions shall be deemed to be pre-approved by the audit committee, even if the aggregate amount involved will exceed $120,000, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and transactions available to all employees generally.

No member of our Board or management was aware of any transactions that would be required to be disclosed in this section.

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

Employment Arrangements and Indemnification Agreements

We have entered into employment arrangements with certain of our current and former executive officers. See ‘‘Executive Officer Employment Agreements.’’

We have also entered into indemnification agreements with certain of our officers and directors that require us to indemnify our officers and directors to the fullest extent permitted by Delaware law.

Item 14. Principal Accounting Fees and Services

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees for professional audit services and other services rendered to the Company by Armanino LLP (PCAOB ID:32) (San Jose, California) for our fiscal year ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$897,763	$806,950
Audit-Related Fees(2)	__	__
Tax Fees(3)	__	__
All Other Fees(4)	__	__
Total Fees	$897,763	$806,950

(1)Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.
(3)Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.
(4)All Other Fees consist of permitted services other than those that meet the criteria above.

Auditor Independence

In our fiscal year ended December 31, 2021, there were no other professional services provided by Armanino LLP, other than those listed above, that would have required the audit committee to consider their compatibility with maintaining the independence of Armanino LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, the audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Armanino LLP for our fiscal year ended December 31, 2021 and 2020 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits
The following exhibits are filed with or incorporated by reference in this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29*	Letter Agreement, dated as of November 20, 2019, among A10 Networks, Inc., VIEX Opportunities Fund, LP - Series One, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC and Eric Singer	8-K	001-36343	10.1	November 21, 2019
10.30	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.31	Common Stock Repurchase and Option Exchange Agreement, dated as of May 17, 2020, between the Registrant and Lee Chen	8-K	001-36343	10.1	May 17, 2020
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Armanino LLP, independent registered public accounting firm	10-K	001-36343	23.1	March 8, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-36343	31.1	March 8, 2022
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-36343	31.2	March 8, 2022
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-36343	32.1	March 8, 2022
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-36343	32.2	March 8, 2022
101.INS	XBRL Instance Document.	10-K	001-36343	101.INS	March 8, 2022
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-36343	101.SCH	March 8, 2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36343	101.CAL	March 8, 2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36343	101.DEF	March 8, 2022
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-36343	101.LAB	March 8, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36343	101.PRE	March 8, 2022
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 20, 2022	A10 NETWORKS, INC.

	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer, President and Chairperson of the Board (Principal Executive Officer)