Form 10-Q
period 2022-03-31
A10 Networks, Inc.
filed 2022-05-05
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 75,824,501.

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
• our ability to maintain profitability while continuing to invest in our sales, marketing, product development, distribution channel partner programs and research and development teams;
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
unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate (especially in light of the ongoing adverse effects of the COVID-19 global pandemic); execution risks related to closing key deals and improving our execution, the continued market adoption of our products, our ability to successfully anticipate market needs and opportunities, our timely development of new products and features, our ability to maintain profitability, any loss or delay of expected purchases by our largest end-customers, our ability to maintain or improve our competitive position, competitive and execution risks related to cloud-based computing trends, our ability to attract and retain new end-customers and our largest end-consumers, our ability to maintain and enhance our brand and reputation, changes demanded by our customers in the deployment and payment model for our products, continued growth in markets relating to network security, the success of any future acquisitions or investments in complementary companies, products, services or technologies, the ability of our sales team to execute well, our ability to shorten our close cycles, the ability of our channel partners to sell our products, variations in product mix or geographic locations of our sales, risks associated with our presence in international markets, weaknesses or deficiencies in our internal control over financial reporting, and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

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

NOTE REGARDING COVID-19

    In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. As a result of the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to continue implementing modifications on our business practices (including work-from-home policies and restrictions on travel by our employees). These same developments may affect the operations of our contract manufacturers and many of our vendors, as their own workforce and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2022.

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

RISK FACTOR SUMMARY

Risks Related to Our Business, Operations and Industry
• the effects of the COVID-19 pandemic;
• anticipating market needs and opportunities, and market adoption of our products;
• timely development of new products and features;
• maintaining profitability;
• variability in our operating results;
• our reliance on shipments at the end of the quarter;
• intense competition and maintaining or improving our competitive position;
• cloud-based computing trends;
• maintaining and enhancing our brand and reputation;
• a limited number of end-customers comprise a significant portion of revenue;
• changes demanded by customers in our deployment and payment models;
• large end-customers demanding favorable terms and conditions;
• fluctuations in our gross margin;
• significant revenue from international sources;
• continued expansion of our international operations;
• hiring, retaining and motivating qualified personnel;
• exploration of strategic alternatives;
• adverse economic conditions resulting in reduced technology spending;
• our dependence on third-party manufacturers;
• limited supply sources, supply shortages and changes;
• real or perceived defects, errors or vulnerabilities in our products and services;
• warranty claims, returns, liability and defects;
• undetected software and hardware errors;
• use of open source software;
• interoperability with systems developed by others;
• prevention of inventory excesses or shortages;
• our ability to sell products dependent on quality support and services;
• maintaining high-quality support and services;
• product conformity with industry standards;
• our dependence on information technology systems;
• potential future acquisitions;
• credit risk of distribution partners and customers; and
• earthquakes, fires, power outages, floods, acts of war and terrorism.

Risks Related to Intellectual Property, Litigation, Laws and Regulations
• litigation and claims regarding our intellectual property rights;
• protecting our intellectual property rights;
• U.K. political developments including Brexit;
• enhanced U.S. tariffs, import/export restrictions, Chinese regulations, trade barriers;
• protecting and securing confidentiality of data;
• costs of protecting against security breaches;
• our protection of personal data;
• sales to governmental organizations;
• compliance with governmental laws and regulations;
• governmental export and import controls;
• environmental laws and regulations;
• limitations on use of net operating loss carryforwards;
• changes in tax laws or regulations or, adverse outcomes to tax return examinations;
• changes in generally accepted accounting principles;
• our ability to maintain effective internal controls;
• our charter and Delaware law could discourage takeover attempts leading to management entrenchment;
• certain stockholder actions governed by the Court of Chancery of the State of Delaware; and
• increasing attention on environmental, social and governance matters.

Risks Related to Capitalization and Financial Markets
• fluctuations in foreign currency exchange rates;

• ownership concentration of our common stock;
• our ability to raise additional funds and stockholder dilution;
• volatility of the price of our common stock;
• potential substantial sales of common stock in the public markets;
• reports by security and industry analysts,
• changes to our dividend program; and
• our repurchase program.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,758	$78,925
Marketable securities	96,945	106,117
Accounts receivable, net of allowances of $708 and $543, respectively	49,282	61,795
Inventory	20,832	22,462
Prepaid expenses and other current assets	17,416	14,720
Total current assets	252,233	284,019
Property and equipment, net	13,460	10,692
Goodwill	1,307	1,307
Deferred tax assets, net	65,555	65,773
Other non-current assets	29,192	31,294
Total assets	$361,747	$393,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,994	$6,852
Accrued liabilities	30,213	36,101
Deferred revenue	74,125	73,132
Total current liabilities	109,332	116,085
Deferred revenue, non-current	47,224	48,499
Other non-current liabilities	19,214	19,613
Total liabilities	175,770	184,197
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 85,117 and 84,717 shares issued and 75,701 and 77,423 shares outstanding, respectively	1	1
Treasury stock, at cost: 9,416 and 7,294 shares, respectively	(83,999)	(55,677)
Additional paid-in-capital	449,742	446,035
Dividends paid	(7,749)	(3,880)
Accumulated other comprehensive income	(1,005)	(229)
Accumulated deficit	(171,013)	(177,362)
Total stockholders' equity	185,977	208,888
Total liabilities and stockholders' equity	$361,747	$393,085
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$37,045	$30,540
Services	25,627	24,303
Total revenue	62,672	54,843
Cost of revenue:
Products	8,633	7,086
Services	4,206	5,413
Total cost of revenue	12,839	12,499
Gross profit	49,833	42,344
Operating expenses:
Sales and marketing	22,782	19,092
Research and development	12,887	13,981
General and administrative	6,162	5,247
Total operating expenses	41,831	38,320
Income from operations	8,002	4,024
Non-operating expense, net:
Interest and other expense, net	(513)	(1,183)
Total non-operating expense, net	(513)	(1,183)
Income before provision for income taxes	7,489	2,841
Provision for income taxes	1,140	184
Net income	$6,349	$2,657
Net income per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted-average shares used in computing net income per share:
Basic	76,795	76,704
Diluted	79,285	79,636

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$6,349	$2,657
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(776)	(88)
Comprehensive income	$5,573	$2,569

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Shares of common stock issued and outstanding
Beginning balance	77,423	76,346
Common stock issued under employee equity incentive plans	400	765
Repurchase of common stock	(2,122)	(9)
Ending balance	75,701	77,102

Stockholders' equity
Beginning balance	$208,888	$115,974
Common stock:
Beginning balance	$1	$1
Common stock issued under employee equity incentive plans	—	—
Ending balance	$1	$1

Treasury stock, at cost:
Beginning balance	$(55,677)	$(37,410)
Repurchase of common stock	(28,322)	(88)
Ending balance	$(83,999)	$(37,498)

Dividends declared:
Beginning balance	$(3,880)	$—
Payments for dividends	(3,869)	—
Ending balance	$(7,749)	$—

Additional paid-in capital:
Beginning balance	$446,035	$425,534
Common stock issued under employee equity incentive plans	165	1,756
Stock-based compensation	3,542	4,448
Ending balance	$449,742	$431,738

Accumulated other comprehensive income:
Beginning balance	$(229)	$98
Unrealized loss on marketable securities, net of tax	(776)	(88)
Ending balance	$(1,005)	$10

Accumulated deficit:
Beginning balance	$(177,362)	$(272,249)
Net income	6,349	2,657
Ending balance	$(171,013)	$(269,592)

Total stockholders' equity	$185,977	$124,659

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,349	$2,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,844	2,413
Stock-based compensation	3,452	4,399
Other non-cash items	287	181
Changes in operating assets and liabilities:
Accounts receivable	12,535	(315)
Inventory	1,433	1,086
Prepaid expenses and other assets	(1,568)	(60)
Accounts payable	(1,857)	(501)
Accrued liabilities	(6,287)	(12,106)
Deferred revenue	(280)	4,519
Net cash provided by operating activities	15,908	2,273
Cash flows from investing activities:
Proceeds from sales of marketable securities	4,550	1,300
Proceeds from maturities of marketable securities	17,173	24,140
Purchases of marketable securities	(13,635)	(36,197)
Purchases of property and equipment	(3,137)	(769)
Net cash provided by (used in) investing activities	4,951	(11,526)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	165	1,756
Repurchase of common stock	(28,322)	(88)
Payments for dividends	(3,869)	—
Net cash provided by (used in) financing activities	(32,026)	1,668
Net decrease in cash and cash equivalents	(11,167)	(7,585)
Cash and cash equivalents—beginning of period	$78,925	$83,281
Cash and cash equivalents—end of period	$67,758	$75,696

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$196	$97
Purchases of property and equipment included in accounts payable	$1	$172

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

Our product portfolio provides cybersecurity and infrastructure solutions. The portfolio consists of the following major categories; Standalone Thunder Application Delivery Controller (ADC), Carrier-Grade Network Access Translation (CGNAT)/Convergent Firewall (CFW) and Thunder Threat Protection System (TPS) for DDOS protection/Secure Socket Layer Insight (SSLi). In addition, we deliver management, automation and analytics tools including Harmony Controller and aGalaxy. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three geographic regions: the Americas, Asia Pacific and EMEA. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. Our previously reported customer revenues in the Japan and the Asia Pacific (excluding Japan) regions are now combined in the Asia Pacific region. We believe our two customer verticals and our revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2022, we have sold our products to more than 7,800 end-customers worldwide since our inception.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited financial statements, which are included in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC (the “2021 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2021 Annual Report.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

    Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2022	2021
Customer A (an end-customer)	17%	*
Customer B (a distribution channel partner)	11%	12%
Customer C (a distribution channel partner)	*	10%
* represents less than 10% of total revenue

As of March 31, 2022, three customers accounted for 21%, 12% and 10%, respectively, of our total gross accounts receivable. As of December 31, 2021, two customers accounted for 14% and 11%, respectively, of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, using a modified retrospective approach, with certain exceptions allowed. The standard amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a significant impact on the Company’s condensed consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles – Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In January 2020, the Company adopted ASU 2017-04, and the adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820 – Changes to the Disclosure Requirements for the Fair Value Measurement) (“ASU 2018-13”). Under ASU 2018-13, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2022 (in thousands):

March 31, 2022
Operating leases
Right-of-use assets:
Other non-current assets	$22,347
Total right-of-use assets	$22,347

Lease liabilities:
Accrued liabilities	$3,906
Other non-current liabilities	18,898
Total operating lease liabilities	$22,804

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$3,416
2023	4,559
2024	4,667
2025	4,778
2026	4,892
Thereafter	2,414
Total lease payments	24,726
Less: imputed interest	(1,922)
Present value of lease liabilities	$22,804

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$1,071	$1,373
Short-term lease costs	130	147
Total lease costs	$1,201	$1,520

Average lease terms and discount rates for the Company’s operating leases were as follows:

March 31, 2022
Weighted-average remaining term (years)	5.30
Weighted-average discount rate	3.17%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,290
Right-of-use assets obtained in exchange for new lease liabilities	$672

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$50,263	$—	$(699)	$49,564	$62,588	$1	$(168)	$62,421
U.S. Treasury and agency securities	19,906	—	(278)	19,628	13,904	—	(59)	13,845
Commercial paper	22,083	—	—	22,083	23,570	—	—	23,570
Asset-backed securities	5,698	—	(28)	5,670	6,285	—	(4)	6,281
Total	$97,950	$—	$(1,005)	$96,945	$106,347	$1	$(231)	$106,117

During the three months ended March 31, 2022 and 2021, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$62,717	$62,429
Mature in 1 - 3 years	35,233	34,516
Total	$97,950	$96,945

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$47,549	$(699)	$—	$—	$47,549	$(699)
U.S. Treasury and agency securities	19,628	(278)	—	—	19,628	(278)
Asset-backed securities	5,670	(28)	—	—	5,670	(28)
	$72,847	$(1,005)	$—	$—	$72,847	$(1,005)

Marketable securities in an unrealized loss position as of December 31, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$62,012	$(168)	$—	$—	$62,012	$(168)
U.S. Treasury and agency securities	13,845	(59)	—	—	13,845	(59)
Asset-backed securities	6,281	(4)	—	—	6,281	(4)
	$82,138	$(231)	$—	$—	$82,138	$(231)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2022 and 2021.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$42,238	$—	$—	$42,238	$62,021	$—	$—	$62,021
Cash equivalents	25,520	—	—	25,520	16,904	—	—	16,904
Corporate securities	—	49,564	—	49,564	—	62,421	—	62,421
U.S. Treasury and agency securities	—	19,628	—	19,628	—	13,845	—	13,845
Commercial paper	—	22,083	—	22,083	—	23,570	—	23,570
Asset-backed securities	—	5,670	—	5,670	—	6,281	—	6,281
Total	$67,758	$96,945	$—	$164,703	$78,925	$106,117	$—	$185,042

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2022 and 2021.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$9,876	$10,774
Finished goods	10,956	11,688
Total inventory	$20,832	$22,462

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Prepaid expenses	$4,735	$4,326
Deferred contract acquisition costs	8,589	7,399
Other	4,092	2,995
Total prepaid expenses and other current assets	$17,416	$14,720

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31, 2022	December 31, 2021
	(in years)
Equipment	1 - 5	$27,087	$25,407
Software	1 - 3	840	807
Furniture and fixtures	1 - 7	545	545
Leasehold improvements	Lease term	3,236	3,231
Construction in process		6,169	4,823
Property and equipment, gross		37,877	34,813
Less: accumulated depreciation		(24,417)	(24,121)
Property and equipment, net		$13,460	$10,692

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. We expect the largest of these projects to be available for release to customers in the fourth quarter of 2022.

Depreciation expense on property and equipment was $0.7 million for each of the three-month periods ended March 31, 2022 and 2021.

Intangible Assets

Purchased intangible assets, which included developed technology and patents, were fully amortized as of December 31, 2021. Amortization expense related to these purchased intangible assets was $0.4 million for the three months ended March 31, 2021.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Accrued compensation and benefits	$15,635	$24,003
Accrued tax liabilities	3,118	1,020
Lease liability	3,906	3,983
Other	7,554	7,095
Total accrued liabilities	$30,213	$36,101

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Deferred revenue:
Products	$6,259	$6,164
Services	115,090	115,467
Total deferred revenue	121,349	121,631
Less: current portion	(74,125)	(73,132)
Non-current portion	$47,224	$48,499

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2022.

Rent expense was $1.2 million and $1.4 million for three months ended March 31, 2022 and 2021, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $34.9 million as of March 31, 2022.

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
The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021. As of March 31, 2022, we had 9,870,741 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of March 31, 2022, the Company had 1,386,639 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation by type of award:
Stock awards	$3,100	$4,123
Employee stock purchase rights	352	276
	$3,452	$4,399

Stock-based compensation by category of expense:
Cost of revenue	$399	$572
Sales and marketing	1,099	1,264
Research and development	788	1,431
General and administrative	1,166	1,132
	$3,452	$4,399
As of March 31, 2022, the Company had $25.5 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.02 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	871	$6.13
Granted	—	—
Exercised	(35)	5.68
Canceled	—	—
Outstanding as of March 31, 2022	836	6.15	2.14	$6,523
Vested and exercisable as of March 31, 2022	836	$6.15	2.14	$6,523

As of March 31, 2022, the aggregate intrinsic value represents the excess of the closing price of our common stock of $13.95 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.3 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2022, there were 2,709,481 RSUs and 1,021,009 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2021	3,717	$8.56
Granted	496	12.44
Released	(365)	6.47
Canceled	(117)	8.44
Nonvested as of March 31, 2022	3,731	$9.28	1.48	$52,040

The aggregate fair value of stock awards released was $2.4 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended March 31, 2022, the Company repurchased 2.1 million shares for a total cost of $28.3 million under the 2021 Program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under both programs have occurred in the open market. Since approving the 2021 Program, the Company has repurchased 2.6 million shares for a total cost of $35.4 million through March 31, 2022 and the Company had $64.6 million available to repurchase shares under the 2021 Program as of March 31, 2022.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net income per share
Numerator:
Net income	$6,349	$2,657
Denominator:
Weighted-average shares outstanding - basic	76,795	76,704
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,490	2,932
Weighted-average shares outstanding - diluted	79,285	79,636
Net income per share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options, restricted stock units and employee stock purchase rights	233	67

8. Income Taxes

We recorded income tax expense of $1.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which primarily consisted of U.S. taxes for the three months ended March 31, 2022. For the three months ended March 31, 2021, income tax expense primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis as of September 30, 2021. Therefore we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the three months ended March 31, 2022, we recorded no change in our net valuation allowance.

We had $6.5 million of unrecognized tax benefits as of March 31, 2022. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On June 29, 2020, the California Governor signed Assembly Bill 85 (“A.B. 85”), which includes several tax measures, provides for a three-year suspension of the use of NOLs for medium and large businesses and a three-year limit on the use of business incentive tax credits to offset no more than $5 million of tax per year. The three-year term was subsequently revised to a two-year term and has been accounted for in our income tax provision.

9. Geographic Information

In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. We now report customer revenues in three geographic regions: the Americas, Asia Pacific and EMEA. Our previously reported customer revenues in the Japan and the Asia Pacific (excluding Japan) regions are now combined in the Asia Pacific region. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit. The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$32,958	$26,270
Asia Pacific	17,789	19,954
EMEA	11,925	8,619
Total revenue	$62,672	$54,843

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	March 31, 2022	December 31, 2021
United States	$34,671	$32,255
Japan	161	422
India	599	513
Other	376	368
Total	$35,807	$33,558

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net	$49,282	$61,795
Deferred revenue, current	74,125	73,132
Deferred revenue, non-current	47,224	48,499

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2022 and December 31, 2021.

    Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $24.6 million and $23.1 million during the three months ended March 31, 2022 and 2021, respectively, related to deferred revenues at the beginning of the respective periods.

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
As of March 31, 2022, the current and non-current portions of deferred contract acquisition costs were $8.6 million and $4.1 million, respectively. As of December 31, 2021, the current and non-current portions of deferred contract acquisition costs were $7.4 million and $4.5 million, respectively. Related amortization expense was $2.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2022 and 2021.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

March 31, 2022

Within 1 year	$74,125
Next 2 to 3 years	37,615
Thereafter	9,609
Total	$121,349

11. Subsequent Events

On May 3, 2022, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.05 per share outstanding, will be paid on June 1, 2022 to shareholders of record on May 16, 2022 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

    Our product portfolio provides cybersecurity and infrastructure solutions. The portfolio consists of the following major categories; Standalone Thunder Application Delivery Controller (ADC), Carrier-Grade Network Access Translation (CGNAT)/Convergent Firewall (CFW) and Thunder Threat Protection System (TPS) for DDOS protection/Secure Socket Layer Insight (SSLi). In addition, we deliver management, automation and analytics tools including Harmony Controller and aGalaxy. Our products are offered in a variety of form factors and payment models, including physical appliances and perpetual and subscription-based software licenses, as well as pay-as-you-go licensing models and FlexPool, a flexible consumption-based software model.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three geographic regions: the Americas, Asia Pacific and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. Our previously reported customer revenues in the Japan and the Asia Pacific (excluding Japan) regions are now combined in the Asia Pacific region. We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

    Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2022, we have sold our products to more than 7,800 customers worldwide since our inception.

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

During the three months ended March 31, 2022, 53% of our total revenue was generated from the Americas region, 28% from the Asia Pacific region and 19% from the EMEA region. During the three months ended March 31, 2021, 48% of our total revenue was generated from the Americas region, 36% from the Asia Pacific region and 16% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 35% and 38% of our total revenue during the three months ended March 31, 2022 and 2021, respectively, and our service provider customers accounted for 65% and 62% of our total revenue during the three months ended March 31, 2022 and 2021, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 45% and 36% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2022, we had $67.8 million of cash and cash equivalents and $96.9 million of marketable securities. Cash provided by operating activities was $15.9 million during the three months ended March 31, 2022, compared to $2.3 million of cash provided by operating activities in the same period of 2021.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$37,045	59.1%	$30,540	55.7%	$6,505	21.3%
Services	25,627	40.9	24,303	44.3	1,324	5.4
Total revenue	62,672	100.0	54,843	100.0	7,829	14.3
Cost of revenue:
Products	8,633	13.8	7,086	12.9	1,547	21.8
Services	4,206	6.7	5,413	9.9	(1,207)	(22.3)
Total cost of revenue	12,839	20.5	12,499	22.8	340	2.7
Gross profit	49,833	79.5	42,344	77.2	7,489	17.7
Operating expenses:
Sales and marketing	22,782	36.3	19,092	34.8	3,690	19.3
Research and development	12,887	20.6	13,981	25.5	(1,094)	(7.8)
General and administrative	6,162	9.8	5,247	9.6	915	17.4
Total operating expenses	41,831	66.7	38,320	69.9	3,511	9.2
Income from operations	8,002	12.8	4,024	7.3	3,978	98.9
Non-operating expense, net:
Interest and other expense, net	(513)	(0.9)	(1,183)	(2.1)	670	(56.6)
Total non-operating income, net	(513)	(0.9)	(1,183)	(2.1)	670	(56.6)
Income before provision for income taxes	7,489	11.9	2,841	5.2	4,648	163.6
Provision for income taxes	1,140	1.8	184	0.4	956	519.6
Net income	$6,349	10.1%	$2,657	4.8%	$3,692	139.0%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$37,045	59%	$30,540	56%	$6,505	21%
Services	25,627	41	24,303	44	1,324	5
Total revenue	$62,672	100%	$54,843	100%	$7,829	14%
Revenue by geographic region:
Americas	$32,958	53%	$26,270	48%	$6,688	25%
Asia Pacific	17,789	28%	19,954	36%	(2,165)	(11)
EMEA	11,925	19%	8,619	16%	3,306	38
Total revenue	$62,672	100%	$54,843	100%	$7,829	14%

Total revenue increased $7.8 million, or 14%, during the three months ended March 31, 2022 compared to the same period of 2021. This increase was due primarily to a $6.7 million increase in the Americas region and a $3.3 million increase in the EMEA region, partially offset by a $2.2 million decrease in the Asia Pacific region. The overall increase in revenue was attributable to a $6.8 million increase in revenue from service provider customers, especially in the Americas region, where service provider revenue increased $6.7 million. Revenue from enterprise customers increased $1.0 million during the three months ended March 31, 2022 compared to the same period of 2021.

Products revenue increased $6.5 million, or 21%, during the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by increased demand from our service provider customers in the Americas and EMEA regions, partially offset by decreased demand from our service provider customers in the Asia Pacific region.

Services revenue increased $1.3 million, or 5%, during the three months ended March 31, 2022 compared to the same period of 2021, primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended March 31, 2022, $33.0 million, or 53% of total revenue, was generated from the Americas region, which represents a 25% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the three months ended March 31, 2022, $17.8 million, or 28% of total revenue, was generated from the Asia Pacific region, which represents an 11% decrease compared to the same period of 2021. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers.

During the three months ended March 31, 2022, $11.9 million, or 19% of total revenue, was generated from the EMEA region, which represents a 38% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$8,633	$7,086	$1,547	21.8%
Services	4,206	5,413	(1,207)	(22.3)
Total cost of revenue	$12,839	$12,499	$340	2.7%

Products cost of revenue increased 21.8% during the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by increase in products revenue, as well as changes in product mix and geographic mix.

Services cost of revenue decreased 22.3% during the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$28,412	76.7%	$23,454	76.8%	$4,958	(0.1)%
Services	21,421	83.6	18,890	77.7	2,531	5.9
Total gross profit	$49,833	79.5%	$42,344	77.2%	$7,489	2.3%

Products gross margin decreased 0.1% during the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by changes in product and geographic mix. The decrease in products revenue in the Asia Pacific region also contributed to the decrease in products gross margin.

Services gross margin increased 5.9% during the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$22,782	$19,092	$3,690	19.3%
Research and development	12,887	13,981	(1,094)	(7.8)
General and administrative	6,162	5,247	915	17.4
Total operating expenses	$41,831	$38,320	$3,511	9.2%

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

Sales and marketing operating expenses increased $3.7 million, or 19.3%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an increase in employee headcount resulting in higher personnel costs.

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

Research and development operating expenses decreased $1.1 million, or 7.8%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a decrease in employee headcount resulting in lower personnel costs, partially offset by an increase in consulting costs as we outsource certain research and development functions.

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

General and administrative operating expenses increased $0.9 million, or 17.4%, in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an increase in consulting costs as we outsource certain general and administrative functions.

In 2022, we expect general and administrative expenses to remain stable as we apply a disciplined approach to focus our investments on areas that offer the greatest opportunities.

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of foreign currency exchange gains and losses, partially offset by interest income earned on our cash and cash equivalents and marketable securities.

Interest and other expense, net, had a favorable change of $0.7 million for the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by a favorable change in foreign exchange gains and losses as we incurred $0.6 million of foreign exchange losses in the three months ended March 31, 2022 compared to $1.3 million of foreign currency losses in the three months ended March 31, 2021. Foreign exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income received from our investments in liquid marketable securities remained relatively flat in the three months ended March 31, 2022 compared to the same period in 2021.

Provision for Income Taxes

We recorded income tax provisions of $1.1 million and $0.2 million for the three months ended March, 2022 and 2021, respectively. Our income tax provision for the three months ended March 31, 2022 primarily consisted of U.S. federal and state taxes, while our income tax provision for the three months ended March 31, 2021 primarily consisted of foreign taxes.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $67.8, including $3.1 million held outside the United States in our foreign subsidiaries, and $96.9 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2022, we had working capital of $142.9 million, accumulated deficit of $171.0 million and total stockholders’ equity of $186.0 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months. As of March 31, 2022, the Company had $64.6 million available to repurchase shares under the new program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs have occurred in the open market. During the three months ended March 31, 2022, the Company repurchased 2.1 million shares for a total cost of $28.3 million. During the three months ended March 31, 2021, the Company repurchased 9.7 thousand shares for a total cost of $87.5 thousand.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid in December 2021, and the second dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid on March 1, 2022 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$15,908	$2,273
Investing activities	4,951	(11,526)
Financing activities	(32,026)	1,668
Net decrease in cash and cash equivalents	$(11,167)	$(7,585)

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

During the three months ended March 31, 2022, cash provided by operating activities was $15.9 million, consisting of net income of $6.3 million, non-cash charges of $5.6 million and an increase in cash resulting from the net change in operating assets and liabilities of $4.0 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $1.8 million and stock-based compensation expense of $3.5 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $12.5 million and inventory of $1.4 million, partially offset by cash outflows from changes in accrued liabilities of $6.3 million, accounts payable of $1.9 million and prepaid expenses and other current assets of $1.6 million.
The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in inventory was attributable to the timing of shipments. The unfavorable change in accrued liabilities was attributed to cash bonus and commission payments made in the three months ended March 31, 2022. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in prepaid expenses and other current assets was primarily due to a net increase in deferred commissions payable.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2022, cash provided by investing activities was $5.0 million, consisting of sales and maturities of marketable securities of $21.7 million, partially offset by purchases of marketable securities of $13.6 million and property and equipment of $3.1 million.

    During the three months ended March 31, 2021, cash used in investing activities was $11.5 million, consisting of purchases of marketable securities of $36.2 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from sales and maturities of marketable securities of $25.4 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $32.0 million and primarily consisting of $28.3 million of cash used to repurchase stock under the Company’s stock repurchase program and $3.9 million used for cash dividend payments.

During the three months ended March 31, 2021, cash provided by financing activities was $1.7 million primarily consisting of $1.8 million of cash proceeds from common stock issuances under our equity incentive plans, partially offset by $0.1 million of cash used to repurchase stock under the Company’s stock repurchase program.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $24.7 million as of March 31, 2022. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $6.5 million of tax liabilities related to uncertain tax positions as of March 31, 2022. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

    Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan where we invoice primarily in Japanese Yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas and EMEA regions and, to a lesser extent, the Asia Pacific region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $0.6 million and $1.3 million of net foreign exchange losses during the three months ended March 31, 2022 and 2021, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of March 31, 2022, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $96.9 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2022 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2022	50 BPS	100 BPS	150 BPS
Marketable securities	$97,954	$97,633	$97,298	$96,945	$96,575	$96,204	$95,834

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We experienced net losses for the years ended December 31, 2019 and 2018 and may not maintain profitability in future periods. If we cannot maintain profitability, our financial performance will be harmed and our business may suffer.

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

We may not be able to increase our quarterly revenue or maintain profitability in the future or on a consistent basis, and we may incur significant losses in the future for a number of possible reasons, including our inability to develop products that achieve market acceptance, general economic conditions, increasing competition, decreased growth in the markets in which we operate, or our failure for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

The application networking and security markets are intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•Companies that sell products in the traditional ADC market as well as open source, software-only, cloud-based ADC services, such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”); as well as many startups;

•Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”);

•Companies that sell traditional DDoS protection products, such as Arbor Networks, Inc., a subsidiary of NetScout Systems, Inc. (“Arbor Networks”) and Radware, Ltd. (“Radware”);

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the three months ended March 31, 2022 and 2021, purchases by our ten largest end-customers accounted for approximately 45% and 36% of our total revenue, respectively. During the years ended December 31, 2021, 2020 and 2019, purchases by our ten largest end-customers accounted for approximately 39%, 41% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the three months ended March 31, 2022, service providers accounted for approximately 65% of our total revenue and enterprise customers accounted for approximately 35% of our total revenue. During the three months ended March 31, 2021, service providers accounted for approximately 62% of our total revenue and enterprise customers accounted for approximately 38% of our total revenue. During the years ended December 31, 2021, 2020 and 2019, service providers accounted for approximately 63%, 61% and 58%, of our total revenue, respectively, and enterprise customers accounted for approximately 37%, 39% and 42% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, Taiwan and South Korea. During the three months ended March 31, 2022 and 2021, approximately 53% and 62% of our total revenue, respectively, was generated from customers located outside of the United States. During the years ended December 31, 2021, 2020, and 2019, approximately 60%, 63% and 64% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•economic uncertainty around the world, including continued economic uncertainty as a result of the COVID-19 pandemic, sovereign debt issues in Europe, the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), and the war between Russia and Ukraine, and tensions between China and Taiwan;

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

Additionally, we currently face many risks associated with the COVID-19 pandemic. Please refer to the discussion of these risks presented at the beginning of Part II – Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Deterioration of relations between Taiwan and China, the resulting actions taken by either country, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to the manufacturing of our hardware components, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to COVID-19 or tensions with China, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impact us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

If any companies or governments that are publicly known to use our platform are the subject of a cyber-attack that becomes publicized, our other current or potential channel partners or end-customers may look to our competitors for alternatives to our products. Real or perceived security breaches of our end-customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, declining sales, increased expenses and end-customer relations issues. To the extent potential end-customers or industry analysts believe that the occurrence of any actual or perceived failure of our products to detect or prevent malware, viruses, worms or similar threats is a flaw or indicates that our products do not provide significant value, our reputation and business could be harmed.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The UK also recently enacted legislation that substantially implements the GDPR. Similarly, California recently enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights including not sharing personal information upon the consumer’s request and opt-out provisions for the sales of consumer’s personal information. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates; and/or

•examinations by U.S. federal, state, local or foreign jurisdictions that disagree with interpretations of tax rules and regulations and the resulting positions we have taken in tax filings.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted Topic 606 effective January 1, 2018, applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. This or other changes in accounting principles could adversely affect our financial results, including the comparability of our results. See Note 1 – Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in this Quarterly Report for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.6 million and $1.3 million unfavorable during the three months ended March 31, 2022 and 2021, respectively. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. The currency exchange impact of the foreign exchange rates on our net income was $13 thousand favorable during the year ended December 31, 2020. The currency exchange impact of the foreign exchange rates on our net loss was $1.4 million unfavorable during the year ended December 31, 2019. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2022, our executive officers and directors, together with affiliated entities, owned 14% of our then outstanding common stock (33% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of March 31, 2022, there were approximately 0.8 million vested and exercisable options to purchase our common stock, in addition to the 75.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 8.9 million shares held by funds affiliated with Summit Partners, L.P. as of March 31, 2022 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended March 31, 2022, the Company repurchased 2.1 million shares for a total cost of $28.3 million under the 2021 Program. Under the 2021 Program, repurchased shares are held in treasury at cost. The 2021 Program does not obligate the Company to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under the 2021 Program have occurred in the open market.

Share repurchase activity during the three months ended March 31, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2022	—	$—	—	$92,946

February 1 - 28, 2022	1,312	$13.33	1,312	$75,461

March 1 - 31, 2022	810	$13.38	810	$64,625

Total	2,122			$64,625

(1) The $64,625 (in thousands) in the table above represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2022. The Company’s active stock repurchase program (the “2021 Program”) does not obligate it to acquire any specific number of shares. Under the 2021 Program, shares may be repurchased in privately negotiated and/or open market transactions.

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
101*
Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I – Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

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
Date: May 5, 2022

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2022

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)