Form 10-Q
period 2022-06-30
A10 Networks, Inc.
filed 2022-08-04
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 76,172,029.

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

These forward-looking statements include, but are not limited to, statements concerning the following:
• the impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity;
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84,242	$78,925
Marketable securities	82,551	106,117
Accounts receivable, net of allowances of $447 and $543, respectively	67,908	61,795
Inventory	21,926	22,462
Prepaid expenses and other current assets	15,038	14,720
Total current assets	271,665	284,019
Property and equipment, net	15,046	10,692
Goodwill	1,307	1,307
Deferred tax assets, net	65,557	65,773
Other non-current assets	30,990	31,294
Total assets	$384,565	$393,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,567	$6,852
Accrued liabilities	36,870	36,101
Deferred revenue	80,022	73,132
Total current liabilities	122,459	116,085
Deferred revenue, non-current	47,848	48,499
Other non-current liabilities	19,499	19,613
Total liabilities	189,806	184,197
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 85,626 and 84,717 shares issued and 75,962 and 77,423 shares outstanding, respectively	1	1
Treasury stock, at cost: 9,664 and 7,294 shares, respectively	(87,435)	(55,677)
Additional paid-in-capital	455,539	446,035
Dividends paid	(11,543)	(3,880)
Accumulated other comprehensive income	(1,206)	(229)
Accumulated deficit	(160,597)	(177,362)
Total stockholders' equity	194,759	208,888
Total liabilities and stockholders' equity	$384,565	$393,085
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$41,475	$34,363	$78,520	$64,903
Services	26,498	24,805	52,125	49,108
Total revenue	67,973	59,168	130,645	114,011
Cost of revenue:
Products	9,518	8,215	18,151	15,301
Services	3,967	5,415	8,173	10,828
Total cost of revenue	13,485	13,630	26,324	26,129
Gross profit	54,488	45,538	104,321	87,882
Operating expenses:
Sales and marketing	21,773	19,749	44,555	38,841
Research and development	14,235	13,491	27,122	27,472
General and administrative	5,337	5,082	11,499	10,329
Total operating expenses	41,345	38,322	83,176	76,642
Income from operations	13,143	7,216	21,145	11,240
Non-operating income (expense), net:
Interest income	184	96	304	241
Other income (expense), net	301	(208)	(332)	(1,536)
Total non-operating income (expense), net	485	(112)	(28)	(1,295)
Income before provision for income taxes	13,628	7,104	21,117	9,945
Provision for income taxes	3,212	488	4,352	672
Net income	$10,416	$6,616	$16,765	$9,273
Net income per share:
Basic	$0.14	$0.09	$0.22	$0.12
Diluted	$0.13	$0.08	$0.21	$0.12
Weighted-average shares used in computing net income per share:
Basic	75,893	76,774	76,343	76,745
Diluted	78,306	79,316	78,809	79,501

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$10,416	$6,616	$16,765	$9,273
Other comprehensive income, net of tax:
Unrealized loss on marketable securities	(201)	(19)	(977)	(107)
Comprehensive income	$10,215	$6,597	$15,788	$9,166

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock issued and outstanding
Beginning balance	75,701	77,102	77,423	76,346
Common stock issued under employee equity incentive plans	509	690	909	1,456
Repurchase of common stock	(248)	(1,238)	(2,370)	(1,248)
Ending balance	75,962	76,554	75,962	76,554

Stockholders' equity
Beginning balance	$185,977	$124,659	$208,888	$115,974
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(83,999)	$(37,498)	$(55,677)	$(37,410)
Repurchase of common stock	(3,436)	(11,125)	(31,758)	(11,213)
Ending balance	$(87,435)	$(48,623)	$(87,435)	$(48,623)

Dividends declared:
Beginning balance	$(7,749)	$—	$(3,880)	$—
Payments for dividends	(3,794)	—	(7,663)	—
Ending balance	$(11,543)	$—	$(11,543)	$—

Additional paid-in capital:
Beginning balance	$449,742	$431,738	$446,035	$425,534
Common stock issued under employee equity incentive plans	2,807	1,821	2,970	3,577
Stock-based compensation	2,990	2,553	6,534	7,001
Ending balance	$455,539	$436,112	$455,539	$436,112

Accumulated other comprehensive income:
Beginning balance	$(1,005)	$10	$(229)	$98
Unrealized loss on marketable securities, net of tax	(201)	(19)	(977)	(107)
Ending balance	$(1,206)	$(9)	$(1,206)	$(9)

Accumulated deficit:
Beginning balance	$(171,013)	$(269,592)	$(177,362)	$(272,249)
Net income	10,416	6,616	16,765	9,273
Ending balance	$(160,597)	$(262,976)	$(160,597)	$(262,976)

Total stockholders' equity	$194,759	$124,505	$194,759	$124,505

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,765	$9,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,712	4,753
Stock-based compensation	6,313	6,891
Other non-cash items	113	531
Changes in operating assets and liabilities:
Accounts receivable	(5,580)	882
Inventory	(31)	1,499
Prepaid expenses and other assets	(2,163)	(1,200)
Accounts payable	(1,283)	821
Accrued liabilities	655	(11,642)
Deferred revenue	6,239	7,628
Net cash provided by operating activities	24,740	19,436
Cash flows from investing activities:
Proceeds from sales of marketable securities	4,550	2,865
Proceeds from maturities of marketable securities	39,148	48,586
Purchases of marketable securities	(21,649)	(76,141)
Purchases of property and equipment	(5,021)	(2,443)
Net cash provided by (used in) investing activities	17,028	(27,133)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	2,970	3,578
Repurchase of common stock	(31,758)	(11,213)
Payments for dividends	(7,663)	—
Net cash used in financing activities	(36,451)	(7,635)
Net increase (decrease) in cash and cash equivalents	5,317	(15,332)
Cash and cash equivalents—beginning of period	$78,925	$83,281
Cash and cash equivalents—end of period	$84,242	$67,949

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$567	$146
Purchases of property and equipment included in accounts payable	$1	$11

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2022, we have sold our products to more than 7,850 end-customers worldwide since our inception.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

Significant customers, including distribution channel partners and direct customers (end-customers), are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date.

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2022	2021	2022	2021
Customer A (an end-customer)	20%	10%	18%	*
Customer B (an end-customer)	11%	*	10%	*
* represents less than 10% of total revenue

As of June 30, 2022, two customers accounted for 23% and 19%, respectively, of our total gross accounts receivable. As of December 31, 2021, two customers accounted for 14% and 11%, respectively, of our total gross accounts receivable.

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

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2022 (in thousands):

June 30, 2022
Operating leases
Right-of-use assets:
Other non-current assets	$23,546
Total right-of-use assets	$23,546

Lease liabilities:
Accrued liabilities	$4,664
Other non-current liabilities	19,198
Total operating lease liabilities	$23,862

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$2,631
2023	5,359
2024	5,467
2025	4,964
2026	4,892
Thereafter	2,414
Total lease payments	25,727
Less: imputed interest	(1,865)
Present value of lease liabilities	$23,862

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$1,092	$2,729	$2,163	$4,102
Short-term lease costs	161	312	291	459
Total lease costs	$1,253	$3,041	$2,454	$4,561

Average lease terms and discount rates for the Company’s operating leases were as follows:

June 30, 2022
Weighted-average remaining term (years)	4.87
Weighted-average discount rate	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,588
Right-of-use assets obtained in exchange for new lease liabilities	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$41,477	$—	$(772)	$40,705	$62,588	$1	$(168)	$62,421
U.S. Treasury and agency securities	19,873	—	(358)	19,515	13,904	—	(59)	13,845
Commercial paper	14,559	—	—	14,559	23,570	—	—	23,570
Asset-backed securities	7,848	—	(76)	7,772	6,285	—	(4)	6,281
Total	$83,757	$—	$(1,206)	$82,551	$106,347	$1	$(231)	$106,117

During the three and six months ended June 30, 2022 and 2021, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$66,314	$65,596
Mature in 1 - 3 years	17,443	16,955
Total	$83,757	$82,551

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$39,205	$(772)	$—	$—	$39,205	$(772)
U.S. Treasury and agency securities	19,515	(358)	—	—	19,515	(358)
Asset-backed securities	7,772	(76)	—	—	7,772	(76)
	$66,492	$(1,206)	$—	$—	$66,492	$(1,206)

Marketable securities in an unrealized loss position as of December 31, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$62,012	$(168)	$—	$—	$62,012	$(168)
U.S. Treasury and agency securities	13,845	(59)	—	—	13,845	(59)
Asset-backed securities	6,281	(4)	—	—	6,281	(4)
	$82,138	$(231)	$—	$—	$82,138	$(231)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2022 and 2021.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$44,390	$—	$—	$44,390	$62,021	$—	$—	$62,021
Cash equivalents	39,852	—	—	39,852	16,904	—	—	16,904
Corporate securities	—	40,705	—	40,705	—	62,421	—	62,421
U.S. Treasury and agency securities	—	19,515	—	19,515	—	13,845	—	13,845
Commercial paper	—	14,559	—	14,559	—	23,570	—	23,570
Asset-backed securities	—	7,772	—	7,772	—	6,281	—	6,281
Total	$84,242	$82,551	$—	$166,793	$78,925	$106,117	$—	$185,042

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2022 and 2021.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Raw materials	$10,831	$10,774
Finished goods	11,095	11,688
Total inventory	$21,926	$22,462

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Prepaid expenses	$4,659	$4,326
Deferred contract acquisition costs	7,093	7,399
Other	3,286	2,995
Total prepaid expenses and other current assets	$15,038	$14,720

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30, 2022	December 31, 2021
	(in years)
Equipment	1 - 5	$25,443	$25,407
Software	1 - 3	849	807
Furniture and fixtures	1 - 7	545	545
Leasehold improvements	Lease term	3,236	3,231
Construction in process		7,650	4,823
Property and equipment, gross		37,723	34,813
Less: accumulated depreciation		(22,677)	(24,121)
Property and equipment, net		$15,046	$10,692

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. We expect the largest of these projects to be available for release to customers in the fourth quarter of 2022.

Depreciation expense on property and equipment was $0.7 million for each of the three-month periods ended June 30, 2022 and 2021, and was $1.3 million and $1.4 million for the six-month periods ended June 30, 2022 and 2021, respectively.

Intangible Assets

Purchased intangible assets, which included developed technology and patents, were fully amortized as of December 31, 2021. Amortization expense related to these purchased intangible assets was $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Accrued compensation and benefits	$17,282	$24,003
Accrued tax liabilities	5,833	1,020
Lease liability	4,664	3,983
Other	9,091	7,095
Total accrued liabilities	$36,870	$36,101

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Deferred revenue:
Products	$7,136	$6,164
Services	120,734	115,467
Total deferred revenue	127,870	121,631
Less: current portion	(80,022)	(73,132)
Non-current portion	$47,848	$48,499

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2022.

Rent expense was $1.3 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and was $2.5 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $39.0 million as of June 30, 2022.

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

The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the number of shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021. As of June 30, 2022, we had 14,126,916 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of June 30, 2022, the Company had 1,251,660 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation by type of award:
Stock awards	$2,535	$2,245	5,635	6,369
Employee stock purchase rights	326	246	678	522
	$2,861	$2,491	$6,313	$6,891

Stock-based compensation by category of expense:
Cost of revenue	$323	$273	$721	$846
Sales and marketing	1,043	768	2,142	2,033
Research and development	840	577	1,629	2,007
General and administrative	655	873	1,821	2,005
	$2,861	$2,491	$6,313	$6,891

As of June 30, 2022, the Company had $22.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 1.84 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	871	$6.13
Exercised	(203)	6.27
Outstanding as of June 30, 2022	668	6.09	1.23	$5,544
Vested and exercisable as of June 30, 2022	668	$6.09	1.23	$5,544

As of June 30, 2022, the aggregate intrinsic value represents the excess of the closing price of our common stock of $14.38 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $1.5 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and was $1.7 million for each of the six-month periods ended June 30, 2022 and 2021.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2022, there were 2,417,916 RSUs and 952,469 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2021	3,717	$8.56
Granted	583	12.77
Released	(572)	6.77
Canceled	(358)	9.04
Nonvested as of June 30, 2022	3,370	$9.54	1.32	$48,466

The aggregate fair value of stock awards released was $1.5 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, and was $3.9 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended June 30, 2022, the Company repurchased 0.2 million shares for a total cost of $3.4 million under the 2021 Program. During the six months ended June 30, 2022, the Company repurchased 2.4 million shares for a total cost of $31.8 million under the 2021 Program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under both programs have occurred in the open market. Since approving the 2021 Program, the Company has repurchased 2.8 million shares for a total cost of $38.8 million through June 30, 2022 and the Company had $61.2 million available to repurchase shares under the 2021 Program as of June 30, 2022.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income per share
Numerator:
Net income	$10,416	$6,616	$16,765	$9,273
Denominator:
Weighted-average shares outstanding - basic	75,893	76,774	76,343	76,745
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	2,413	2,542	2,466	2,756
Weighted-average shares outstanding - diluted	78,306	79,316	78,809	79,501
Net income per share:
Basic	$0.14	$0.09	$0.22	$0.12
Diluted	$0.13	$0.08	$0.21	$0.12

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options, restricted stock units and employee stock purchase rights	56	70	225	68

8. Income Taxes

We recorded income tax expense of $3.2 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, which primarily consisted of U.S. taxes for the three months ended June 30, 2022. For the three months ended June 30, 2021, income tax expense primarily consisted of foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

Recognition of deferred tax assets is appropriate when the realization of these assets is more likely than not. Primarily based upon a strong earnings history and expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis as of September 30, 2021. Therefore we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the three and six months ended June 30, 2022, we recorded no change in our net valuation allowance.

We had $6.8 million of unrecognized tax benefits as of June 30, 2022. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$38,553	$28,836	$71,511	$55,106
Asia Pacific	21,614	23,267	39,403	43,221
EMEA	7,806	7,065	19,731	15,684
Total revenue	$67,973	$59,168	$130,645	$114,011

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	June 30, 2022	December 31, 2021
United States	$35,252	$32,255
Japan	2,176	422
India	668	513
Other	496	368
Total	$38,592	$33,558

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net	$67,908	$61,795
Deferred revenue, current	80,022	73,132
Deferred revenue, non-current	47,848	48,499

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2022 and December 31, 2021.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $19.6 million and $23.4 million during the three months ended June 30, 2022 and 2021, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $44.2 million and $40.5 million during the six months ended June 30, 2022 and 2021, respectively, related to deferred revenues at the beginning of the respective periods.

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
As of June 30, 2022, the current and non-current portions of deferred contract acquisition costs were $7.1 million and $4.0 million, respectively. As of December 31, 2021, the current and non-current portions of deferred contract acquisition costs were $7.4 million and $4.5 million, respectively. Related amortization expense was $2.1 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and was $4.2 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2022 and 2021.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

June 30, 2022

Within 1 year	$80,022
Next 2 to 3 years	38,623
Thereafter	9,225
Total	$127,870

11. Subsequent Events

On August 2, 2022, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.05 per share outstanding, will be paid on September 1, 2022 to shareholders of record on August 15, 2022 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2022, we have sold our products to more than 7,850 customers worldwide since our inception.

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

During the three months ended June 30, 2022, 57% of our total revenue was generated from the Americas region, 32% from the Asia Pacific region and 11% from the EMEA region. During the three months ended June 30, 2021, 49% of our total revenue was generated from the Americas region, 39% from the Asia Pacific region and 12% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 35% and 39% of our total revenue during the three months ended June 30, 2022 and 2021, respectively, and our service provider customers accounted for 65% and 61% of our total revenue during the three months ended June 30, 2022 and 2021, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 49% and 37% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2022, we had $84.2 million of cash and cash equivalents and $82.6 million of marketable securities. Cash provided by operating activities was $24.7 million during the six months ended June 30, 2022, compared to $19.4 million of cash provided by operating activities in the same period of 2021.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$41,475	61.0%	$34,363	58.1%	$7,112	20.7%
Services	26,498	39.0	24,805	41.9	1,693	6.8
Total revenue	67,973	100.0	59,168	100.0	8,805	14.9
Cost of revenue:
Products	9,518	14.0	8,215	13.9	1,303	15.9
Services	3,967	5.8	5,415	9.1	(1,448)	(26.7)
Total cost of revenue	13,485	19.8	13,630	23.0	(145)	(1.1)
Gross profit	54,488	80.2	45,538	77.0	8,950	19.7
Operating expenses:
Sales and marketing	21,773	32.0	19,749	33.4	2,024	10.2
Research and development	14,235	20.9	13,491	22.8	744	5.5
General and administrative	5,337	7.9	5,082	8.6	255	5.0
Total operating expenses	41,345	60.8	38,322	64.8	3,023	7.9
Income from operations	13,143	19.3	7,216	12.2	5,927	82.1
Non-operating income (expense), net:
Other income (expense), net	301	0.4	(208)	(0.4)	509	(244.7)
Total non-operating expense, net	485	0.7	(112)	(0.2)	597	(533.0)
Income before provision for income taxes	13,628	20.0	7,104	12.0	6,524	91.8
Provision for income taxes	3,212	4.7	488	0.8	2,724	558.2
Net income	$10,416	15.3%	$6,616	11.2%	$3,800	57.4%

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$78,520	60.1%	$64,903	56.9%	$13,617	21.0%
Services	52,125	39.9	49,108	43.1	3,017	6.1
Total revenue	130,645	100.0	114,011	100.0	16,634	14.6
Cost of revenue:
Products	18,151	13.9	15,301	13.4	2,850	18.6
Services	8,173	6.3	10,828	9.5	(2,655)	(24.5)
Total cost of revenue	26,324	20.1	26,129	22.9	195	0.7
Gross profit	104,321	79.9	87,882	77.1	16,439	18.7
Operating expenses:
Sales and marketing	44,555	34.1	38,841	34.1	5,714	14.7
Research and development	27,122	20.8	27,472	24.1	(350)	(1.3)
General and administrative	11,499	8.8	10,329	9.0	1,170	11.3
Total operating expenses	83,176	63.7	76,642	67.2	6,534	8.5
Income from operations	21,145	16.2	11,240	9.9	9,905	88.1
Non-operating income (expense), net:
Other income (expense), net	(332)	(0.3)	(1,536)	(1.3)	1,204	(78.4)
Total non-operating income (expense), net	(28)	—	(1,295)	(1.1)	1,267	(97.8)
Income before provision for income taxes	21,117	16.2	9,945	8.7	11,172	112.3
Provision for income taxes	4,352	3.3	672	0.6	3,680	547.6
Net income	$16,765	12.8%	$9,273	8.1%	$7,492	80.8%

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

We generate services revenue from sales of post contract support (“PCS”), which is bundled with sales of products and technical services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-available basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$41,475	61%	$34,363	58%	$7,112	21%
Services	26,498	39	24,805	42	1,693	7
Total revenue	$67,973	100%	$59,168	100%	$8,805	15%
Revenue by geographic region:
Americas	$38,553	57%	$28,836	49%	$9,717	34%
Asia Pacific	21,614	32%	23,267	39%	(1,653)	(7)
EMEA	7,806	11%	7,065	12%	741	10
Total revenue	$67,973	100%	$59,168	100%	$8,805	15%

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$78,520	60%	$64,903	57%	$13,617	21%
Services	52,125	40	49,108	43	3,017	6
Total revenue	$130,645	100%	$114,011	100%	$16,634	15%
Revenue by geographic region:
Americas	$71,511	55%	$55,106	48%	$16,405	30%
Asia Pacific	39,403	30%	43,221	38%	(3,818)	(9)
EMEA	19,731	15%	15,684	14%	4,047	26
Total revenue	$130,645	100%	$114,011	100%	$16,634	15%

Total revenue increased $8.8 million, or 15%, during the three months ended June 30, 2022 compared to the same period of 2021. This increase was due primarily to a $9.7 million increase in the Americas region and a $0.7 million increase in the EMEA region, partially offset by a $1.7 million decrease in the Asia Pacific region. The overall increase in revenue was attributable to a $8.2 million increase in revenue from service provider customers, especially in the Americas region, where service provider revenue increased $10.9 million. Revenue from enterprise customers increased $0.6 million during the three months ended June 30, 2022 compared to the same period of 2021.

Total revenue increased $16.6 million, or 15%, during the six months ended June 30, 2022 compared to the same period of 2021. This increase was due primarily to a $16.4 million increase in the Americas region and a $4.0 million increase in the EMEA region, partially offset by a $3.8 million decrease in the Asia Pacific region. The overall increase in revenue was attributable to a $15.0 million increase in revenue from service provider customers, especially in the Americas region, where service provider revenue increased $17.6 million. Revenue from enterprise customers increased $1.6 million during the six months ended June 30, 2022 compared to the same period of 2021.

Products revenue increased $7.1 million, or 21%, during the three months ended June 30, 2022 compared to the same period of 2021, primarily driven by increased demand from our service provider customers in the Americas regions, and to a lesser extent, the EMEA regions, partially offset by decreased demand from our service provider customers in the Asia Pacific region.

Products revenue increased $13.6 million, or 21%, during the six months ended June 30, 2022 compared to the same period of 2021, primarily driven by increased demand from our service provider customers in the Americas region, and to a lesser extent, the EMEA region, partially offset by decreased demand from our service provider customers in the Asia Pacific region.

Services revenue increased $1.7 million, or 7%, during the three months ended June 30, 2022, and grew by $3.0 million, or 6%, during the six months ended June 30, 2022, compared to the respective periods of 2021, primarily attributable to an increase in PCS sales as a result of our growing installed customer base.

During the three months ended June 30, 2022, $38.6 million, or 57% of total revenue, was generated from the Americas region, which represents a 34% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the six months ended June 30, 2022, $71.5 million, or 55% of total revenue, was generated from the Americas region, which represents a 30% increase in revenue compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the three months ended June 30, 2022, $21.6 million, or 32% of total revenue, was generated from the Asia Pacific region, which represents an 7% decrease compared to the same period of 2021. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers.

During the six months ended June 30, 2022, $39.4 million, or 30% of total revenue, was generated from the Asia Pacific region, which represents an 9% decrease compared to the same period of 2021. The decrease was primarily due to lower products revenue driven by lower demand from our service provider customers.

During the three months ended June 30, 2022, $7.8 million, or 11% of total revenue, was generated from the EMEA region, which represents a 10% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

During the six months ended June 30, 2022, $19.7 million, or 15% of total revenue, was generated from the EMEA region, which represents a 26% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

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

Cost of services revenue is primarily comprised of personnel costs for our technical support and training teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$9,518	$8,215	$1,303	15.9%
Services	3,967	5,415	(1,448)	(26.7)
Total cost of revenue	$13,485	$13,630	$(145)	(1.1)%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$18,151	$15,301	$2,850	18.6%
Services	8,173	10,828	(2,655)	(24.5)
Total cost of revenue	$26,324	$26,129	$195	0.7%

Products cost of revenue increased 15.9% and 18.6% during the three and six months ended June 30, 2022, respectively, compared to the respective periods of 2021, primarily driven by increase in products revenue, as well as changes in product mix and geographic mix.

Services cost of revenue decreased 26.7% and 24.5% during the three and six months ended June 30, 2022, respectively, compared to the respective periods of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$31,957	77.1%	$26,148	76.1%	$5,809	1.0%
Services	22,531	85.0	19,390	78.2	3,141	6.8
Total gross profit	$54,488	80.2%	$45,538	77.0%	$8,950	3.2%

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$60,369	76.9%	$49,602	76.4%	$10,767	0.5%
Services	43,952	84.3	38,280	78.0	5,672	6.3
Total gross profit	$104,321	79.9%	$87,882	77.1%	$16,439	2.8%

Products gross margin increased 1.0% and 0.5% during the three and six months ended June 30, 2022, respectively, compared to the respective periods of 2021, primarily driven by changes in product and geographic mix. The increase in products revenue in the Americas region also contributed to the increase in products gross margin.

Services gross margin increased 6.8% and 6.3% during the three and six months ended June 30, 2022, respectively, compared to the respective periods of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$21,773	$19,749	$2,024	10.2%
Research and development	14,235	13,491	744	5.5
General and administrative	5,337	5,082	255	5.0
Total operating expenses	$41,345	$38,322	$3,023	7.9%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$44,555	$38,841	$5,714	14.7%
Research and development	27,122	27,472	(350)	(1.3)
General and administrative	11,499	10,329	1,170	11.3
Total operating expenses	$83,176	$76,642	$6,534	8.5%

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

Sales and marketing operating expenses increased $2.0 million, or 10.2%, in the three months ended June 30, 2022 and increased $5.7 million, or 14.7%, in the six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in employee headcount resulting in higher personnel costs.

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

Research and development operating expenses increased $0.7 million, or 5.5%, in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in consulting costs as we outsource certain research and development functions.

Research and development operating expenses decreased $0.4 million, or 1.3%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a decrease in employee headcount resulting in lower personnel costs, partially offset by an increase in consulting costs as we outsource certain research and development functions.

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

General and administrative operating expenses increased $0.5 million, or 5.0%, in the three months ended June 30, 2022 and increased $1.2 million, or 11.3%, compared to the same periods in 2021, primarily due to an increase in consulting costs as we outsource certain general and administrative functions.

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

Interest and other expense, net, had favorable changes of $0.6 million and $1.3 million for the three and six months ended June 30, 2022 compared to the same periods of 2021, primarily driven by a favorable change in foreign exchange gains and losses as we incurred $0.4 million of foreign exchange gains and $0.1 million of foreign currency exchange losses in the three months ended June 30, 2022 and 2021, respectively. We incurred an immaterial foreign currency exchange losses in the six months ended June 30, 2022 compared to $1.3 million of foreign currency exchange losses in the six months ended June 30, 2021. Foreign currency exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income received from our investments in liquid marketable securities increased immaterially in the three and six months ended June 30, 2022 compared to the respective periods in 2021.

Provision for Income Taxes

We recorded income tax provisions of $3.2 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and we recorded income tax provisions of $4.4 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. Our income tax provision for the three and six months ended June 30, 2022 primarily consisted of U.S. federal and state taxes, while our income tax provision for the three and six months ended June 30, 2021 primarily consisted of foreign taxes.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $84.2, including $2.6 million held outside the United States in our foreign subsidiaries, and $82.6 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2022, we had working capital of $149.2 million, accumulated deficit of $160.6 million and total stockholders’ equity of $194.8 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months. As of June 30, 2022, the Company had $61.2 million available to repurchase shares under the new program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs have occurred in the open market. During the three months ended June 30, 2022, the Company repurchased 0.2 million shares for a total cost of $3.4 million and during the six months ended June 30, 2022, the Company repurchased 2.4 million shares for a total cost of $31.8 million.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid in December 2021, the second dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid in March 2022 and the third dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.8 million, was paid in June 2022 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$24,740	$19,436
Investing activities	17,028	(27,133)
Financing activities	(36,451)	(7,635)
Net increase (decrease) in cash and cash equivalents	$5,317	$(15,332)

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

During the six months ended June 30, 2022, cash provided by operating activities was $24.7 million, consisting of net income of $16.8 million and non-cash charges of $10.1 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $2.2 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $3.7 million and stock-based compensation expense of $6.3 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accounts receivable of $5.6 million and prepaid expenses and other current assets of $2.2 million and accounts payable of $1.3 million, partially offset by cash inflows from changes in deferred revenue of $6.2 million and accrued liabilities of $0.7 million.

The unfavorable change in accounts receivable was attributed to timing of billing and cash collections. The unfavorable change in prepaid expenses and other current assets was primarily due to a net increase in deferred commissions payable. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in deferred revenue was attributable to the timing of service contract bookings. The favorable change in accrued liabilities was attributed to cash bonus and commission accruals made in the six months ended June 30, 2022.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash provided by investing activities was $17.0 million, consisting of maturities of marketable securities of $39.1 million, partially offset by purchases of marketable securities of $21.6 million and property and equipment of $5.0 million.

During the six months ended June 30, 2021, cash used in investing activities was $27.1 million, consisting of purchases of marketable securities of $76.1 million and purchases of property and equipment of $2.4 million, partially offset by proceeds from sales and maturities of marketable securities of $51.4 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, cash used in financing activities was $38.2 million and primarily consisting of $31.8 million of cash used to repurchase stock under the Company’s stock repurchase program and $7.7 million used for cash dividend payments.

During the six months ended June 30, 2021, cash used in financing activities was $7.6 million primarily consisting of $11.2 million of cash used to repurchase common stock under the Company’s stock repurchase program, partially offset by $3.6 million of proceeds from common stock issuance under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $25.7 million as of June 30, 2022. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $6.8 million of tax liabilities related to uncertain tax positions as of June 30, 2022. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

We incurred $0.4 million of foreign currency exchange gains and $0.1 million of foreign currency exchange losses in the three months ended June 30, 2022 and 2021, respectively. We incurred immaterial foreign currency exchange losses in the six months ended June 30, 2022 compared to $1.3 million of foreign currency exchange losses in the six months ended June 30, 2021. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of June 30, 2022, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $82.6 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2022 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2022	50 BPS	100 BPS	150 BPS
Marketable securities	$83,441	$83,147	$82,852	$85,551	$82,245	$81,939	$81,632

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees work remotely as a result of COVID-19 and due to the current challenges we experience in attracting qualified personnel who reside within commuting distance of our corporate headquarters in San Jose, California, and our other key hiring locations. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the six months ended June 30, 2022 and 2021, purchases by our ten largest end-customers accounted for approximately 47% and 36% of our total revenue, respectively. During the years ended December 31, 2021, 2020 and 2019, purchases by our ten largest end-customers accounted for approximately 39%, 41% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the six months ended June 30, 2022, service providers accounted for approximately 65% of our total revenue and enterprise customers accounted for approximately 35% of our total revenue. During the six months ended June 30, 2021, service providers accounted for approximately 61% of our total revenue and enterprise customers accounted for approximately

39% of our total revenue. During the years ended December 31, 2021, 2020 and 2019, service providers accounted for approximately 63%, 61% and 58%, of our total revenue, respectively, and enterprise customers accounted for approximately 37%, 39% and 42% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, Taiwan and South Korea. During the six months ended June 30, 2022 approximately 50% of our total revenue was generated from customers located outside of the United States. During the years ended December 31, 2021, 2020, and 2019, approximately 60%, 63% and 64% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•economic uncertainty around the world, including continued economic uncertainty as a result of the COVID-19 pandemic, sovereign debt issues in Europe, the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), the war between Russia and Ukraine, and tensions between China and Taiwan;

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

Our success depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and finance personnel, many of whom may be difficult to replace. The complexity of our products, their integration into existing networks and ongoing support of our products requires us to retain highly trained technical services, customer support and sales personnel with specific expertise related to our business. Competition for qualified technical services, customer support, engineering and sales personnel in our industry is intense, because of the limited number of people available with the necessary technical skills and understanding of our products. Our ability to recruit and hire these personnel is harmed by tightening labor markets, particularly in the engineering field, in several of our key geographic hiring areas. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs, nor may we be successful in keeping the qualified personnel we currently have. Our ability to hire and retain these personnel may be adversely affected by volatility or reductions in the price of our common stock, since these employees are generally granted equity-based awards.

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

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and sell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products, or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distribution channel partners and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channel partners or customers.

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

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and foreign tax jurisdictions due to our international expansion. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state, local and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.2 million unfavorable during the six months ended June 30, 2022. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of June 30, 2022, our executive officers and directors, together with affiliated entities, owned 13% of our then outstanding common stock (38% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of June 30, 2022, there were approximately 0.7 million vested and exercisable options to purchase our common stock, in addition to the 76.0 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 8.9 million shares held by funds affiliated with Summit Partners, L.P. as of June 30, 2022 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended June 30, 2022, the Company repurchased 248 thousand shares for a total cost of $3.4 million under the 2021 Program. Under the 2021 Program, repurchased shares are held in treasury at cost. The 2021 Program does not obligate the Company to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under the 2021 Program have occurred in the open market.

Share repurchase activity during the three months ended June 30, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2022	—	$—	—	$64,625

May 1 - 31, 2022	—	$—	—	$64,625

June 1 - 30, 2022	248	$13.86	248	$61,189

Total	248			$61,189

(1) The $61,189 (in thousands) in the table above represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2022. The Company’s active stock repurchase program (the “2021 Program”) does not obligate it to acquire any specific number of shares. Under the 2021 Program, shares may be repurchased in privately negotiated and/or open market transactions.

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
Date: August 4, 2022

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2022

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)