Form 10-Q
period 2022-09-30
A10 Networks, Inc.
filed 2022-11-03
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 73,447,815.

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
• our stock repurchase program and our quarterly cash dividends;
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

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to affect in areas where we operate and sell our products and services. In response to the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. These types of measures continue to negatively affect many of the countries where we operate. The spread of the COVID-19 virus also caused us to implement modifications on our business practices (including work-from-home policies and restrictions on travel by our employees), some of which remain in place, although to a lesser extent than at the start of the pandemic. These same circumstances may affect the operations of our contract manufacturers and many of our vendors, as their own workforce and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2022.

In response to the outbreak of COVID-19, we have taken the following measures:
•Implemented work-from-home and social distancing policies for certain employees within our organization;
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
• reports by security and industry analysts,
• changes to our dividend program; and
• our stock repurchase programs.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$32,131	$78,925
Marketable securities	95,642	106,117
Accounts receivable, net of allowances of $319 and $543, respectively	73,500	61,795
Inventory	21,289	22,462
Prepaid expenses and other current assets	15,023	14,720
Total current assets	237,585	284,019
Property and equipment, net	17,958	10,692
Goodwill	1,307	1,307
Deferred tax assets, net	65,557	65,773
Other non-current assets	30,254	31,294
Total assets	$352,661	$393,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,045	$6,852
Accrued liabilities	41,472	36,101
Deferred revenue	74,762	73,132
Total current liabilities	122,279	116,085
Deferred revenue, non-current	51,405	48,499
Other non-current liabilities	18,243	19,613
Total liabilities	191,927	184,197
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 86,790 and 84,717 shares issued and 73,406 and 77,423 shares outstanding, respectively	1	1
Treasury stock, at cost: 13,384 and 7,294 shares, respectively	(134,934)	(55,677)
Additional paid-in-capital	460,884	446,035
Dividends paid	(15,392)	(3,880)
Accumulated other comprehensive income	(1,341)	(229)
Accumulated deficit	(148,484)	(177,362)
Total stockholders' equity	160,734	208,888
Total liabilities and stockholders' equity	$352,661	$393,085
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$45,104	$39,815	$123,624	$104,718
Services	26,955	25,545	79,080	74,653
Total revenue	72,059	65,360	202,704	179,371
Cost of revenue:
Products	10,191	7,859	28,342	23,160
Services	4,574	5,335	12,747	16,163
Total cost of revenue	14,765	13,194	41,089	39,323
Gross profit	57,294	52,166	161,615	140,048
Operating expenses:
Sales and marketing	21,605	21,354	66,159	60,195
Research and development	14,360	13,578	41,483	41,050
General and administrative	5,661	6,931	17,160	17,260
Total operating expenses	41,626	41,863	124,802	118,505
Income from operations	15,668	10,303	36,813	21,543
Non-operating income (expense), net:
Interest income	432	66	736	306
Other income (expense), net	(871)	(264)	(1,204)	(1,799)
Non-operating income (expense), net	(439)	(198)	(468)	(1,493)
Income before provision for (benefit from) income taxes	15,229	10,105	36,345	20,050
Provision for (benefit from) income taxes	3,116	(64,781)	7,467	(64,109)
Net income	$12,113	$74,886	$28,878	$84,159
Net income per share:
Basic	$0.16	$0.97	$0.38	$1.09
Diluted	$0.16	$0.94	$0.37	$1.05
Weighted-average shares used in computing net income per share:
Basic	75,881	77,149	76,191	76,885
Diluted	77,679	79,927	78,454	79,803

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$12,113	$74,886	$28,878	$84,159
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(135)	11	(1,112)	(96)
Comprehensive income	$11,978	$74,897	$27,766	$84,063

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issued and outstanding
Beginning balance	75,962	76,554	77,423	76,346
Common stock issued under employee equity incentive plans	1,164	954	2,073	2,410
Repurchase of common stock	(3,720)	—	(6,090)	(1,248)
Ending balance	73,406	77,508	73,406	77,508

Stockholders' equity
Beginning balance	$194,759	$124,505	$208,888	$115,974
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(87,435)	$(48,623)	$(55,677)	$(37,410)
Repurchase of common stock	(47,499)	—	(79,257)	(11,213)
Ending balance	$(134,934)	$(48,623)	$(134,934)	$(48,623)

Dividends paid:
Beginning balance	$(11,543)	$—	$(3,880)	$—
Payments for dividends	(3,849)	—	(11,512)	—
Ending balance	$(15,392)	$—	$(15,392)	$—

Additional paid-in capital:
Beginning balance	$455,539	$436,112	$446,035	$425,534
Common stock issued under employee equity incentive plans	1,691	172	4,662	3,750
Stock-based compensation	3,654	4,021	10,187	11,021
Ending balance	$460,884	$440,305	$460,884	$440,305

Accumulated other comprehensive income:
Beginning balance	$(1,206)	$(9)	$(229)	$98
Unrealized income (loss) on marketable securities, net of tax	(135)	11	(1,112)	(96)
Ending balance	$(1,341)	$2	$(1,341)	$2

Accumulated deficit:
Beginning balance	$(160,597)	$(262,976)	$(177,362)	$(272,249)
Net income	12,113	74,886	28,878	84,159
Ending balance	$(148,484)	$(188,090)	$(148,484)	$(188,090)

Total stockholders' equity	$160,734	$203,595	$160,734	$203,595
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$28,878	$84,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,539	7,044
Stock-based compensation	9,818	10,848
Release of deferred tax asset valuation allowance	—	(65,417)
Other non-cash items	49	786
Changes in operating assets and liabilities:
Accounts receivable	(11,090)	4,418
Inventory	530	1,438
Prepaid expenses and other assets	(2,574)	1,905
Accounts payable	(914)	(1,086)
Accrued liabilities	4,001	(11,309)
Deferred revenue	4,536	8,417
Net cash provided by operating activities	38,773	41,203
Cash flows from investing activities:
Proceeds from sales of marketable securities	6,252	5,865
Proceeds from maturities of marketable securities	48,248	70,870
Purchases of marketable securities	(45,699)	(104,732)
Purchases of property and equipment	(8,261)	(3,387)
Net cash provided by (used in) investing activities	540	(31,384)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	4,662	3,750
Repurchase of common stock	(79,257)	(11,213)
Payments for dividends	(11,512)	—
Net cash used in financing activities	(86,107)	(7,463)
Net increase (decrease) in cash and cash equivalents	(46,794)	2,356
Cash and cash equivalents—beginning of period	$78,925	$83,281
Cash and cash equivalents—end of period	$32,131	$85,637

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$642	$122
Purchases of property and equipment included in accounts payable	$108	$9

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in America (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2022, we have sold our products to more than 7,950 end-customers worldwide since our inception.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2022	2021	2022	2021
Customer A (a distribution channel partner)	*	13%	*	10%
Customer B (an end-customer)	10%	*	10%	*
Customer C (an end-customer)	*	10%	13%	*
* represents less than 10% of total revenue

As of September 30, 2022, one customer accounted for 24% of our total gross accounts receivable. As of December 31, 2021, two customers accounted for 14% and 11%, respectively, of our total gross accounts receivable.

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

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2022 (in thousands):

September 30, 2022
Operating leases
Right-of-use assets:
Other non-current assets	$22,388
Total right-of-use assets	$22,388

Lease liabilities:
Accrued liabilities	$4,653
Other non-current liabilities	17,972
Total operating lease liabilities	$22,625

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$1,309
2023	5,314
2024	5,438
2025	4,953
2026	4,892
Thereafter	2,441
Total lease payments	24,347
Less: imputed interest	(1,722)
Present value of lease liabilities	$22,625

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$1,085	$4,069	$3,248	$8,171
Short-term lease costs	126	394	417	853
Total lease costs	$1,211	$4,463	$3,665	$9,024

Average lease terms and discount rates for the Company’s operating leases were as follows:

September 30, 2022
Weighted-average remaining term (years)	4.64
Weighted-average discount rate	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,855
Right-of-use assets obtained in exchange for new lease liabilities	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$30,928	$—	$(730)	$30,198	$62,588	$1	$(168)	$62,421
U.S. Treasury and agency securities	41,217	—	(502)	40,715	13,904	—	(59)	13,845
Commercial paper	16,524	—	—	16,524	23,570	—	—	23,570
Asset-backed securities	8,314	—	(109)	8,205	6,285	—	(4)	6,281
Total	$96,983	$—	$(1,341)	$95,642	$106,347	$1	$(231)	$106,117

During the three and nine months ended September 30, 2022 and 2021, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$89,300	$88,265
Mature in 1 - 3 years	7,683	7,377
Total	$96,983	$95,642

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$30,198	$(730)	$—	$—	$30,198	$(730)
U.S. Treasury and agency securities	39,716	(502)	—	—	39,716	(502)
Asset-backed securities	8,205	(109)	—	—	8,205	(109)
	$78,119	$(1,341)	$—	$—	$78,119	$(1,341)

Marketable securities in an unrealized loss position as of December 31, 2021 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$62,012	$(168)	$—	$—	$62,012	$(168)
U.S. Treasury and agency securities	13,845	(59)	—	—	13,845	(59)
Asset-backed securities	6,281	(4)	—	—	6,281	(4)
	$82,138	$(231)	$—	$—	$82,138	$(231)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2022 and 2021.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$31,877	$—	$—	$31,877	$62,021	$—	$—	$62,021
Cash equivalents	254	—	—	254	16,904	—	—	16,904
Corporate securities	—	30,198	—	30,198	—	62,421	—	62,421
U.S. Treasury and agency securities	—	40,715	—	40,715	—	13,845	—	13,845
Commercial paper	—	16,524	—	16,524	—	23,570	—	23,570
Asset-backed securities	—	8,205	—	8,205	—	6,281	—	6,281
Total	$32,131	$95,642	$—	$127,773	$78,925	$106,117	$—	$185,042

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2022 and 2021.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw materials	$11,933	$10,774
Finished goods	9,356	11,688
Total inventory	$21,289	$22,462

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Prepaid expenses	$4,795	$4,326
Deferred contract acquisition costs	7,805	7,399
Other	2,423	2,995
Total prepaid expenses and other current assets	$15,023	$14,720

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30, 2022	December 31, 2021
	(in years)
Equipment	1 - 5	$26,810	$25,407
Software	1 - 3	865	807
Furniture and fixtures	1 - 7	562	545
Leasehold improvements	Lease term	3,237	3,231
Construction in process		9,807	4,823
Property and equipment, gross		41,281	34,813
Less: accumulated depreciation		(23,323)	(24,121)
Property and equipment, net		$17,958	$10,692

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. We expect the first of these projects to be available for release to customers in the fourth quarter of 2022.

Depreciation expense on property and equipment was $0.7 million and $0.6 million for the three-month periods ended September 30, 2022 and 2021, respectively, and was $2.0 million for each of the nine-month periods ended September 30, 2022 and 2021.

Intangible Assets

Purchased intangible assets, which included developed technology and patents, were fully amortized as of December 31, 2021. Amortization expense related to these purchased intangible assets was $0.4 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Accrued compensation and benefits	$23,251	$24,003
Accrued tax liabilities	6,930	1,020
Lease liability	4,653	3,983
Other	6,638	7,095
Total accrued liabilities	$41,472	$36,101

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Deferred revenue:
Products	$9,794	$6,164
Services	116,373	115,467
Total deferred revenue	126,167	121,631
Less: current portion	(74,762)	(73,132)
Non-current portion	$51,405	$48,499

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2022.

Rent expense was $1.2 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and was $3.7 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $37.9 million as of September 30, 2022.

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

The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. Since November 2020, our Board of Directors determined the number of shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021 and in 2022. As of September 30, 2022, we had 13,293,128 shares available for future grant under the 2014 Plan.

2014 Employee Stock Purchase Plan

In October 2018, the Board of Directors approved amending the 2014 Employee Stock Purchase Plan (the “Amended 2014 Purchase Plan”) in order to, among other things, reduce the maximum contribution participants can make under the plan from 15% to 10% of eligible compensation. The Amended 2014 Purchase Plan also reflects revised offering periods, which were changed from 24 months to six months in duration and that begin on or about December 1 and June 1 each year, starting in December 2018. As of September 30, 2022, the Company had 1,251,660 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation by type of award:
Stock awards	$3,168	$3,671	8,803	10,039
Employee stock purchase rights	337	287	1,015	809
	$3,505	$3,958	$9,818	$10,848

Stock-based compensation by category of expense:
Cost of revenue	$434	$351	$1,155	$1,197
Sales and marketing	1,193	1,148	3,335	3,181
Research and development	826	916	2,455	2,923
General and administrative	1,052	1,543	2,873	3,547
	$3,505	$3,958	$9,818	$10,848

As of September 30, 2022, the Company had $30.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.41 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	871	$6.13
Exercised	(494)	6.00
Outstanding as of September 30, 2022	377	6.30	1.57	$2,632
Vested and exercisable as of September 30, 2022	377	$6.30	1.57	$2,632

As of September 30, 2022, the aggregate intrinsic value represents the excess of the closing price of our common stock of $13.27 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $2.8 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively, and was $4.5 million and $4.8 million during the nine months ended September 30, 2022 and 2021, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2022, there were 2,515,276 RSUs and 815,162 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2021	3,717	$8.56
Granted	1,485	13.62
Released	(1,445)	7.93
Canceled	(426)	9.32
Nonvested as of September 30, 2022	3,331	$10.99	1.74	$44,195

The aggregate fair value of stock awards released was $7.6 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively, and was $11.5 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock Repurchase Program

On September 17, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”).

During the three months ended September 30, 2022, the Company repurchased 3.7 million shares for a total cost of $47.5 million under the 2021 Program, of which 3.5 million shares were purchased in a privately negotiated transaction for a total cost of $44.6 million. During the nine months ended September 30, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million under the 2021 Program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under both programs have occurred in the open market and through privately negotiated transactions. Since approving the 2021 Program, the Company has repurchased 6.6 million shares for a total cost of $86.3 million through September 30, 2022 and the Company had $13.7 million available to repurchase shares under the 2021 Program as of September 30, 2022. The 2021 Program expired in October 2022 and the new 2022 Program went into effect.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net income per share
Numerator:
Net income	$12,113	$74,886	$28,878	$84,159
Denominator:
Weighted-average shares outstanding - basic	75,881	77,149	76,191	76,885
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,798	2,778	2,263	2,918
Weighted-average shares outstanding - diluted	77,679	79,927	78,454	79,803
Net income per share:
Basic	$0.16	$0.97	$0.38	$1.09
Diluted	$0.16	$0.94	$0.37	$1.05

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options, restricted stock units and employee stock purchase rights	4	3	84	235

8. Income Taxes

We recorded income tax expense of $3.1 million and income tax benefit of $64.8 million for the three months ended September 30, 2022 and 2021, respectively, and we recorded an income tax provision of $7.5 million and an income tax benefit of $64.1 million for the nine months ended September 30, 2022 and 2021, respectively. The main component of the income tax benefit in 2021 is related to the valuation allowance release in the three months ended September 30, 2022. Income tax expense in 2022 is primarily U.S. state and federal taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

Recognition of deferred tax assets is appropriate when the realization of these assets is more likely than not. Primarily based upon a strong earnings history and expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis as of September 30, 2021. Therefore, we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the three and nine months ended September 30, 2022, we recorded no change in our net valuation allowance.

We had $7.7 million of unrecognized tax benefits as of September 30, 2022. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our provision for income taxes in our condensed consolidated statements of operations.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. We are currently under examination for transfer pricing practices in Japan for the years 2019 through 2021, which we expect to be concluded by the end of 2022.

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revised the U.S. tax code generally effective January 1, 2018. Beginning in 2022 the Tax Act requires capitalization of research and development costs. We currently believe that this provision will not materially impact our income tax provision.

On June 29, 2020, the California Governor signed Assembly Bill 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year limit on the use of business incentive tax credits to offset no more than $5 million of tax per year. The three-year term was subsequently revised to a two-year term and has been accounted for in our income tax provision.

9. Geographic Information

We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in America (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$35,995	$32,261	$107,506	$87,367
United States	29,219	27,227	92,149	71,484
Americas-other	6,776	5,034	15,357	15,883
APJ	24,860	22,111	64,263	65,332
APAC	9,487	6,794	23,700	20,832
Japan	15,373	15,317	40,563	44,500
EMEA	11,204	10,988	30,935	26,672
Total revenue	$72,059	$65,360	$202,704	$179,371

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	September 30, 2022	December 31, 2021
United States	$36,866	$32,255
Japan	1,959	422
India	856	513
Other	665	368
Total	$40,346	$33,558

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net	$73,500	$61,795
Deferred revenue, current	74,762	73,132
Deferred revenue, non-current	51,405	48,499

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2022 and December 31, 2021.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $20.3 million and $23.6 million during the three months ended September 30, 2022 and 2021, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $59.5 million and $54.1 million during the nine months ended September 30, 2022 and 2021, respectively, related to deferred revenues at the beginning of the respective periods.

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
As of September 30, 2022, the current and non-current portions of deferred contract acquisition costs were $7.8 million and $4.6 million, respectively. As of December 31, 2021, the current and non-current portions of deferred contract acquisition costs were $7.4 million and $4.5 million, respectively. Related amortization expense was $2.7 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and was $6.8 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2022 and 2021.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

September 30, 2022

Within 1 year	$74,762
Next 2 to 3 years	40,864
Thereafter	10,541
Total	$126,167

11. Subsequent Events

On November 1, 2022, the Company announced its Board of Directors declared a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on December 1, 2022 to shareholders of record on November 15, 2022 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Also on November 1, 2022, the Company announced its Board of Directors authorized a new, $50 million share repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock during the next 12 months. Under the share repurchase program, the Company is authorized to repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in America (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2022, we have sold our products to more than 7,950 customers worldwide since our inception.

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

During the three months ended September 30, 2022, (i) 50% of our total revenue was generated from the Americas region, of which 41% was generated from the United States, (ii) 34% from the APJ region, of which 21% was generated from Japan, and (iii) 16% from the EMEA region. During the three months ended September 30, 2021, (i) 49% of our total revenue was generated from the Americas region, of which 42% was generated from the United States, (ii) 34% from the APJ region, of which 23% was generated from Japan, and (iii) 17% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 38% and 35% of our total revenue during the three months ended September 30, 2022 and 2021, respectively, and our service provider customers accounted for 62% and 65% of our total revenue during the three months ended September 30, 2022 and 2021, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 36% and 45% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2022, we had $32.1 million of cash and cash equivalents and $95.6 million of marketable securities. Cash provided by operating activities was $38.8 million during the nine months ended September 30, 2022, compared to $41.2 million of cash provided by operating activities in the same period of 2021.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$45,104	62.6%	$39,815	60.9%	$5,289	13.3%
Services	26,955	37.4	25,545	39.1	1,410	5.5
Total revenue	72,059	100.0	65,360	100.0	6,699	10.2
Cost of revenue:
Products	10,191	14.1	7,859	12.0	2,332	29.7
Services	4,574	6.3	5,335	8.1	(761)	(14.3)
Total cost of revenue	14,765	20.5	13,194	20.2	1,571	11.9
Gross profit	57,294	79.5	52,166	79.8	5,128	9.8
Operating expenses:
Sales and marketing	21,605	30.0	21,354	32.7	251	1.2
Research and development	14,360	19.9	13,578	20.8	782	5.8
General and administrative	5,661	7.9	6,931	10.6	(1,270)	(18.3)
Total operating expenses	41,626	57.8	41,863	64.0	(237)	(0.6)
Income from operations	15,668	21.7	10,303	15.8	5,365	52.1
Non-operating income (expense), net:
Interest income	432	0.6	66	0.1	366	554.5
Other income (expense), net	(871)	(1.2)	(264)	(0.4)	(607)	229.9
Non-operating income (expense), net	(439)	(0.6)	(198)	(0.3)	(241)	121.7
Income before provision for (benefit from) income taxes	15,229	21.1	10,105	15.5	5,124	50.7
Provision for (benefit from) income taxes	3,116	4.3	(64,781)	(99.1)	67,897	(104.8)
Net income	$12,113	16.8%	$74,886	114.6%	$(62,773)	(83.8)%

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$123,624	61.0%	$104,718	58.4%	$18,906	18.1%
Services	79,080	39.0	74,653	41.6	4,427	5.9
Total revenue	202,704	100.0	179,371	100.0	23,333	13.0
Cost of revenue:
Products	28,342	14.0	23,160	12.9	5,182	22.4
Services	12,747	6.3	16,163	9.0	(3,416)	(21.1)
Total cost of revenue	41,089	20.3	39,323	21.9	1,766	4.5
Gross profit	161,615	79.7	140,048	78.1	21,567	15.4
Operating expenses:
Sales and marketing	66,159	32.6	60,195	33.6	5,964	9.9
Research and development	41,483	20.5	41,050	22.9	433	1.1
General and administrative	17,160	8.5	17,260	9.5	(100)	(0.6)
Total operating expenses	124,802	61.6	118,505	66.1	6,297	5.3
Income from operations	36,813	18.2	21,543	12.0	15,270	70.9
Non-operating income (expense), net:
Interest income	736	0.4	306	0.2	430	140.5
Other income (expense), net	(1,204)	(0.6)	(1,799)	(1.0)	595	(33.1)
Non-operating income (expense), net	(468)	(0.2)	(1,493)	(0.8)	1,025	(68.7)
Income before provision for (benefit from) income taxes	36,345	17.9	20,050	11.2	16,295	81.3
Provision for (benefit from) income taxes	7,467	3.7	(64,109)	(35.7)	71,576	(111.6)
Net income	$28,878	14.2%	$84,159	46.9%	$(55,281)	(65.7)%

Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. Additionally, an immaterial portion of our products revenue comes from subscription revenue. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$45,104	63%	$39,815	61%	$5,289	13%
Services	26,955	37	25,545	39	1,410	6
Total revenue	$72,059	100%	$65,360	100%	$6,699	10%
Revenue by geographic region:
Americas	$35,995	50%	$32,261	49%	$3,734	12%
United States	29,219	41%	27,227	42%	1,992	7%
Americas-other	6,776	9%	5,034	8%	1,742	35%
APJ	24,860	34%	22,111	34%	2,749	12%
APAC	9,487	13%	6,794	10%	2,693	40%
Japan	15,373	21%	15,317	23%	56	—%
EMEA	11,204	16%	10,988	17%	216	2
Total revenue	$72,059	100%	$65,360	100%	$6,699	10%

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$123,624	61%	$104,718	58%	$18,906	18%
Services	79,080	39	74,653	42	4,427	6
Total revenue	$202,704	100%	$179,371	100%	$23,333	13%
Revenue by geographic region:
Americas	$107,506	53%	$87,367	49%	$20,139	23%
United States	92,149	45%	71,484	40%	20,665	29%
Americas-other	15,357	8%	15,883	9%	(526)	(3)%
APJ	64,263	32%	65,332	36%	(1,069)	(2)%
APAC	23,700	12%	20,832	12%	2,868	14%
Japan	40,563	20%	44,500	25%	(3,937)	(9)%
EMEA	30,935	15%	26,672	15%	4,263	16
Total revenue	$202,704	100%	$179,371	100%	$23,333	13%

Total revenue increased $6.7 million, or 10%, during the three months ended September 30, 2022, compared to the same period of 2021. Changes in revenue was due primarily to (i) a $3.7 million increase in the Americas region, comprised of an increase in the United States of $2.0 million and an increase in Americas-other of $1.7 million, (ii) a $2.7 million increase in the APJ region, comprised of an increase in APAC of $2.7 million and an increase in JAPAN of $56 thousand and (iii) a $0.2 million increase in the EMEA region. The overall increase in revenue was attributable to a $4.0 million increase in revenue from Enterprise customers and a $2.7 million increase in revenue from Service Provider customers during the three months ended September 30, 2022 compared to the same period of 2021. Products revenue increased $5.3 million, of which $3.0 million was from the APJ region and $2.5 million was from the Americas region, while services revenue increased $1.4 million, of which $1.2 million was from the Americas region during the three months ended September 30, 2022, compared to the same period of 2021.

Total revenue increased $23.3 million, or 13%, during the nine months ended September 30, 2022, compared to the same period of 2021. Changes in revenue was due primarily to (i) a $20.1 million increase in the Americas region, comprised of an increase in the United States of $20.7 million and a decrease in Americas-other of $0.5 million, (ii) a $1.1 million decrease in the APJ region, comprised of a decrease in Japan of $3.9 million and an increase in APAC of $2.9 million and (iii) a $4.3 million increase in the EMEA region. The overall increase in revenue was attributable to a $17.7 million increase in revenue from Service Provider customers and a $5.6 million increase in revenue from Enterprise customers during the nine months ended September 30, 2022 compared to the same period of 2021. Products revenue increase $18.9 million, of which $17.0 million was from the Americas region, while services revenue increased $4.4 million, of which $3.2 million was from the Americas region in the nine months ended September 30, 2022, compared to the same period of 2021.

Products revenue increased $5.3 million, or 13%, during the three months ended September 30, 2022 compared to the same period of 2021, driven by increased demand from our Enterprise customers in the EMEA and Americas regions.

Products revenue increased $18.9 million, or 18%, during the nine months ended September 30, 2022 compared to the same period of 2021, driven by increased demand from our service provider customers in the Americas region, partially offset by decreased demand from our service provider customers in the APJ region.

Services revenue increased $1.4 million, or 6%, during the three months ended September 30, 2022, and grew by $4.4 million, or 6%, during the nine months ended September 30, 2022, compared to the same periods of 2021, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas and EMEA regions.

During the three months ended September 30, 2022, $36.0 million, or 50% of total revenue, was generated from the Americas region, and during the three months ended September 30, 2021, $32.3 million, or 49% of total revenue, was generated from the Americas region, which represents a 12% increase in revenue compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the nine months ended September 30, 2022, $107.5 million, or 53% of total revenue, was generated from the Americas region, and during the nine months ended September 30, 2021, $87.4 million, or 48% of total revenue, was generated from the Americas region, which represents a 23% increase in revenue compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the three months ended September 30, 2022, $24.9 million, or 34% of total revenue, was generated from the APJ region, and during the three months ended September 30, 2021, $22.1 million, or 34% of total revenue, was generated from the APJ region, which represents an 12% increase compared to the same period of 2021. The increase was primarily due to higher products revenue driven by higher demand from our service provider customers.

During the nine months ended September 30, 2022, $64.3 million, or 32% of total revenue, was generated from the APJ region, and during the nine months ended September 30, 2021, $65.3 million, or 36% of total revenue, was generated from the APJ region, which represents an 2% decrease compared to the same period of 2021. The decrease was primarily due to lower services revenue driven by lower demand from our enterprise customers.

During the three months ended September 30, 2022, $11.2 million, or 16% of total revenue, was generated from the EMEA region, and during the three months ended September 30, 2021, $11.0 million, or 17% of total revenue, was generated from the EMEA region, which represents a 2% increase compared to the same period of 2021. The increase was primarily due to higher services revenue driven by an increase in demand from our enterprise customers.

During the nine months ended September 30, 2022, $30.9 million, or 15% of total revenue, was generated from the EMEA region, and during the nine months ended September 30, 2021, $26.7 million, or 15% of total revenue, was generated from the EMEA region, which represents a 16% increase compared to the same period of 2021. The increase was due to higher products and services revenue driven by an increase in demand from our enterprise customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$10,191	$7,859	$2,332	29.7%
Services	4,574	5,335	(761)	(14.3)
Total cost of revenue	$14,765	$13,194	$1,571	11.9%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$28,342	$23,160	$5,182	22.4%
Services	12,747	16,163	(3,416)	(21.1)
Total cost of revenue	$41,089	$39,323	$1,766	4.5%

Products cost of revenue increased 29.7% and 22.4% during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily driven by increase in products revenue, as well as changes in geographic mix and product mix.

Services cost of revenue decreased 14.3% and 21.1% during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$34,913	77.4%	$31,956	80.3%	$2,957	(2.9)%
Services	22,381	83.0	20,210	79.1	2,171	3.9
Total gross profit	$57,294	79.5%	$52,166	79.8%	$5,128	(0.3)%

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$95,282	77.1%	$81,558	77.9%	$13,724	(0.8)%
Services	66,333	83.9	58,490	78.3	7,843	5.6
Total gross profit	$161,615	79.7%	$140,048	78.1%	$21,567	1.6%

Products gross margin decreased 2.9% and 0.8% during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily driven by changes in product and geographic mix. The decrease in products revenue in the EMEA region also contributed to the decrease in products gross margin.

Services gross margin increased 3.9% and 5.6% during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$21,605	$21,354	$251	1.2%
Research and development	14,360	13,578	782	5.8
General and administrative	5,661	6,931	(1,270)	(18.3)
Total operating expenses	$41,626	$41,863	$(237)	(0.6)%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$66,159	$60,195	$5,964	9.9%
Research and development	41,483	41,050	433	1.1
General and administrative	17,160	17,260	(100)	(0.6)
Total operating expenses	$124,802	$118,505	$6,297	5.3%

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

Sales and marketing operating expenses increased $0.3 million, or 1.2%, in the three months ended September 30, 2022, and increased $6.0 million, or 9.9%, in the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in employee headcount resulting in higher personnel costs.

In 2022, we expect sales and marketing expenses to increase from 2021 levels in line with overall revenue growth as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses increased $0.8 million, or 5.8%, in the three months ended September 30, 2022, and increased $0.4 million, or 1.1%, in the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in consulting costs as we outsource certain research and development functions.

In 2022, we expect research and development expenses to increase from 2021 levels reflecting strategic investments in our growth priorities, including cybersecurity technology.

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

General and administrative operating expenses decreased $1.3 million, or 18.3%, in the three months ended September 30, 2022, and decreased $0.1 million, or 0.6%, in the nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to a decrease in employee headcount resulting in lower personnel costs.

In 2022, we expect general and administrative expenses to remain stable as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense), Net

Non-Operating income (expense), net, consists primarily of foreign currency exchange gains and losses, partially offset by interest income earned on our cash and cash equivalents and marketable securities.

Non-operating income (expense), net, had an unfavorable change of $0.2 million and a favorable change of $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The unfavorable change for the three months ended September 30, 2022 was primarily driven by an unfavorable change in foreign exchange gains and losses as we incurred $0.6 million of foreign exchange losses. The favorable change for the nine months ended September 30, 2022 was primarily driven by a favorable change in foreign exchange gains and losses as we incurred $0.6 million of foreign exchange gains. Foreign currency exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income increased $0.4 million for each of the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods of 2021.

Provision for Income Taxes

We recorded income tax provision of $3.1 million and an income tax benefit of $64.8 million for the three months ended September 30, 2022 and 2021, respectively, and we recorded income tax provision of $7.5 million and an income tax benefit of $64.1 million for the nine months ended September 30, 2022 and 2021, respectively. Our income tax provision for the three and nine months ended September 30, 2022 primarily consisted of U.S. federal and state taxes. The Company had maintained a full valuation allowance on its U.S. deferred tax assets since inception, which primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. A valuation allowance was recorded against our gross deferred tax asset balance as of December 31, 2020. For the three months ended September 30, 2021, we recorded a net valuation allowance release of $62.9 million, plus other related adjustments, for a total of $65.4 million as a discrete tax benefit. This was based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $32.1, including $2.7 million held outside the United States in our foreign subsidiaries, and $95.6 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2022, we had working capital of $115.3 million, accumulated deficit of $148.5 million and total stockholders’ equity of $160.7 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a stock repurchase program (the “2021 Program”) of up to $100 million of its common stock over a period of twelve months. As of September 30, 2022, the Company had $13.7 million available to repurchase shares under the 2021 Program. The 2021 Program expired in October 2022. On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program (the “2022 Program”) of up to $50 million of its common stock over a period of twelve months. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, repurchases under these programs have occurred in the open market and through privately negotiated transactions. During the three months ended September 30, 2022, the Company repurchased 0.2 million on the open market shares for a total cost of $2.9 million and 3.5 million shares in a privately negotiated transaction for a total cost of $44.6 million. During the nine months ended September 30, 2022, the Company repurchased 2.6 million shares in the open market for a total cost of $34.6 million and 3.5 million shares in a privately negotiated transaction for a total cost of $44.6 million.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid in December 2021, the second dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.9 million, was paid in March 2022, the third dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.8 million, was paid in June 2022 and the fourth dividend, in the amount of $0.05 per share of common stock outstanding, for a total of $3.8 million, was paid in September 2022 as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid in December 2022 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$38,773	$41,203
Investing activities	540	(31,384)
Financing activities	(86,107)	(7,463)
Net increase (decrease) in cash and cash equivalents	$(46,794)	$2,356

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

During the nine months ended September 30, 2022, cash provided by operating activities was $38.8 million, consisting of net income of $28.9 million and non-cash charges of $15.4 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $5.5 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $5.5 million and stock-based compensation expense of $9.8 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accounts receivable of $11.1 million and prepaid expenses and other current assets of $2.6 million and accounts payable of $0.9 million, partially offset by cash inflows from changes in deferred revenue of $4.5 million, accrued liabilities of $4.0 million and inventory of $0.5 million.

The unfavorable change in accounts receivable was attributed to timing of billing and cash collections. The unfavorable change in prepaid expenses and other current assets was primarily due to a net increase in deferred commissions payable. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in deferred revenue was attributable to the timing of service contract bookings. The favorable change in accrued liabilities was attributed to cash bonus and commission accruals and the favorable change in inventory was attributable to product shipments made in the nine months ended September 30, 2022.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash provided by investing activities was $0.5 million, consisting of maturities and sales of marketable securities of $48.2 million and $6.3 million, respectively, partially offset by purchases of marketable securities of $45.7 million and property and equipment of $8.3 million.

During the nine months ended September 30, 2021, cash used in investing activities was $31.4 million, consisting of purchases of marketable securities of $104.7 million and purchases of property and equipment of $3.4 million, partially offset by proceeds from sales and maturities of marketable securities of $76.7 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, cash used in financing activities was $86.1 million and primarily consisting of $79.3 million of cash used to repurchase stock under the Company’s stock repurchase program and $11.5 million used for cash dividend payments, partially offset by $4.7 million of proceeds from common stock issued under the Company’s equity plans.

During the nine months ended September 30, 2021, cash used in financing activities was $7.5 million primarily consisting of $11.2 million of cash used to repurchase common stock under the Company’s stock repurchase program, partially offset by $3.8 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $24.3 million as of September 30, 2022. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $7.7 million of tax liabilities related to uncertain tax positions as of September 30, 2022. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan where we invoice primarily in Japanese Yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas and EMEA regions and, to a lesser extent, the APJ region. In 2016, we initiated a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We incurred $0.9 million and $0.2 million of foreign currency exchange losses in the three months ended September 30, 2022 and 2021, respectively, and we incurred $1.0 million and $1.6 million of foreign currency exchange losses in the nine months ended September 30, 2022 and 2021, respectively. The effect of a hypothetical 10% change in our exchange rates would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of September 30, 2022, our investment portfolio included marketable securities with an aggregate amortized cost basis of $97.0 million and a fair value of $95.6 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2022 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2022	50 BPS	100 BPS	150 BPS
Marketable securities	$96,359	$96,120	$95,882	95,642	$95,401	$95,160	$94,919

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022, and that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees work remotely as a result of COVID-19 and due to the current challenges we experience in attracting qualified personnel who reside within commuting distance of our corporate headquarters in San Jose, California, and our other key hiring locations. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. The COVID-19 pandemic, actions taken in response to it and similar or related issues in the future could have an adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have periodically recommended, and many local governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. These types of measures continue to negatively affect many of the countries where we operate. Such preventive measures, or others we may voluntarily put in place, may have an adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Additionally, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration.

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

There continue to be many uncertainties around COVID-19, including scientific and health issues, the unknown duration and extent of economic disruption on the global economy. Due to COVID-19, we face heightened risk to our business and operations. We cannot predict what impacts may arise in the future due to the evolving nature of the COVID-19 pandemic.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the nine months ended September 30, 2022 and 2021, purchases by our ten largest end-customers accounted for approximately 40% and 37% of our total revenue, respectively. During the years ended December 31, 2021, 2020 and 2019, purchases by our ten largest end-customers accounted for approximately 39%, 41% and 36% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the nine months ended September 30, 2022, service providers accounted for approximately 64% of our total revenue and enterprise customers accounted for approximately 36% of our total revenue. During the nine months ended September 30, 2021, service providers accounted for approximately 63% of our total revenue and enterprise customers accounted for approximately 37% of our total revenue. During the years ended December 31, 2021, 2020 and 2019, service providers accounted for approximately 63%, 61% and 58%, of our total revenue, respectively, and enterprise customers accounted for approximately 37%, 39% and 42% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, APAC and Western Europe. During the nine months ended September 30, 2022 approximately 55% of our total revenue was generated from customers located outside of the United States. During the years ended December 31, 2021, 2020, and 2019, approximately 60%, 63% and 64% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.9 million unfavorable during the nine months ended September 30, 2022. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of September 30, 2022, our executive officers and directors, together with affiliated entities, owned 8% of our then outstanding common stock (29% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of September 30, 2022, there were approximately 0.4 million vested and exercisable options to purchase our common stock, in addition to the 73.4 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 5.4 million shares held by funds affiliated with Summit Partners, L.P. as of September 30, 2022 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this strategy, the Board began declaring quarterly cash dividends. The declaration, amount and timing of any cash dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.

There is no assurance that the existence of a share repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this, the Board authorized a $100 million share repurchase program (the “ 2021 Program”) under which we may repurchase up to $100 million of our outstanding common stock over the following 12 months. Under the share repurchase program, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The 2021 Program expired in October 2022.

On November 1, 2022, we announced that our Board of Directors authorized a new, $50 million share repurchase program (the “2022 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the share repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Repurchases pursuant to 2022 Program or any other share repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although the share repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 28, 2021, we announced that our Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended September 30, 2022, the Company repurchased 3.7 million shares for a total cost of $47.5 million under the 2021 Program. Under the 2021 Program, repurchased shares are held in treasury at cost. The 2021 Program does not obligate the Company to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under the 2021 Program have occurred in the open market and through privately negotiated transactions. The 2021 Program expired in October 2022.

On November 1, 2022, we announced that our Board of Directors authorized a new, $50 million share repurchase program (the “2022 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the share repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended September 30, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2022	—	$—	—	$61,189

August 1 - 31, 2022	—	$—	—	$61,189

September 1 - 30, 2022	3,720	$12.77	3,720	$13,690

Total	3,720			$13,690

(1) The $13,690 (in thousands) in the table above represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2022. The Company’s stock repurchase program (the “2021 Program”) does not obligate it to acquire any specific number of shares. Under the 2021 Program, shares may be repurchased in privately negotiated and/or open market transactions. The 2021 Program expired in October 2022.

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
10.1
Common Stock Repurchase Agreement, dated as of September 8, 2022, between A10 Networks, Inc. and Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P.

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
Date: November 3, 2022

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2022

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)