Form 10-K
period 2022-12-31
A10 Networks, Inc.
filed 2023-02-27
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $955.5 million, based upon the closing sale price of such stock on the New York Stock Exchange. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date, as well as shares held by entities affiliated with our executive officers and directors, have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 17, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 74,088,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
• our ability to provide customers with improved benefits relating to their existing products and applications;
• our ability to maintain an adequate rate of revenue growth and other factors contributing to such growth;
• our ability to successfully anticipate market needs and opportunities;
• our business plan and our ability to effectively manage our growth and business operations;
• our plans to strengthen our sales efforts;
• our expectations with respect to recognizing revenue related to remaining performance obligations;
• our plans to introduce new products;
• loss or delay of expected purchases by our largest end-customers;
• our ability to further penetrate our existing customer base;
• our ability to displace existing products in established markets;
• continued growth in markets relating to our networking and network security;
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
• our ability to protect against or adequately remedy security breaches in a timely or capital efficient manner;
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
unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate (especially in light of the ongoing adverse effects of the COVID-19 global pandemic); execution risks related to closing key deals and improving our execution, the continued market adoption of our products, our ability to successfully anticipate market needs and opportunities, our timely development of new products and features, our ability to maintain profitability, any loss or delay of expected purchases by our largest end-customers, our ability to maintain or improve our competitive position, competitive and execution risks related to cloud-based computing trends, our ability to attract and retain new end-customers and our largest end-consumers, our ability to maintain and enhance our brand and reputation, changes demanded by our customers in the deployment and payment model for our products, continued growth in markets relating to networking and network security, the success of any future acquisitions or investments in complementary companies, products, services or technologies, the ability of our sales and other teams to execute well, our ability to shorten our close cycles, the ability of our channel partners to sell our products, variations in product mix or geographic locations of our sales, risks associated with our presence in international markets, weaknesses or deficiencies in our internal control over financial reporting, and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

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

NOTE REGARDING COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to affect in areas where we operate and sell our products and services. In response to the pandemic, public health organizations recommended, and many local governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which resulted in a significant deterioration of economic conditions in many of the countries in which we operate. These types of measures continue to negatively affect many of the countries where we operate. The spread of the COVID-19 virus also caused us to implement modifications on our business practices (including work-from-home policies and restrictions on travel by our employees), some of which remain in place, although to a lesser extent than at the start of the pandemic. These same circumstances may affect the operations of our contract manufacturers and many of our vendors, as their own workforce and operations are disrupted by efforts to curtail the spread of this virus. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. For example, we have experienced mild challenges providing support to our customers due to limitations on our ability to interact with them in person and our team’s ability to efficiently collaborate via in-person meetings. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, and capital investments in 2023 and thereafter.

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
•timely development and deployment of new products and features;
•maintaining profitability;
•variability in our operating costs and results;
•our reliance on shipments at the end of the quarter;
•intense competition and maintaining or improving our competitive position;
•cloud-based computing trends;
•maintaining and enhancing our brand and reputation;
•a limited number of end-customers comprise a significant portion of revenue;
•changes demanded by customers in our deployment and payment models;
•large end-customers demanding more favorable terms and conditions;
•fluctuations in our gross margin;
•significant revenue from international sources;
•risks associated with continued expansion of our international operations;
•hiring, retaining and motivating qualified personnel;
•exploration of strategic alternatives;
•adverse economic conditions resulting in reduced technology spending;
•our dependence on third-party manufacturers;
•limited supply sources, supply shortages and changes;
•real or perceived defects, errors or vulnerabilities in our operations, products or services;
•warranty claims, returns, liability and defects;
•undetected software and hardware errors;
•use of open source software;
•interoperability challenges with systems developed by others;
•prevention of inventory excesses or shortages;
•our ability to sell products dependent on quality support and services;
•maintaining high-quality support and services;
•product conformity with industry standards, legal and compliance related requirements;
•our dependence on third-party or other information technology systems;
•potential future acquisitions;
•credit risk of distribution partners and customers;
•risk of cyberattacks and other information or security breaches; and
•earthquakes, fires, power outages, floods, criminal activities, acts of war and terrorism.

Risks Related to Intellectual Property, Litigation, Laws and Regulations
•litigation and claims regarding our intellectual property rights;
•protecting our intellectual property rights;
•U.K. and other political developments including Brexit and changes of legal requirements;
•enhanced U.S. tariffs, import/export restrictions, Chinese regulations, trade barriers;
•protecting and securing confidentiality of data, trade secrets and personally identifiable information;
•costs of protecting against or otherwise addressing security breaches;
•adequacy of protection of personal data;
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
•reports by security and industry analysts,
•changes to our dividend program; and
•our stock repurchase programs.

PART I

Item 1. Business

Overview
We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in essentially all our solutions that further enable our customers to continue to adapt to market trends in the cloud, internet of things and the ever-increasing need for more data, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

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

3.    Thunder Carrier Grade Networking. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade network address translation (“CGNAT”), and also provides translation solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses. It has been successfully implemented by many large service providers around the world.

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
•A high-performance data center firewall with integrated network denial-of-service protection and server load balancing, which provides a Layer 4 stateful firewall and Layer 7 application-level gateway functionality for protecting data center applications from emerging network and DDoS threats.
•A high-performance Gi/SGi firewall with integrated network DDoS, CGNAT, ADC and application visibility. The Gi/SGi firewall protects the mobile operator infrastructures from Internet-based DDoS and other security threats.
•A high-performance IPsec VPN, a security product designed to strengthen security postures and protect application data.
Intelligent Management and Automation Tools
1.    Harmony Controller. Harmony Controller provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations. Infrastructure and application operations teams can centrally manage and automate configuration and application policies for our Thunder and Lightning application and security services, such as load balancing, application delivery, web application firewall, SSL decryption, Gi/SGi firewall, Carrier Grade NAT and Cloud Access Proxy solutions. Configuration and control can also be automated via application program interface (“API”) and integrated with orchestration systems used within organizations. In addition, the Harmony Controller provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. Our Harmony Controller is available in two deployment models: A10 managed software-as-a-service (“SaaS”), or as a self-managed, on-premise deployment.

2.    aGalaxy TPS. aGalaxy TPS multi-device network management solution enables a network administrator to manage multiple Thunder TPS devices. aGalaxy TPS is designed to help lower operational costs by freeing up staff from repetitive tasks while increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. aGalaxy TPS is available as a hardware appliance or a software-only virtual machine. aGalaxy TPS highlights included advanced workflow and automated defense capabilities.

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

All customers receive standard warranty support for 90 days with the purchase of our products. We offer four maintenance options - Basic, Basic Plus, Gold and Platinum support programs (Platinum available in select countries). Maintenance contracts may be purchased in 12-month increments up to five years. The average maintenance contract term is approximately 18 months. We invoice channel partners or customers directly for maintenance contracts at the time of hardware purchase, and all maintenance contracts are non-cancellable and are generally renewed through the same channel as originally purchased. Software updates are provided to all customers with a current maintenance contract on a when-and-if-available basis. We maintain technical support centers in the United States, Japan, India and the Netherlands.

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

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. As of December 31, 2022, we had sold our products to over 8,000 customers worldwide since our inception. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2022, 2021 and 2020, purchases from our 10 largest end-customers accounted for approximately 41%, 39% and 41% of our total revenue, respectively.

In 2022, two distribution channel partners accounted for 15% and 13% of our total revenue. In 2021, one distribution channel partner accounted for 12% of our total revenue. In 2020, one distribution channel partner accounted for 10% of our total revenue.

Competition
As security, 5G and cloud trends continue to gain prominence, changes in application delivery needs, cyber security threats, and the technology landscape result in evolving customer requirements. These evolving demands have expanded our addressable market into cybersecurity including DDoS protection, 5G /5G-readiness and hybrid networking, where we compete with a number of companies not included among our traditional competitors of the past. The agility and flexibility of a common management platform enables us to offer multiple product categories that are easier to manage for our customers. Our portfolio also includes container and microservices-based versions of certain of our comprehensive set of hardware, software and cloud offerings.

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

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 28 countries as of

December 31, 2022, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channel partners. Our sales team is also comprised of a channel sales organization that is expanding our market reach through partners. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channel partners with little or no direct engagement with our sales personnel. We fulfill nearly all orders globally through our distribution channel partners, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channel partners accounted for 83%, 89% and 91% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Backlog
As of December 31, 2022 and 2021, we had product backlog of approximately $8.1 million and $10.9 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2022, 2021 and 2020, our total revenue was $280.3 million, $250.0 million, and $225.5 million, respectively, and our gross margin was 79.7%, 78.6%, and 77.8%, respectively. We had net income of $46.9 million, $94.9 million and $17.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2022, we had 212 United States (“U.S.”) patents issued and 4 U.S. patent applications pending, and 77 overseas patents issued and 12 overseas patent applications pending. Our issued U.S. patents, excluding 17 patents that we acquired, expire between 2025 and 2039. Our issued overseas patents, excluding 5 patents that we acquired, expire between 2027 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Human Capital
As of December 31, 2022, we had 575 full-time employees, including 252 engaged in research and development and customer support, 269 in sales and marketing and 54 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

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

We work with our contract manufacturers and suppliers to maintain compliance with, for example, RoHS, REACH and WEEE in the EU and elsewhere across the globe for other such environmental requirements. The Company’s Conflict Minerals Supply Chain Policy as well as our Code of Business Conduct and Ethics outlines our practices and procedures with respect to human rights to ensure participants in our supply chain do not knowingly contribute to local conflict or human rights abuses. We expect our suppliers to comply with our policy on responsible sourcing of minerals from conflict-affected and high-risk areas and to cooperate with our diligence inquiries and requests for information and certification as may be required by us to comply with reporting and disclosure obligations to which we are subject from time to time.

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
As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Business Conduct and Ethics, and compliance trainings. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion across our company.

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
•From time to time, placed restrictions on travel by our employees and in-person meetings; and
•Prepared our San Jose, CA headquarters facility to be compliant with all local and statewide COVID-19 requirements for those essential workers that are unable to work-from-home.

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

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. The COVID-19 pandemic, actions taken in response to it and similar or related issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have periodically recommended, and many local governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners, and others. Additionally, we face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and challenges as our team is limited in its ability to provide in-person support to our customers. Our team’s general efficiency, moreover, was challenged by virtue of COVID-19 restrictions which restricted their ability to collaborate by electronic means rather than in-person meetings.

The global economic downturn caused by COVID-19 could materially and adversely affect our customers, and thus could negatively impact demand for our products and our operating results. Our customers may experience business interruptions due to health risks, governmental policies or financial hardships. Business interruptions that are sustained for an extended time period due to the outbreak could have a material negative impact on our business and operations. For example, the postponement of the Japan 2020 Olympics negatively impacted demand in Japan for our products in 2020. Conversely, certain of our service provider customers have experienced, in the past, increased demand for their solutions due to shelter in place practices globally, which in turn, increased demand for our solutions, but there can be no assurance whether this will continue to occur, or to what extent, if at all, given the present degree of uncertainty.

COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. The ongoing global semiconductor shortage is causing disruptions in many diverse businesses and is expected to continue in the near term. If these shortages and supply chain disruptions continue or worsen, our business could suffer, which would harm our financial results. Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business. For example, we have experienced mild challenges providing support to our customers due to limitations on our ability to interact with them in person. The supply chains of our contract manufacturers’ and many of our vendors may source products, parts or components from vendors experiencing business interruptions. Our support team’s ability to identify, rectify and consistently apply solutions to customer inquiries and support calls have likewise been negatively impacted by COVID-19 prohibitions on in-person meetings.

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

We continuously seek to enhance and improve our solutions. However, if we are unable to develop new products and features to address technological changes and new customer requirements in the application networking or security markets, or if our investments in research and development do not yield the expected benefits in a timely manner, our business and operating results could be adversely affected.

We have experienced net losses in the past and may not maintain profitability in future periods. If we cannot maintain profitability, our financial performance will be harmed and our business may suffer.

We experienced net losses for the years ended December 31, 2019 and 2018. We also experienced declines in total revenue, as well as declines in revenue in the Americas, during the years ended December 31, 2019 and 2018, as compared to each of the prior years. Although one of our priorities is to strengthen our marketing efforts and channel relationships in the Americas, there can be no assurance that such efforts will be successful.

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

We may not be able to increase our quarterly revenue or maintain profitability in the future or on a consistent basis, and we may incur significant losses in the future for a number of possible reasons, including our inability to develop products that achieve market acceptance, general economic conditions, increasing competition, decreased growth in the markets in which we operate, regulatory or other governmental actions over which we have no control, or our failure for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

•our ability to provide and enhance efficient operations;

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

•our ability to increase the size of our distribution channel and to maintain relationships with important distribution channels;

•our ability to improve our overall sales productivity and successfully execute our marketing strategies;

•the effect of currency exchange rates on our revenue and expenses;

•changes in legal requirements, our compliance obligations and/or relevant tax schemas;

•the cost and potential outcomes of existing and future litigation;

•expenses related to our facilities, networks, and network operations;

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

The application networking and security markets are intensely competitive, and we expect competition to increase in the future. To the extent that we sell our solutions in adjacent markets, we expect to face intense competition in those markets as well. We believe that our main competitors fall into the following categories:

•Companies that sell products in the traditional ADC market such as F5 Networks, Inc. (“F5 Networks”) and Citrix Systems, Inc. (“Citrix Systems”);

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

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions and are training our sales teams as necessary to adapt to market trends. Also, some of our largest customers are cloud providers that utilize our existing solutions, and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model. Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. We will also need to enhance and develop the infrastructure necessary to support the delivery of these services as well as the skills of our personnel who sell, provide and maintain them. Any failure to adapt to these evolving trends may reduce our revenue or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

If we are not able to maintain and enhance our brand and reputation, our business and operating results may be harmed in tangible or intangible ways.

We believe that maintaining and enhancing our brand and reputation are critical to our relationships with and our ability to attract, new end-customers, technology partners and employees. The successful promotion of our brand will depend largely upon our ability to continue to develop, offer and maintain high-quality products and services, our marketing and public relations efforts, and our ability to differentiate our products and services successfully from those of our competitors. Our brand promotion activities may not be successful and may not yield increased revenue. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of products and services in these new areas. We have in the past, and may in the future, become involved in litigation and/or operational difficulties that could negatively affect our brand. If we do not successfully maintain and enhance our brand and reputation, our growth rate may decline, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose end-customers or technology partners, all of which would harm our business, operating results and financial condition.

A limited number of our end-customers, including service providers, make large and concentrated purchases that comprise a significant portion of our revenue. Any loss or delay of expected purchases by our largest end-customers could adversely affect our operating results.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2022, 2021 and 2020, purchases by our ten largest end-customers accounted for approximately 41%, 39% and 41% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2022, 2021 and 2020, service providers accounted for approximately 66%, 63% and 61%, of our total revenue, respectively, and enterprise customers accounted for approximately 34%, 37% and 39% of our total revenue, respectively.

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

If we are unable to sell the remaining inventory of our older products prior to or following the launch of such new product offerings, we may be forced to write down inventory for such older products, which could also negatively affect our gross margin. Our gross margin may also vary based on international currency exchange rates. In general, our sales are denominated in U.S. Dollars; however, in Japan they are denominated in Japanese Yen. Changes in the exchange rate between the U.S. Dollar and the Japanese Yen has, in the past, and may in the future affect our actual revenue and gross margin. Changes in foreign exchange rates, especially between the U.S. Dollar and the Japanese Yen, could impact the purchasing decisions of our customers.

We generate a significant amount of revenue from sales to distributors, resellers, and end-customers outside of the United States, and we are therefore subject to a number of risks that could adversely affect these international sources of our revenue.

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, China, Taiwan and South Korea. During the years ended December 31, 2022, 2021, and 2020, approximately 54%, 60% and 63% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

We have personnel in numerous countries including in the following countries and regions: the United States, Western Europe, India, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. As we maintain our international operations, we are subject to a number of risks, including the following:

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Volatility in the global economic market or other effects of global or regional economic weakness, including the impacts of COVID-19, limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to be volatile in response to COVID-19, geopolitical developments, macroeconomic trends, or otherwise, and do not improve, or those markets experience a prolonged downturn, many end-customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime or state-sponsored groups, and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. For example, in January 2023, we identified a cyber-security incident in our corporate IT infrastructure (not related to any of our products or solutions used by customers) (the “Cyber Incident”). Upon detecting the incident, we launched an investigation and engaged the services of cyber-security experts and advisors, incident response professionals and external counsel to support the investigation. While, to date, this incident has not had a material impact on our operations, it did result in additional expense incurred in connection with the investigation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addition, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse or wrongly configure our products or otherwise fall prey to attacks that our products cannot protect against, which may result in loss or a breach of business data, data being inaccessible due to a “ransomware” attack, or other security incidents. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

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

Although we maintain cybersecurity liability coverage that may cover certain liabilities in connection with a security breach such as the Cyber Incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to use on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operation and reputation.

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

We believe that our ability to provide consistent, high quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes and is critical to the deployment of our products. When support is purchased our end-customers depend on our support organization to provide a broad range of support services, including on-site technical support, 24-hour support and shipment of replacement parts on an expedited basis. If our support organization or our distribution channel partners do not assist our end-customers in deploying our products effectively, succeed in helping our end-customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers. We currently have technical support centers in the United States, Japan, India and the Netherlands. As we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.

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

Our business and operations have experienced growth in certain prior periods and may experience rapid growth at certain times in the future, and if we do not effectively manage any future growth or are unable to sustain and improve our controls, systems and processes, our operating results will be adversely affected. In certain prior periods, we have significantly increased the number of our employees and independent contractors. As we hire new employees and independent contractors and expand into new locations outside the United States, we are required to comply with varying local laws for each of these new locations. We anticipate that further expansion of our infrastructure and headcount will be required. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and financial resources. Our ability to manage our operations and growth across multiple countries will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes. We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations. We may not be able to sustain or develop new distributor and reseller relationships, and a reduction or delay in sales to significant distribution channel partners could hurt our business.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, large-scale cybersecurity attacks, acts of war or terrorism, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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

If we fail to protect our intellectual property adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, even if we protect our intellectual property, we may need to license it to competitors, which could also be harmful. For example, as a result of the settlement of an intellectual property matter, we have already licensed all of our issued patents, pending applications, and future patents and patent applications that we may acquire, obtain, apply for or have a right to license to Broadcom, Inc. until May 2025, for the life of each such patent. In addition, we might incur significant expenses in defending our intellectual property rights. Any of our patents, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

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

Exposure to UK and other political developments, including the effects of Brexit, could have a material adverse effect on us.

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

Failure to protect and ensure the confidentiality and security of data, trade secrets and personally identifiable information (“PII”) could lead to legal liability, adversely affect our reputation and have a material adverse effect on our operating results, business and reputation.

We may collect, store and use certain confidential information in the course of providing our services, and we have invested in preserving the security of this data. We may also outsource operations to third-party service providers to whom we transmit certain confidential data. While the Cyber Incident we experienced in January 2023 did not result in material degradation of our systems, it did expose a vulnerability in our security measures. There are no assurances that any security measures we have in place, or any additional security measures that our subcontractors may have in place, will be sufficient to protect this confidential information from unauthorized security breaches.

We cannot assure you that, despite the implementation of these security measures, including enhanced security measures as a result of the Cyber Incident, we will not be subject to additional security incidents or other data breaches or that this data will not be compromised. We have and may be required to expend significant capital and other resources to protect against security and remedy breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, as was the case in the Cyber Incident. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers or by other persons or entities with whom we have commercial relationships. Any compromise or perceived compromise of our security could damage our reputation with our end-customers, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

We have incurred, and expect to continue to incur, significant costs to protect against or remedy security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Breaches of our security measures or those of our third-party service providers, or other security incidents, has and could result in: unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions; and other potential liabilities. In response to the January 2023 Cyber Incident, we launched an investigation and engaged the services of cyber-security experts and advisors, incident response professionals and external counsel to support the investigation. While, to date, this incident has not had a material impact on our operations, it did result in additional expense incurred in connection with the investigation. Security incidents that occur or are believed to have occurred could damage our reputation and brand, could cause our business to suffer, could require us to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, could expose us to a risk of loss, litigation or regulatory action and possible liability, and could impair our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, future actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

A significant number of our employees are currently working from home. There are additional risks and challenges associated with having a large portion of our workforce working remotely, and our IT systems may experience additional stress as a result. There is also increased risk of breaches to our network. While the Company has implemented a variety of security measures to address these heightened risks, including, but not limited to, advanced firewalls and firewall policy improvements, enhanced access controls, improved monitoring, network management and incident management and response process, and prioritization of our cybersecurity committee to continuously evaluate and strengthen our security posture, there can be no assurance that such measures will prevent breaches. Any such breaches could negatively impact our reputation and business as set forth above.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Similarly, California recently enacted the California Consumer Privacy Act as well as the California Privacy Rights Act (collectively referred to as “CCPA/CPRA”), which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights including not sharing personal information upon the consumer’s request and opt-out provisions for the sales of consumer’s personal information. Aspects of the CCPACPRA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA/CPRA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA/CPRA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, lapse in our ability to respond to them or obtain necessary approvals and import certifications, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. See Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If we are unable to maintain effective internal controls over financial reporting, investor confidence may be adversely affected, which in turn would negatively affect the value of our common stock.

We have, in the past, and may, in the future, conclude that our internal control over financial reporting is not effective. We have identified significant deficiencies and material weakness in the past that has resulted in a restatement of certain of our financial reports. If any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

•the requirement that a special meeting of stockholders may be called only by the chairman of our Board of Directors, our Chief Executive Officer, our president (in the absence of a chief executive officer), or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.5 million unfavorable during the year ended December 31, 2022. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2022, our executive officers and directors, together with affiliated entities, owned 5.6% of our then outstanding common stock (34.1% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

•major catastrophic events, including COVID-19, acts of terrorism or war, or other events affecting the global economy, and the responses thereto;

•cyberattacks and other information or security breaches;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2022, there were approximately 279 thousand vested and exercisable options to purchase our common stock, in addition to the 73.7 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 3.9 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2022 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this strategy, the Company announced on November 1, 2022 that its Board authorized a $50 million stock repurchase program under which we may repurchase up to $50 million of our outstanding common stock over the following 12 months. Under the stock repurchase program, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Repurchases pursuant to our current stock repurchase program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. For example, on September 8, 2022, we entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 3.5 million shares of common stock for $12.75 per share, or an aggregate purchase price of $44.6 million. There can be no assurance that any additional stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although the stock repurchase programs is intended to enhance long term stockholder value, short-term stock price fluctuations could reduce the effectiveness.

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

In October 2021, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021. On November 1, 2022, the Company announced that our Board of Directors declared a quarterly dividend in the amount of $0.06 per share, such dividend which was paid on December 1, 2022 to stockholders of record on November 15, 2022. To date all cash dividends have been treated as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

There were approximately 74 stockholders of record on February 17, 2023. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index, the Russell 1000 Index and the NYSE Technology Index. The graph assumes $100 was invested on December 31, 2017 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.

Comparison Of Cumulative Total Return
Among A10 Networks, Inc., NASDAQ Composite, Russell 1000 Index and
NYSE Technology Index

Issuer Purchases of Equity Securities
On November 1, 2022, we announced that our Board of Directors authorized a new, $50 million stock repurchase program (the “2022 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the stock repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities. No shares were repurchased by the Company during the three months ended December 31, 2022.
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

This section of the Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 8, 2022.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of December 31, 2022, we had sold products to over 8,000 customers worldwide since our inception.

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

During 2022, (i) 53% of our total revenue was generated from the Americas region, of which 46% was generated from the United States, (ii) 32% was generated from the APJ region, of which 20% was generated from Japan, and (iii) 15% was generated from the EMEA region.

During 2021, (i) 48% of our total revenue was generated from the Americas region, of which 40% was generated from the United States, (ii) 37% was generated from the APJ region, of which 25% was generated from Japan, and (iii) 15% was generated from the EMEA region.

During 2020, (i) 43% of our total revenue was generated from the Americas region, of which 37% was generated from the United States, (ii) 43% was generated from the APJ region, of which 30% was generated from Japan, and (iii) 14% was generated from the EMEA region.

Our enterprise customers accounted for 34%, 37% and 39% of our total revenue during 2022, 2021 and 2020, respectively. Our service provider customers accounted for 66%, 63% and 61% of our total revenue during 2022, 2021 and 2020, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers and service providers, in any period. Purchases from our ten largest end-customers accounted for 41%, 39% and 41% of our total revenue for 2022, 2021 and 2020, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of December 31, 2022, we had $68.0 million of cash and cash equivalents and $83.0 million of marketable securities. Cash provided by operating activities was $66.1 million in the year ended December 31, 2022 compared to $50.1 million of cash provided by operating activities in the year ended December 31, 2021.

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	Years Ended December 31,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$173,201	61.8%	$148,398	59.3%	$24,803	16.7%
Services	107,137	38.2	101,644	40.7	5,493	5.4%
Total revenue	280,338	100.0	250,042	100.0	30,296	12.1%
Cost of revenue:
Products	40,135	14.3	32,620	13.0	7,515	23.0%
Services	16,697	6.0	20,885	8.4	(4,188)	(20.1)%
Total cost of revenue	56,832	20.3	53,505	21.4	3,327	6.2%
Gross profit	223,506	79.7	196,537	78.6	26,969	13.7%
Operating expenses:
Sales and marketing	88,511	31.6	85,651	34.3	2,860	3.3%
Research and development	58,398	20.8	54,077	21.6	4,321	8.0%
General and administrative	23,518	8.4	23,421	9.4	97	0.4%
Total operating expenses	170,427	60.9	163,149	65.1	7,278	4.5%
Income from operations	53,079	18.8	33,388	13.4	19,691	59.0%
Non-operating income (expense):
Interest income	1,304	0.5	409	0.2	895	218.8%
Interest and other income (expense), net	(1,667)	(0.6)	(2,155)	(0.9)	488	(22.6)%
Total non-operating income (expense), net	(363)	(0.1)	(1,746)	(0.7)	1,383	(79.2)%
Income before income taxes	52,716	18.7	31,642	12.7	21,074	66.6%
Provision for (benefit from) income taxes	5,808	2.1	(63,245)	(25.3)	69,053	(109.2)%
Net income	$46,908	16.7%	$94,887	37.9%	$(47,979)	(50.6)%

Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. Additionally, currently a small portion of our products revenue comes from subscription revenue for our Cloud service offerings. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2022		2021		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$173,201	62%	$148,398	59%	$24,803	17%
Services	107,137	38	101,644	41	5,493	5%
Total revenue	$280,338	100%	$250,042	100%	$30,296	12%
Revenue by geographic region:
Americas	$148,673	53%	$121,169	48%	$27,504	23%
United States	129,397	46%	99,484	40%	29,913	30%
Americas-other	19,276	7%	21,685	8%	(2,409)	(11)%
APJ	89,702	32%	90,374	37%	(672)	(1)%
APAC	32,986	12%	28,674	12%	4,312	15%
Japan	56,716	20%	61,700	25%	(4,984)	(8)%
EMEA	41,963	15%	38,499	15%	3,464	9%
Total revenue	$280,338	100%	$250,042	100%	$30,296	12%

Total revenue increased by $30.3 million, or 12%, in 2022 compared to 2021. This increase was due to a $24.8 million increase in products revenue and a $5.5 million increase in services revenue.

Products revenue increased $24.8 million, or 17%, in 2022 compared to 2021 primarily driven by higher demand from our service provider customers in the Americas, APAC and EMEA regions, partially offset by lower demand from service provider customers in Japan.

Services revenue increased $5.5 million, or 5%, in 2022 compared to 2021. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base in the Americas and EMEA regions.

During 2022, $148.7 million, or 53% of total revenue, was generated from the Americas, which represents a 23% increase compared to 2021. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

During 2022, $89.7 million, or 32% of total revenue, was generated from APJ, which represents a 1% decrease compared to 2021. The decrease was mainly due to decreased revenue from our service provider customers.

During 2022, $42.0 million, or 15% of total revenue, was generated from EMEA, which represented an 9% increase compared to 2021. The increase was primarily due to higher products revenue driven by an increase in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Cost of revenue:
Products	$40,135	$32,620	$7,515	23%
Services	16,697	20,885	(4,188)	(20)%
Total cost of revenue	$56,832	$53,505	$3,327	6%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2022		2021		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$133,066	76.8%	$115,778	78.0%	$17,288	(1.2)%
Services	90,440	84.4%	80,759	79.5%	9,681	4.9%
Total gross profit	$223,506	79.7%	$196,537	78.6%	$26,969	1.1%

Products gross margin decreased by 1.2% in 2022 compared to 2021 primarily driven by changes in product and geographic mix.

Services gross margin increased by 4.9% in 2022 compared to 2021 primarily due to a decrease in personnel related support costs.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Operating expenses:
Sales and marketing	$88,511	$85,651	$2,860	3%
Research and development	58,398	54,077	4,321	8%
General and administrative	23,518	23,421	97	—%
Total operating expenses	$170,427	$163,149	$7,278	4%

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

The $2.9 million increase in sales and marketing expenses in 2022 compared to 2021 was primarily due to increases of $1.6 million in travel and related expenses, $1.0 million in marketing activities and events and $0.3 million in consulting expense.

In 2023, we expect sales and marketing expenses to increase from 2022 levels in line with overall revenue growth as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.
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

The $4.3 million increase in research and development expenses in 2022 compared to 2021 was primarily due to a $5.0 million increase in consulting expense as the Company transitions to using non-employee consultants for certain research and developments activities and a $0.8 million increase in software expenses. This increase was partially offset by a $1.4 million decrease in salary and benefit expenses as a result of a decrease in headcount.

In 2023, we expect research and development expenses to increase from 2022 levels reflecting strategic investments in our growth priorities, including cybersecurity technology.
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

The $0.1 million increase in general and administrative expenses in 2022 compared to 2021 was primarily due to a $2.8 million increase in consulting expense as the Company transitions to using non-employee consultants for certain general and administrative activities. Additionally, business expenses increased $1.7 million primarily related to an increase in property tax expense. These increases were partially offset by a decrease of $4.4 million in salary and benefit expenses as a result of a decrease in headcount.

In 2023, we expect general and administrative expenses to remain stable as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense) - Interest Income

Interest income consists primarily of interest income earned on our cash and cash equivalents and marketable securities.

Interest income was $1.3 million and $0.4 million in the years ended December 31, 2022 and 2021, respectively.

Non-Operating Income (Expense) - Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of foreign currency exchange gains and losses.

Interest and other income (expense), net, had a favorable change of $0.5 million, or 23%, in 2022 compared to 2021 primarily driven by a $1.5 million favorable change in foreign currency exchange gains and losses, partially offset by a $1.0 million impairment of an equity investment held by the Company.

Provision for (Benefit from) Income Taxes

We recorded an income tax provision of $5.8 million for the year ended December 31, 2022 and recorded an income tax benefit of $(63.2) million for the year ended December 31, 2021. The main component of our income tax benefit in the year ended December 31, 2021 is related to the valuation allowance release in the three months ended September 30, 2021. Prior to 2021 and since inception, the Company had maintained a full valuation. Since 2021, federal deferred tax assets are no longer subject to a valuation allowance. Certain state deferred tax assets continue to be subject to a valuation allowance. Our deferred tax assets primarily consist of U.S. net operating loss (“NOL”) and tax credit carryforwards. The Company’s income tax provision for the year ended December 31, 2022 primarily consisted of federal income taxes. Our income tax provision for the years ended December 31, 2021 primarily consisted of foreign income taxes.

See Note 9 Income Taxes, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $68.0 million, including $2.9 million held outside the United States in our foreign subsidiaries, and $83.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2022, we had working capital of $138.7 million, accumulated deficit of $130.5 million and total stockholders’ equity of $181.0 million.

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

On September 8, 2022, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P. (collectively, “Summit”). Pursuant to the Repurchase Agreement, we repurchased 3.5 million shares of common stock from Summit for approximately $44.6 million. The common shares repurchased are held in treasury and accounted for under the cost method.

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. This repurchase program was active for twelve months and expired in the second half of 2021. On October 28, 2021, the Company announced its Board of Directors authorized a new stock repurchase program of up to $100 million of its common stock over a period of twelve months. This repurchase program was also active for twelve months and expired in the second half of 2022. On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). As of December 31, 2022, the Company had $50.0 million available to repurchase shares under the 2022 Program. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs, other than the repurchase from Summit, have occurred in the open market. During the year ended December 31, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million. During the year ended December 31, 2021, the Company repurchased 1.7 million shares for a total cost of $18.3 million.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021 and was treated as a return of capital. In October 2022, our Board approved an increase in the amount of the quarterly cash dividend to $0.06 per share. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

In addition, as described in Note 6 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we may be currently, or may be from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$66,100	$50,097
Investing activities	11,087	(38,070)
Financing activities	(88,141)	(16,383)
Net decrease in cash and cash equivalents	$(10,954)	$(4,356)

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

During the year ended December 31, 2022, cash provided by operating activities was $66.1 million, consisting of net income of $46.9 million, partially offset by a non-cash benefit of $21.5 million and an unfavorable net change in operating assets and liabilities of $2.3 million. Our non-cash benefit consisted primarily of non-cash charges of $13.3 million for stock-based compensation and $7.4 million of depreciation and amortization expense. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accounts receivable of $10.1 million and accrued and other liabilities of $1.3 million, partially offset by cash inflows from changes in deferred revenue of $5.4 million, inventory of $2.0 million and prepaid expenses and other assets of $1.6 million.
The unfavorable change in accounts receivable was due to the timing of collections from our customers. The favorable change in deferred revenues was attributable to the timing of service contract bookings.

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

Cash Flows from Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $11.1 million, consisting of purchases of marketable securities of $55.4 million and property and equipment of $10.8 million, partially offset by proceeds from maturities of marketable securities of $71.0 million and sales of marketable securities of $6.3 million.

During the year ended December 31, 2021, cash used in investing activities was $38.1 million, consisting of purchases of marketable securities of $128.6 million and property and equipment of $5.2 million, partially offset by proceeds from sales and maturities of marketable securities of $95.7 million.

Cash Flows from Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $88.1 million consisting primarily of $79.3 million of cash used to repurchase our common stock and $15.9 million used for the payments of cash dividends, partially offset by $7.0 million of cash proceeds from common stock issuances under our equity incentive plans.

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

We recorded $0.5 million and $1.9 million of net foreign exchange losses during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, we recorded an immaterial foreign exchange gain. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. At December 31, 2022, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $83.0 million and $84.0 million, respectively. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2022 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2022	50 BPS	100 BPS	150 BPS
Marketable securities	$83,529	$83,359	$83,188	$83,018	$82,847	$82,676	$82,506

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the three years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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
Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, which includes the following:

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
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement
◦Tested management’s identification of all distinct performance obligations, including management’s allocation of the transaction price to each distinct performance obligation
◦Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized
◦Assessed the accuracy and completeness of the underlying data used in management’s determination of the relative standalone selling prices
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition

Income Taxes — Refer to Note 1 and Note 9 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company is subject to income taxes in the United States and multiple international tax jurisdictions. The Company recorded a provision for income taxes of $5.8 million for the year ended December 31, 2022 and net deferred tax assets of $63.2 million and unrecognized tax benefits of $7.1 million as of December 31, 2022.

Significant judgment is exercised by the Company in determining the provision for income taxes and other tax positions, which includes the following:

•Application of complex tax laws and regulations, which are subject to legal and factual interpretation
•Projections and assumptions used to estimate the future utilization of tax credits

Given these factors, the related audit effort in evaluating management’s judgments in determining the provision for income taxes and other tax positions was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s income taxes included the following:

•We tested the design and operating effectiveness of controls relating to the income tax process
•We involved income tax professionals with specialized skills and knowledge, who assisted in:
◦evaluating the Company’s interpretation of tax laws and assessing the technical merits of the Company’s tax positions
◦analyzing the Company’s tax positions, including the assumptions and methodology of tax credits and unrecognized tax benefits
◦testing the mathematical accuracy of the underlying data and calculations, including the effective tax rates and permanent and temporary differences
◦evaluating the appropriateness of the related disclosures included in Note 9 to the consolidated financial statements related to these matters

/s/ Armanino LLP

San Jose, California
February 27, 2023

We have served as the Company’s auditor since 2019.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,971	$78,925
Marketable securities	83,018	106,117
Accounts receivable, net of allowances of $32 and $543, respectively	72,928	61,795
Inventory	19,693	22,462
Prepaid expenses and other current assets	13,381	14,720
Total current assets	256,991	284,019
Property and equipment, net	19,743	10,692
Goodwill	1,307	1,307
Intangible assets	—	—
Deferred tax assets, net	63,183	65,773
Other non-current assets	27,881	31,294
Total assets	$369,105	$393,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,725	$6,852
Accrued and other liabilities	37,183	36,101
Deferred revenue, current	74,340	73,132
Total current liabilities	118,248	116,085
Deferred revenue, non-current	52,652	48,499
Other non-current liabilities	17,193	19,613
Total liabilities	188,093	184,197
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 87,123 and 84,717 shares issued and 73,738 and 77,423 shares outstanding, respectively	1	1
Treasury stock, at cost: 13,384 and 7,294 shares, respectively	(134,934)	(55,677)
Additional paid-in-capital	466,927	446,035
Dividends paid	(19,802)	(3,880)
Accumulated other comprehensive loss	(726)	(229)
Accumulated deficit	(130,454)	(177,362)
Total stockholders' equity	181,012	208,888
Total liabilities and stockholders' equity	$369,105	$393,085

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Products	$173,201	$148,398	$129,876
Services	107,137	101,644	95,651
Total revenue	280,338	250,042	225,527
Cost of revenue:
Products	40,135	32,620	29,109
Services	16,697	20,885	21,039
Total cost of revenue	56,832	53,505	50,148
Gross profit	223,506	196,537	175,379
Operating expenses:
Sales and marketing	88,511	85,651	77,732
Research and development	58,398	54,077	58,063
General and administrative	23,518	23,421	21,851
Restructuring expense	—	—	—
Total operating expenses	170,427	163,149	157,646
Income from operations	53,079	33,388	17,733
Non-operating income (expense):
Interest income	1,304	409	1,513
Interest and other income (expense), net	(1,667)	(2,155)	(107)
Total non-operating income (expense), net	(363)	(1,746)	1,406
Income before income taxes	52,716	31,642	19,139
Provision for (benefit from) income taxes	5,808	(63,245)	1,323
Net income	$46,908	$94,887	$17,816
Net income per share:
Basic	$0.62	$1.23	$0.23
Diluted	$0.60	$1.19	$0.22
Weighted-average shares used in computing net income per share:
Basic	75,528	77,046	77,776
Diluted	77,751	80,037	80,019

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$46,908	$94,887	$17,816
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(497)	(327)	(153)
Comprehensive income	$46,411	$94,560	$17,663

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	77,580	$1	$(4,870)	$403,470	$—	$251	$(290,065)	$108,787
Stock-based compensation expense	—	—	—	12,473	—	—	—	12,473
Common stock issued under employee equity incentive plans	3,666	—	—	9,591	—	—	—	9,591
Repurchase of common stock	(4,900)	—	(32,540)	—	—	—	—	(32,540)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(153)	—	(153)
Net Income	—	—	—	—	—	—	17,816	17,816
Balance at December 31, 2020	76,346	1	(37,410)	425,534	—	98	(272,249)	115,974
Stock-based compensation expense	—	—	—	14,737	—	—	—	14,737
Common stock issued under employee equity incentive plans	2,794	—	—	5,764	—	—	—	5,764
Repurchase of common stock	(1,717)	—	(18,267)	—	—	—	—	(18,267)
Payments for dividends	—	—	—	—	(3,880)	—	—	(3,880)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(327)	—	(327)
Net Income	—	—	—	—	—	—	94,887	94,887
Balance at December 31, 2021	77,423	$1	$(55,677)	$446,035	$(3,880)	$(229)	$(177,362)	$208,888
Stock-based compensation expense	—	—	—	13,852	—	—	—	13,852
Common stock issued under employee equity incentive plans	2,405	—	—	7,040	—	—	—	7,040
Repurchase of common stock	(6,090)	—	(79,257)	—	—	—	—	(79,257)
Payments for dividends	—	—	—	—	(15,922)	—	—	(15,922)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(497)	—	(497)
Net Income	—	—	—	—	—	—	46,908	46,908
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$46,908	$94,887	$17,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,381	8,907	11,303
Stock-based compensation	13,331	14,422	12,310
Provision for doubtful accounts and sales returns	(36)	(616)	(78)
Release of deferred tax asset valuation allowance and other adjustments	—	(64,186)	—
Other non-cash items	793	1,688	1,144
Changes in operating assets and liabilities:
Accounts receivable	(10,065)	(10,399)	2,346
Inventory	2,035	(1,826)	543
Prepaid expenses and other assets	1,627	(2,134)	1,141
Accounts payable	103	1,995	(2,683)
Accrued and other liabilities	(1,338)	(5,573)	3,909
Deferred revenue	5,361	12,932	7,535
Net cash provided by operating activities	66,100	50,097	55,286
Cash flows from investing activities:
Proceeds from sales of marketable securities	6,252	6,865	9,051
Proceeds from maturities of marketable securities	71,045	88,790	57,707
Purchases of marketable securities	(55,411)	(128,554)	(57,992)
Purchases of property and equipment	(10,799)	(5,171)	(3,564)
Net cash provided by (used in) investing activities	11,087	(38,070)	5,202
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	7,038	5,764	9,591
Repurchases of common stock	(79,257)	(18,267)	(32,540)
Payments for dividends	(15,922)	(3,880)	—
Net cash used in financing activities	(88,141)	(16,383)	(22,949)
Net increase (decrease) in cash and cash equivalents	(10,954)	(4,356)	37,539
Cash and cash equivalents - beginning of year	78,925	83,281	45,742
Cash and cash equivalents - end of year	$67,971	$78,925	$83,281
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$1,747	$199	$1,032
Cash paid for interest	$—	$4	$4
Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$733	$94	$1,112
Purchases of property and equipment included in accounts payable	$230	$6	$58
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

Fair Value Measurement
Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable and accounts payable. Our cash equivalents are measured and recorded at fair value on a recurring basis. Marketable securities are typically comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and are measured at fair value on a recurring basis. Accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Remaining amortization terms on leasehold improvements as of December 31, 2022 ranged from approximately one to six years.

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

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which range from 5 to 11 years. We evaluate our intangible assets for impairment at least annually and when indicators of impairment may exist. There were no impairment charges to our intangible assets during the years ended December 31, 2022, 2021 and 2020.

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

Capitalization of Internally Developed Software to be Marketed and Sold
In the first quarter of 2020, we began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under Accounting Standards Codification (“ASC”) Topic 985-20, Software to be Sold, Leased or Marketed. Once a long-term project is available for general release to customers, the accumulated capitalized labor costs associated with that project will begin to be amortized over the expected revenue-generating life of that project. In December 2022, we released the software portion of our first capitalized project and impaired the remaining uncompleted hardware portion that we determined would not generate sufficient revenue to justify the cost of completing it. When internal-use software that was previously capitalized is abandoned, the cost less the accumulated amortization, if any, is recorded as amortization expense within operating expenses. During the years ended December 31, 2022, 2021 and 2020, capitalized labor costs, net of the software release and the one-time hardware impairment that occurred in December 2022, totaled $3.5 million, $3.1 million and $1.6 million, respectively, and are included in property and equipment in the consolidated balance sheets.

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

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2022, 2021 and 2020.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2022	2021	2020
Customer A (a distribution channel partner)	15%	12%	*
Customer B (a distribution channel partner)	13%	*	*
Customer C (a distribution channel partner)	*	*	10%
Customer D (an end-customer)	11%	11%	12%

* represents less than 10% of total revenue

As of December 31, 2022, two customers accounted for 21% each of our total gross accounts receivable. As of December 31, 2021, two customers accounted for 14% and 11% of our total gross accounts receivable.

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

2. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

Balance Sheet Line Reference	December 31, 2022	December 31, 2021
Accounts receivables, net	$72,928	$61,795
Deferred revenue, current	74,340	73,132
Deferred revenue, non-current	52,652	48,499

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s consolidated balance sheets. The contract assets amount was immaterial as of December 31, 2022 and 2021.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $74.5 million and $65.0 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred revenue:
Products	$7,782	$6,164
Services	119,210	115,467
Total deferred revenue	126,992	121,631
Less: current portion	(74,340)	(73,132)
Non-current portion	$52,652	$48,499

Deferred Contract Acquisition Costs
As of December 31, 2022, the current and non-current portions of deferred contract acquisition costs totaled $6.1 million and $4.3 million, respectively, and the related amortization was $7.6 million for the year ended December 31, 2022. As of December 31, 2021, the current and non-current portions of deferred contract acquisition costs totaled $7.4 million and $4.5 million, respectively, and the related amortization was $7.4 million for the year ended December 31, 2021.

For the years ended December 31, 2022, 2021 and 2020, the Company had no impairment loss in relation to capitalized deferred contract acquisition costs and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

December 31, 2022
Within 1 year	$74,340
Next 2 to 3 years	42,314
Thereafter	10,338
Total	$126,992

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$35,137	$—	$(550)	$34,587	$62,588	$1	$(168)	$62,421
U.S. Treasury and agency securities	28,627	—	(292)	28,335	13,904	—	(59)	13,845
Commercial paper	11,859	—	—	11,859	23,570	—	—	23,570
Asset-backed securities	8,331	—	(94)	8,237	6,285	—	(4)	6,281
Total	$83,954	$—	$(936)	$83,018	$106,347	$1	$(231)	$106,117

During the years ended December 31, 2022 and 2021, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of December 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$76,248	$75,443
Mature in 1 - 3 years	7,706	7,575
Total	$83,954	$83,018

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$7,610	$(162)	$26,977	$(388)	$34,587	$(550)
U.S. Treasury and agency securities	14,868	(45)	11,567	(247)	26,435	(292)
Asset-backed securities	8,237	(94)	—	—	8,237	(94)
Total	$30,715	$(301)	$38,544	$(635)	$69,259	$(936)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$62,012	$(168)	$—	$—	$62,012	$(168)
U.S. Treasury and agency securities	13,845	(59)	—	—	13,845	(59)
Asset-backed securities	6,281	(4)	—	—	6,281	(4)
Total	$82,138	$(231)	$—	$—	$82,138	$(231)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2022 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, no decline has been deemed to be other-than-temporary by the Company.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$54,336	$—	$—	$54,336	$62,021	$—	$—	$62,021
Cash equivalents	13,635	—	—	13,635	16,904	—	—	16,904
Corporate securities	—	34,587	—	34,587	—	62,421	—	62,421
U.S. Treasury and agency securities	—	28,335	—	28,335	—	13,845	—	13,845
Commercial paper	—	11,859	—	11,859	—	23,570	—	23,570
Asset-backed securities	—	8,237	—	8,237	—	6,281	—	6,281
Total	$67,971	$83,018	$—	$150,989	$78,925	$106,117	$—	$185,042

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2022 and 2021.

4. Leases

The Company leases various facilities in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2022 (in thousands):

December 31, 2022
Operating leases
Right-of-use assets:
Other non-current assets	$21,197
Total right-of-use assets	$21,197

Lease liabilities:
Accrued liabilities	$4,792
Other non-current liabilities	16,846
Total operating lease liabilities	$21,638

The aggregate future lease payments for the Company’s operating leases as of December 31, 2022 were as follows (in thousands):

2023	$5,392
2024	5,513
2025	4,970
2026	4,892
2027	2,441
Total lease payments	23,208
Less: imputed interest	(1,570)
Present value of lease liabilities	$21,638

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2022
Operating lease costs	$4,358
Short-term lease costs	580
Total lease costs	$4,938

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

December 31, 2022
Weighted-average remaining term (in years)	4.4
Weighted-average discount rate	3.20%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,240

Right-of-use assets obtained in exchange for new lease liabilities	$—

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and has a right-of-use asset of $21.2 million recorded in other non-current assets and has lease liabilities of $4.8 million and $16.8 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2022.

5. Other Balance Sheet Accounts Details

Allowance for Doubtful Accounts

The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	December 31, 2022	December 31, 2021
Allowance for doubtful accounts, beginning balance	$543	$41
Increase (decrease) in provision	(202)	616
Write-offs	(309)	(114)
Allowance for doubtful accounts, ending balance	$32	$543

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$12,771	$10,774
Finished goods	6,922	11,688
Total inventory	$19,693	$22,462

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$5,310	$4,326
Deferred contract acquisition costs	6,144	7,399
Other	1,927	2,995
Prepaid expenses and other current assets	$13,381	$14,720

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	December 31, 2022	December 31, 2021
	(in years)
Equipment	1 - 5	$27,028	$25,407
Software	1 - 3	2,537	807
Furniture and fixtures	1 - 7	503	545
Leasehold improvements	Lease term	3,267	3,231
Construction in progress		9,152	4,823
Property and equipment, gross		42,487	34,813
Less: accumulated depreciation		(22,744)	(24,121)
Property and equipment, net		$19,743	$10,692

Depreciation and amortization expense on property and equipment was $2.7 million, $2.6 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(5,050)	$—	$5,050	$(5,050)	$—
Patents	2,936	(2,936)	—	2,936	(2,936)	—
Total	$7,986	$(7,986)	$—	$7,986	$(7,986)	$—

Amortization expense related to purchased intangible assets was $0.9 million for the year ended December 31, 2021 and was $1.4 million for the year ended December 31, 2020. Purchased intangible assets were fully amortized as of December 31, 2021.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Right-of-use assets	$21,197	$22,866
Deferred contract acquisition costs	4,290	4,459
Deposits	1,739	2,036
Other	655	1,933
Total other non-current assets	$27,881	$31,294

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation and benefits	$19,832	$24,003
Accrued tax liabilities	1,635	1,020
Lease liabilities	4,792	3,983
Other	10,924	7,095
Total accrued liabilities	$37,183	$36,101

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Lease liabilities	$16,846	$19,316
Other	347	297
Total other non-current liabilities	$17,193	$19,613

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

Investigations

In January 2023, the Company identified a cyber-security incident in its corporate IT infrastructure (not related to any of the Company’s products or solutions used by its customers) (the “Cyber Incident”). Upon detecting the incident, the

Company launched an investigation and engaged the services of cyber-security experts and advisors, incident response professionals and external counsel to support the investigation. While, to date, this incident has not had a material impact on our operations, it did result in additional expense incurred in connection with the investigation.

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

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. The Company had open purchase commitments with manufactures in Taiwan totaling $31.9 million as of December 31, 2022.

The following table summarizes our non-cancelable operating leases as of December 31, 2022 (in thousands):

Years Ending December 31,	Operating Leases and Other Contractual Obligation
2023	$5,392
2024	5,513
2025	4,970
2026	4,892
2027	2,441
Total	$23,208
Rent expense was $4.9 million, $5.4 million and $6.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

7. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. In June 2015, our Board of Directors adopted and our stockholders approved an amendment and restatement of the 2014 Plan, which increased the number of shares available for issuance under the 2014 Plan by the number of shares granted under the 2008 Stock Plan (the “2008 Plan”) that were or may in the future be canceled or otherwise forfeited or repurchased after March 20, 2014. As of December 31, 2022, we had 9,432,859 shares available for future grant under the 2014 Plan.

The shares authorized for the 2014 Plan increase annually by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. In November 2020, our Board of Directors determined the current shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021 and 2022.

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

Employees purchased 274,937 shares at an average price of $12.88 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2022. Employees purchased 434,547 shares at an average price of $7.46 per share and with an aggregate intrinsic value of $2.1 million during the year ended December 31, 2021. Employees purchased 581,634 shares at an average price of $5.67 per share and with an aggregate intrinsic value of $1.0 million during the year ended December 31, 2020. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2022, we had 1,111,702 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation by type of award:
Stock options	$—	$—	$209
Stock awards	11,995	13,302	10,938
Employee stock purchase rights	1,336	1,120	1,163
Total	$13,331	$14,422	$12,310

Stock-based compensation by category of expense:
Cost of revenue	$1,556	$1,580	$1,357
Sales and marketing	4,556	4,306	3,018
Research and development	3,346	3,906	4,241
General and administrative	3,873	4,630	3,694
Total	$13,331	$14,422	$12,310

As of December 31, 2022, the Company had $27.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.2 years.

Fair Value Determination

The fair values of employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.9%	0.1%	0.1%
Expected volatility	58%	58%	59%
Dividend rate	1.25%	0.60%	—%

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

•Dividend Rate. In December 2021, the Company paid its first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding and increased the amount to $0.06 per share in the three months ended December 31, 2022. For the years ended December 31, 2022 and 2021, the expected dividend rate assumes cash dividends will total $0.24 and $0.20 per common share outstanding annually, respectively.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2021	871	$6.13
Granted	—	—
Exercised	(592)	5.91
Canceled	—	—
Outstanding as of December 31, 2022	279	$6.59	1.27	$2,804
Vested and exercisable as of December 31, 2022	279	$6.59	1.27	$2,804

(1)The aggregate intrinsic value represents the excess of the closing price of our common stock of $16.63 as of December 31, 2022 over the exercise price of the outstanding in-the-money options.

No stock options were granted in years ended December 31, 2022, 2021 and 2020.

The intrinsic value of options exercised is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Intrinsic value of options exercised (1)	$5,744	$5,911	$2,778

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2022, there were 2,917,838 RSUs outstanding that were unvested and 299,925 PSUs outstanding that had not yet achieved their market-performance vesting conditions.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2021	3,717	$8.56
Granted	1,545	13.76
Released	(1,539)	7.97
Canceled	(505)	9.85
Nonvested as of December 31, 2022	3,218	$11.14	1.55

Following is additional information pertaining to our stock award activities (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of stock awards granted (per share)	$13.76	$11.75	$6.74
Total fair value of stock awards released (vested) during the period	$12,226	$11,536	$12,129

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

On September 8, 2022, the Company entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 3.5 million shares of common stock for $12.75 per share, or an aggregate purchase price of $44.6 million. The common shares repurchased are held in treasury and accounted for under the cost method.

Stock Repurchase Programs

On September 17, 2020, the Company’s Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. On October 28, 2021, the Company announced its Board of Directors authorized another stock repurchase program of up to $100 million of its common stock over a period of twelve months. These repurchase programs expired after twelve months. On November 1, 2022, the Company announced its Board of Directors had authorized a new $50 million stock repurchase program of its common stock over a period of twelve months. As of December 31, 2022, the Company had $50 million available to repurchase shares under the new program. Under both programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs have occurred in the open market. During the year ended December 31, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million. During the year ended December 31, 2021, the Company repurchased 1.7 million shares for a total cost of $18.3 million. During the year ended December 31, 2020, the Company repurchased 4.9 million shares for a total cost of $32.5 million.

8. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs, PSUs and employee stock purchase rights, unless the potential common shares are anti-dilutive.

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock options, RSUs, PSUs and employee stock purchase rights	94	428	822

9. Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic income	$52,231	$29,088	$15,455
Foreign income	485	2,554	3,684
Income before income taxes	$52,716	$31,642	$19,139

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current provision for income taxes:
State	$1,107	$18	$40
Foreign	1,917	1,565	1,057
Total current	3,024	1,583	1,097
Deferred tax expense (benefit):
Federal	2,206	(58,103)	2
State	656	(6,880)	—
Foreign	(78)	155	224
Total deferred	2,784	(64,828)	226
Provision for (benefit from) income taxes	$5,808	$(63,245)	$1,323

     The reconciliation of the statutory federal income taxes and the provision for (benefit from) income taxes is as follows (in thousands, except percentages):

	Years Ended December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$11,070	21.0%	$6,645	21.0%	$4,019	21.0%
State tax - net of federal benefits	1,531	2.9	(6,866)	(21.7)	31	0.2
Foreign rate differential	1,737	3.3	1,184	3.7	507	2.6
Changes in federal valuation allowance	—	—	(63,153)	(199.6)	(3,281)	(17.1)
Stock-based compensation	(1,992)	(3.8)	(908)	(2.9)	781	4.1
Non-deductible meals and entertainment expenses	252	0.5	67	0.2	219	1.2
Other permanent items	73	0.1	653	2.1	364	1.9
Federal tax credits - net of uncertain tax positions	(3,844)	(7.3)	(480)	(1.5)	(1,035)	(5.4)
Amended return true-up	(4,176)	(7.9)	—	—	—	—
Other	1,157	2.2	(387)	(1.2)	(282)	(1.5)
	$5,808	11.0%	$(63,245)	(199.9)%	$1,323	7.0%

Deferred tax balances are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$11,954	$35,395
Research and development credits, net of uncertain tax positions	32,837	28,867
Accruals, reserves and other	22,041	14,239
Stock-based compensation	1,912	2,389
Depreciation and amortization	229	1,353
Operating lease liability	4,459	5,400
Capitalized R&D expenses	12,075	—
Gross deferred tax assets	85,507	87,643
Valuation allowance	(15,581)	(13,750)
Total deferred tax assets	69,926	73,893
Deferred tax liabilities:
Deferred contract acquisition costs	(2,341)	(2,787)
Operating lease right-of-use asset	(4,336)	(5,303)
Other	(66)	(30)
Total deferred tax liabilities	(6,743)	(8,120)
Net deferred tax assets	$63,183	$65,773

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis. Therefore we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the years ended December 31, 2022 and 2021, the valuation allowance decreased by $1.8 million and decreased by $69.2 million, respectively.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

As of December 31, 2022 and 2021, we had U.S. federal NOL carryforwards of $39.0 million and $146.6 million, respectively, and state NOL carryforwards of $62.0 million and $70.4 million, respectively. The federal NOL carryforwards will expire at various dates beginning in the year ending December 31, 2025, if not utilized. The state NOL carryforwards expire in various years ending between 2022 and 2042, if not utilized.

Additionally, as of December 31, 2022 and 2021, we had U.S. federal research and development credit carryforwards of $20.4 million and $18.1 million, respectively, and state research and development credit carryforwards of $22.8 million and $20.3 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2025 while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in IRC Sections 382 and 383 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization. The Company believes NOL’s will not expire unused as a result of any Section 382 annual limitations.

With respect to our undistributed foreign subsidiaries’ earnings, we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2022 and 2021, the undistributed earnings approximated $16.6 million and $15.8 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

On December 22, 2017 the Tax Act was signed into law. The Tax Act significantly revised the U.S. tax code generally effective January 1, 2018. Beginning in 2022 the Tax Act requires capitalization of research and development costs, which has been accounted for in the current year provision.

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

Uncertain Tax Positions

As of December 31, 2022, 2021 and 2020, we had gross unrecognized tax benefits of $7.1 million, $6.8 million and $4.6 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and was immaterial for the years ended December 31, 2022, 2021 and 2020. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits—beginning balance	$6,841	$4,585	$4,441
Increases (decreases) related to tax positions from prior years	(226)	1,793	(268)
Increases related to tax positions taken during current year	462	463	412
Decreases related to tax positions taken during the current year	—	—	—
Gross unrecognized tax benefits—ending balance	$7,077	$6,841	$4,585

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2022, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.4 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Section 174 to require research and experimental (“R&E”) expenses incurred in tax years beginning on or after January 1, 2022, to be capitalized and amortized over five years (fifteen years for expenditures attributable to R&E activity performed outside the United States) using a half-year convention. Prior to the amendment, Section 174 expenses were allowed to be expensed in the year incurred. In 2022, the Company is capitalizing $43.4 million of US R&E expenses (amortizable over 5 years) and $15.3 million of R&E expenses performed outside the US (amortizable over 15 years) which results in unfavorable book/tax differences as a temporary adjustment. Since the Section 174 impact is a temporary difference, no material impact to tax expense is expected.

10. Geographic Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2022	2021	2020
Americas	$148,673	$121,169	$98,150
United States	129,397	99,484	83,083
Americas-other	19,276	21,685	15,067
APJ	89,702	90,374	96,810
APAC	32,986	28,674	29,760
Japan	56,716	61,700	67,050
EMEA	41,963	38,499	30,567
Total	$280,338	$250,042	$225,527
The APJ region comprises Japan and all other countries in APAC (excluding Japan).

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	December 31, 2022	December 31, 2021
Americas	$37,420	$32,255
Japan	1,852	422
Other	1,668	881
Total	$40,940	$33,558

11. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under IRC Section 401(k), which is offered to all of its United States employees. Participants in the plan may elect to contribute up to $20,500 of their annual compensation to the plan for the 2022 calendar year and $22,500 for the 2023 calendar year. Individuals who are 50 or older may contribute an additional $6,500 of their annual income in 2022 and an additional $7,500 of their income in 2023. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company’s matching contributions totaled $1.1 million, $0.5 million and $0.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

12. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2022 and 2021 is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue	$62,672	$67,973	$72,059	$77,634
Gross profit	49,833	54,488	57,294	61,891
Net income	6,349	10,416	12,113	18,030
Net income per share - basic	$0.08	$0.14	$0.16	$0.25
Net income per share - diluted	$0.08	$0.13	$0.16	$0.24

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$54,843	$59,168	$65,360	$70,671
Gross profit	42,344	45,538	52,166	56,489
Net income	2,657	6,616	74,886	10,728
Net income per share - basic	$0.03	$0.09	$0.97	$0.14
Net income per share - diluted	$0.03	$0.08	$0.94	$0.13

13. Subsequent Event

On February 7, 2023, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.06 per share of common stock outstanding, was paid on March 1, 2023, to shareholders of record on February 17, 2023 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time to time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Armanino LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Board of Directors and Corporate Governance” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics applicable to our employees including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available free of charge, on our website’s investor relations page at https://investors.A10networks.com within the “Governance - Governance Documents” section. We will post amendments or waivers relating to our Code of Business Conduct and Ethics for directors and executive officers on the same website referenced in this paragraph.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics,” “Compensation Committee Report” and “Executive Compensation” contained in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Board of Directors and Corporate Governance” and “Related Person Transactions” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Report of the Audit Committee” and “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.12*	Offer Letter, dated January 4, 2012, by and between the Registrant and Robert Cochran	S-1/A	333-194015	10.9	March 10, 2014
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.30	Common Stock Repurchase Agreement, dated as of September 8, 2022, between A10 Networks, Inc. and Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P.	8-K	001-36343	10.1	September 9, 2022
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Armanino LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	February 27, 2023	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	February 27, 2023
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Brian Becker	Chief Financial Officer	February 27, 2023
Brian Becker	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	February 27, 2023
Tor R. Braham

/s/ Peter Y. Chung	Director	February 27, 2023
Peter Y. Chung

/s/ Eric Singer	Director	February 27, 2023
Eric Singer

/s/ Dana Wolf	Director	February 27, 2023
Dana Wolf