Form 10-Q
period 2023-03-31
A10 Networks, Inc.
filed 2023-05-04
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 26, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 73,967,823.

A10 NETWORKS, INC.
FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:
• the impact of the COVID-19 pandemic on our business, results of operations, financial position and liquidity;
• our strategy, business plan and our ability to effectively manage our growth and business operations;
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
• variability of our gross margin and the factors affecting it;
• our expectations with respect to liquidity position and future capital requirements;
• our stock repurchase program and our quarterly cash dividends;
• our accounting policies and estimates;
• fluctuations in currency exchange rates;
• the cost and potential outcomes of litigation; and
• future acquisitions of or investments in complementary companies, products, services or technologies.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described herein and elsewhere in our Annual Report on Form 10-K filed with the SEC on February 27, 2023. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time such as the recent COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: the effects of the COVID-19 global pandemic on the Company and its business, and on the business of its business partners and customers; unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate (especially in light of the ongoing adverse effects of the COVID-19 global pandemic); execution risks related to closing key deals and improving our execution, the continued market adoption of our products, our ability to successfully anticipate market needs and opportunities, our timely development of new products and features, our ability to maintain profitability, any loss or delay of expected purchases by our largest end-customers, our ability to maintain or improve our competitive position, competitive and execution risks related to cloud-based computing trends, our ability to attract and retain new end-customers and our largest end-consumers, our ability to maintain and enhance our brand and reputation, changes demanded by our customers in the deployment and payment model for our products, continued growth in markets relating to networking and network security, the success of any future acquisitions or investments in complementary companies, products, services or technologies, the ability of our sales and other teams to execute well, our ability to shorten our close cycles, the ability of our channel partners to sell our products, variations in product mix or geographic locations of our sales, risks associated with our presence in international markets, weaknesses or deficiencies in our internal control over financial reporting, and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,519	$67,971
Marketable securities	76,022	83,018
Accounts receivable, net of allowances of $78 and $32, respectively	67,007	72,928
Inventory	20,391	19,693
Prepaid expenses and other current assets	13,054	13,381
Total current assets	244,993	256,991
Property and equipment, net	22,305	19,743
Goodwill	1,307	1,307
Deferred tax assets, net	62,116	63,183
Other non-current assets	26,564	27,881
Total assets	$357,285	$369,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,906	$6,725
Accrued liabilities	21,410	37,183
Deferred revenue	75,729	74,340
Total current liabilities	103,045	118,248
Deferred revenue, non-current	52,769	52,652
Other non-current liabilities	15,970	17,193
Total liabilities	171,784	188,093
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 87,581 and 87,123 shares issued and 74,197 and 73,738 shares outstanding, respectively	1	1
Treasury stock, at cost: 13,384 and 13,384 shares, respectively	(134,934)	(134,934)
Additional paid-in-capital	471,341	466,927
Dividends paid	(24,248)	(19,802)
Accumulated other comprehensive income	(163)	(726)
Accumulated deficit	(126,496)	(130,454)
Total stockholders' equity	185,501	181,012
Total liabilities and stockholders' equity	$357,285	$369,105
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$31,182	$37,045
Services	26,509	25,627
Total revenue	57,691	62,672
Cost of revenue:
Products	6,083	8,633
Services	4,133	4,206
Total cost of revenue	10,216	12,839
Gross profit	47,475	49,833
Operating expenses:
Sales and marketing	22,334	22,782
Research and development	11,665	12,887
General and administrative	7,309	6,162
Total operating expenses	41,308	41,831
Income from operations	6,167	8,002
Non-operating income (expense), net:
Interest income	973	119
Other income (expense), net	(2,218)	(632)
Non-operating income (expense), net	(1,245)	(513)
Income before provision for income taxes	4,922	7,489
Provision for income taxes	964	1,140
Net income	$3,958	$6,349
Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08
Weighted-average shares used in computing net income per share:
Basic	74,001	76,795
Diluted	75,541	79,285

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$3,958	$6,349
Other comprehensive income (expense), net of tax:
Unrealized gain (loss) on marketable securities	527	(776)
Unrealized gain on cash flow hedge	36	—
Comprehensive income	$4,521	$5,573

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Shares of common stock issued and outstanding
Beginning balance	73,738	77,423
Common stock issued under employee equity incentive plans	459	400
Repurchase of common stock	—	(2,122)
Ending balance	74,197	75,701

Stockholders' equity
Beginning balance	$181,012	$208,888
Common stock:
Beginning balance	$1	$1
Common stock issued under employee equity incentive plans	—	—
Ending balance	$1	$1

Treasury stock, at cost:
Beginning balance	$(134,934)	$(55,677)
Repurchase of common stock	—	(28,322)
Ending balance	$(134,934)	$(83,999)

Dividends paid:
Beginning balance	$(19,802)	$(3,880)
Payments for dividends	(4,446)	(3,869)
Ending balance	$(24,248)	$(7,749)

Additional paid-in capital:
Beginning balance	$466,927	$446,035
Common stock issued under employee equity incentive plans	473	165
Stock-based compensation	3,941	3,542
Ending balance	$471,341	$449,742

Accumulated other comprehensive income:
Beginning balance	$(726)	$(229)
Unrealized gain (loss) on marketable securities, net of tax	527	(776)
Unrealized gain on cash flow hedge, net of tax	36	—
Ending balance	$(163)	$(1,005)

Accumulated deficit:
Beginning balance	$(130,454)	$(177,362)
Net income	3,958	6,349
Ending balance	$(126,496)	$(171,013)

Total stockholders' equity	$185,501	$185,977
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,958	$6,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,106	1,844
Stock-based compensation	3,742	3,452
Other non-cash items	(169)	287
Changes in operating assets and liabilities:
Accounts receivable	5,687	12,535
Inventory	(1,522)	1,433
Prepaid expenses and other assets	1,519	(1,568)
Accounts payable	(676)	(1,857)
Accrued liabilities	(16,997)	(6,287)
Deferred revenue	1,506	(280)
Net cash provided by (used in) operating activities	(846)	15,908
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	4,550
Proceeds from maturities of marketable securities	29,263	17,173
Purchases of marketable securities	(21,221)	(13,635)
Purchases of property and equipment	(2,675)	(3,137)
Net cash provided by investing activities	5,367	4,951
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	473	165
Repurchase of common stock	—	(28,322)
Payments for dividends	(4,446)	(3,869)
Net cash used in financing activities	(3,973)	(32,026)
Net increase (decrease) in cash and cash equivalents	548	(11,167)
Cash and cash equivalents—beginning of period	67,971	78,925
Cash and cash equivalents—end of period	$68,519	$67,758

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$824	$196
Purchases of property and equipment included in accounts payable	$142	$1

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2023, we have sold our products to more than 8,100 end-customers worldwide since our inception.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited financial statements, which are included in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC (the “2022 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2022 Annual Report.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2022 Annual Report filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2023	2022
Customer A (an end-customer)	15%	*
Customer B (an end-customer)	*	17%
Customer C (a distribution channel partner)	19%	11%
* represents less than 10% of total revenue

As of March 31, 2023, one customer accounted for 31% of our total gross accounts receivable. As of December 31, 2022, two customers accounted for 21% each of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

The Company’s recently adopted accounting pronouncements are disclosed in Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II – Item 8 of the 2022 Annual Report. The Company has not adopted any accounting pronouncements during the three months ended March 31, 2023.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2023 (in thousands):

As of March 31, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$19,999
Total right-of-use assets	$19,999

Lease liabilities:
Accrued liabilities	$4,853
Other non-current liabilities	15,597
Total operating lease liabilities	$20,450

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$4,051
2024	5,509
2025	4,969
2026	4,892
2027	2,441
Thereafter	—
Total lease payments	21,862
Less: imputed interest	(1,412)
Present value of lease liabilities	$20,450

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$1,110	$1,071
Short-term lease costs	127	130
Total lease costs	$1,237	$1,201

Average lease terms and discount rates for the Company’s operating leases were as follows:

Three Months Ended March 31, 2023
Weighted-average remaining term (years)	4.07
Weighted-average discount rate	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,357
Right-of-use assets obtained in exchange for new lease liabilities	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,719	$3	$(310)	$26,412	$35,137	$—	$(550)	$34,587
U.S. Treasury and agency securities	35,537	31	(152)	35,416	28,627	—	(292)	28,335
Commercial paper	7,894	—	—	7,894	11,859	—	—	11,859
Asset-backed securities	6,275	40	(15)	6,300	8,331	—	(94)	8,237
Total	$76,425	$74	$(477)	$76,022	$83,954	$—	$(936)	$83,018

During the three months ended March 31, 2023 and 2022, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of March 31, 2023 (in thousands):

As of March 31, 2023	Amortized Cost	Fair Value
Less than 1 year	$58,601	$58,192
Mature in 1 - 3 years	17,824	17,830
Total	$76,425	$76,022

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,188	$(8)	$20,592	$(302)	$21,780	$(310)
U.S. Treasury and agency securities	26,521	(43)	8,385	(109)	34,906	(152)
Asset-backed securities	1,382	(15)	—	—	1,382	(15)
	$29,091	$(66)	$28,977	$(411)	$58,068	$(477)

Marketable securities in an unrealized loss position as of December 31, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$7,610	$(162)	$26,977	$(388)	$34,587	$(550)
U.S. Treasury and agency securities	14,868	(45)	11,567	(247)	26,435	(292)
Asset-backed securities	8,237	(4)	—	—	8,237	(94)
	$30,715	$(301)	$38,544	$(635)	$69,259	$(936)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2023 and 2022.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$46,814	$—	$—	$46,814	$54,336	$—	$—	$54,336
Cash equivalents	21,705	—	—	21,705	13,635	—	—	13,635
Corporate securities	—	26,412	—	26,412	—	34,587	—	34,587
U.S. Treasury and agency securities	—	35,416	—	35,416	—	28,335	—	28,335
Commercial paper	—	7,894	—	7,894	—	11,859	—	11,859
Asset-backed securities	—	6,300	—	6,300	—	8,237	—	8,237
Total	$68,519	$76,022	$—	$144,541	$67,971	$83,018	$—	$150,989

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2023 and 2022.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Raw materials	$13,052	$12,771
Finished goods	7,339	6,922
Total inventory	$20,391	$19,693

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Prepaid expenses	$5,525	$5,310
Deferred contract acquisition costs	6,103	6,144
Other	1,426	1,927
Total prepaid expenses and other current assets	$13,054	$13,381

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of March 31, 2023	As of December 31, 2022
	(in years)
Equipment	1 - 5	$28,135	$27,028
Software(1)	1 - 6	2,695	2,537
Furniture and fixtures	1 - 7	500	503
Leasehold improvements	Lease term	3,228	3,267
Construction in process		10,286	9,152
Property and equipment, gross		44,844	42,487
Less: accumulated depreciation		(22,539)	(22,744)
Property and equipment, net		$22,305	$19,743

(1) Acquired software has a useful life of 1 to 3 years, while internally developed software to be sold, leased or marketed has a useful life of 6 years. Acquired software totaled $1.3 million and internally developed software totaled $1.4 million as of March 31, 2023. Acquired software totaled $2.5 million as of December 31, 2022.

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. The first of these projects was available for release to customers in the fourth quarter of 2022.

Depreciation expense on property and equipment was $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Accrued compensation and benefits	$7,486	$19,832
Accrued tax liabilities	1,558	1,635
Lease liability	4,853	4,792
Other	7,513	10,924
Total accrued liabilities	$21,410	$37,183

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022

Deferred revenue:
Products	$6,923	$7,782
Services	121,575	119,210
Total deferred revenue	128,498	126,992
Less: current portion	(75,729)	(74,340)
Non-current portion	$52,769	$52,652

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2023.

Rent expense was $1.2 million for both the three months ended March 31, 2023 and 2022.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $26.1 million as of March 31, 2023.

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

The shares authorized for the 2014 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. Since November 2020, our Board of Directors determined the number of shares authorized under the 2014 Plan were sufficient for the time being and decided not to increase the number of shares authorized in 2021, 2022 and 2023. As of March 31, 2023, we had 12,793,083 shares available for future grant under the 2014 Plan.

On April 26, 2023, the Company’s stockholders approved the A10 Networks, Inc. 2023 Stock Incentive Plan (the “2023 Plan”), which was approved by the Company’s Board of Directors on March 10, 2023, pending stockholder approval. The 2023 Plan replaced the 2014 Plan and no further grants will be made under the 2014 Plan after the 2023 Plan becomes effective.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of March 31, 2023, the Company had 1,111,702 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation by type of award:
Stock awards	$3,443	$3,100
Employee stock purchase rights	299	352
	$3,742	$3,452

Stock-based compensation by category of expense:
Cost of revenue	$412	$399
Sales and marketing	1,165	1,099
Research and development	831	788
General and administrative	1,334	1,166
	$3,742	$3,452

As of March 31, 2023, the Company had $30.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.40 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	279	$6.59
Exercised	(78)	6.02
Outstanding as of March 31, 2023	201	6.82	1.25	$1,743
Vested and exercisable as of March 31, 2023	201	$6.82	1.25	$1,743

As of March 31, 2023, the aggregate intrinsic value represents the excess of the closing price of our common stock of $15.49 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.7 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2023, there were 2,478,499 RSUs and 877,794 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2022	3,218	$11.14
Granted	571	13.34
Released	(380)	7.95
Canceled	(53)	12.18
Nonvested as of March 31, 2023	3,356	$11.86	1.75	$51,989

The aggregate fair value of stock awards released was $3.0 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

Stock Repurchase Programs

On October 28, 2021, the Company announced its Board of Directors authorized a stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended March 31, 2022, the Company repurchased 2.1 million shares for a total cost of $28.3 million under the 2021 Program. This repurchase program was active for twelve months and expired in the second half of 2022.

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). Through March 31, 2023, no shares had been repurchased under the 2022 Program.

Under the Company’s stock repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net income per share
Numerator:
Net income	$3,958	$6,349
Denominator:
Weighted-average shares outstanding - basic	74,001	76,795
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,540	2,490
Weighted-average shares outstanding - diluted	75,541	79,285
Net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options, restricted stock units and employee stock purchase rights	186	233

8. Income Taxes

We recorded income tax expense of $1.0 million and income tax benefit of $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s income tax provision for the three months ended March 31, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

We had $7.1 million of unrecognized tax benefits as of March 31, 2023. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

9. Geographic Information

We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$29,956	$32,958
United States	24,121	29,174
Americas-other	5,835	3,784
APJ	15,760	17,789
APAC	5,431	6,249
Japan	10,329	11,540
EMEA	11,975	11,925
Total revenue	$57,691	$62,672

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of March 31, 2023	As of December 31, 2022
Americas	$39,093	$37,420
Japan	1,645	1,852
Other	1,566	1,668
Total	$42,304	$40,940

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accounts receivable, net	$67,007	$72,928
Deferred revenue, current	75,729	74,340
Deferred revenue, non-current	52,769	52,652

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2023 and December 31, 2022.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $25.2 million and $24.6 million during the three months ended March 31, 2023 and 2022, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of March 31, 2023, the current and non-current portions of deferred contract acquisition costs were $6.1 million and $4.1 million, respectively. As of December 31, 2022, the current and non-current portions of deferred contract acquisition costs were $6.1 million and $4.3 million, respectively. Related amortization expense was $1.9 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2023 and 2022.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of March 31, 2023

Within 1 year	$75,729
Next 2 to 3 years	43,409
Thereafter	9,360
Total	$128,498

11. Subsequent Events

On May 4, 2023, the Company announced its Board of Directors declared a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on June 1, 2023 to stockholders of record on May 15, 2023 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Note Regarding Forward-Looking Statements” and other risk factors contained in Part I, Item 1A “Risk Factors” in our 2022 Annual Report.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. In the three months ended March 31, 2022, we changed the way we present revenue by geographic region. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). We believe this vertical and revised geographic view aligns with how we manage the business and maps our product portfolio to customer verticals. This change in the way we report revenue had no impact to our key metrics including operations, comprehensive income and accumulated deficit.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of March 31, 2023, we have sold our products to more than 8,100 customers worldwide since our inception.

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

During the three months ended March 31, 2023, (i) 52% of our total revenue was generated from the Americas region, of which 42% was generated from the United States, (ii) 27% from the APJ region, of which 18% was generated from Japan, and (iii) 21% from the EMEA region. During the three months ended March 31, 2022, (i) 53% of our total revenue was generated from the Americas region, of which 47% was generated from the United States, (ii) 28% from the APJ region, of which 18% was generated from Japan, and (iii) 19% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 44% and 35% of our total revenue during the three months ended March 31, 2023 and 2022, respectively, and our service provider customers accounted for 56% and 65% of our total revenue during the three months ended March 31, 2023 and 2022, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 33% and 45% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2023, we had $68.5 million of cash and cash equivalents and $76.0 million of marketable securities. Cash used in operating activities was $0.8 million during the three months ended March 31, 2023, compared to $15.9 million of cash provided by operating activities in the same period of 2022.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$31,182	54.1%	$37,045	59.1%	$(5,863)	(15.8)%
Services	26,509	45.9	25,627	40.9	882	3.4
Total revenue	57,691	100.0	62,672	100.0	(4,981)	(7.9)
Cost of revenue:
Products	6,083	10.5	8,633	13.8	(2,550)	(29.5)
Services	4,133	7.2	4,206	6.7	(73)	(1.7)
Total cost of revenue	10,216	17.7	12,839	20.5	(2,623)	(20.4)
Gross profit	47,475	82.3	49,833	79.5	(2,358)	(4.7)
Operating expenses:
Sales and marketing	22,334	38.7	22,782	36.3	(448)	(2.0)
Research and development	11,665	20.2	12,887	20.6	(1,222)	(9.5)
General and administrative	7,309	12.7	6,162	9.8	1,147	18.6
Total operating expenses	41,308	71.6	41,831	66.7	(523)	(1.3)
Income from operations	6,167	10.7	8,002	12.8	(1,835)	(22.9)
Non-operating income (expense), net:
Interest income	973	1.7	119	0.2	854	717.6
Other income (expense), net	(2,218)	(3.8)	(632)	(1.1)	(1,586)	250.9
Non-operating income (expense), net	(1,245)	(2.2)	(513)	(0.9)	(732)	142.7
Income before provision for (benefit from) income taxes	4,922	8.5	7,489	11.9	(2,567)	(34.3)
Provision for income taxes	964	1.7	1,140	1.8	(176)	(15.4)
Net income	$3,958	6.9%	$6,349	10.1%	$(2,391)	(37.7)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$31,182	54%	$37,045	59%	$(5,863)	(16)%
Services	26,509	46	25,627	41	882	3
Total revenue	$57,691	100%	$62,672	100%	$(4,981)	(8)%
Revenue by geographic region:
Americas	$29,956	52%	$32,958	53%	$(3,002)	(9)%
United States	24,121	42%	29,174	47%	(5,053)	(17)%
Americas-other	5,835	10%	3,784	6%	2,051	54%
APJ	15,760	27%	17,789	28%	(2,029)	(11)%
APAC	5,431	9%	6,249	10%	(818)	(13)%
Japan	10,329	18%	11,540	18%	(1,211)	(10)%
EMEA	11,975	21%	11,925	19%	50	—
Total revenue	$57,691	100%	$62,672	100%	$(4,981)	(8)%

Total revenue decreased $5.0 million, or 8%, during the three months ended March 31, 2023, compared to the same period of 2022. Changes in revenue were due primarily to (i) a $3.0 million decrease in the Americas region, comprised of a decrease in the United States of $5.1 million and an increase in Americas-other of $2.1 million, (ii) a $2.0 million decrease in the APJ region, comprised of a decrease in APAC of $0.8 million and a decrease in Japan of $1.2 million and (iii) a $0.1 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $8.2 million decrease in revenue from enterprise customers, partially offset by a $3.2 million increase in revenue from service provider customers during the three months ended March 31, 2023 compared to the same period of 2022. Products revenue decreased $5.9 million, of which $4.1 million was from the Americas region and $1.8 million was from the APJ region, while services revenue increased $0.9 million primarily from the Americas region during the three months ended March 31, 2023, compared to the same period of 2022.

Products revenue decreased $5.9 million, or 16%, during the three months ended March 31, 2023 compared to the same period of 2022, as a result of a decrease in demand from our service provider customers in the Americas regions.

Services revenue increased $0.1 million, or 3%, during the three months ended March 31, 2023, compared to the same periods of 2022, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas region.

During the three months ended March 31, 2023, $30.0 million, or 52% of total revenue, was generated from the Americas region, which represents a 9% decrease in revenue compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the three months ended March 31, 2023, $15.8 million, or 27% of total revenue, was generated from the APJ region, which represents an 11% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the three months ended March 31, 2023, $12.0 million, or 21% of total revenue, was generated from the EMEA region, which represents a 1% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$6,083	$8,633	$(2,550)	(29.5)%
Services	4,133	4,206	(73)	(1.7)
Total cost of revenue	$10,216	$12,839	$(2,623)	(20.4)%

Products cost of revenue decreased 29.5% during the three months ended March 31, 2023 compared to the same periods of 2022, primarily due to a decrease in products revenue.

Services cost of revenue decreased 1.7% during the three months ended March 31, 2023 compared to the same periods of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$25,099	80.5%	$28,412	76.7%	$(3,313)	3.8%
Services	22,376	84.4	21,421	83.6	955	0.8
Total gross profit	$47,475	82.3%	$49,833	79.5%	$(2,358)	2.8%

Products gross margin decreased 3.8% during the three months ended March 31, 2023 compared to the same period of 2022, primarily due to a decrease in products revenue.

Services gross margin increased 0.8% during the three months ended March 31, 2023 compared to the same period of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$22,334	$22,782	$(448)	(2.0)%
Research and development	11,665	12,887	(1,222)	(9.5)
General and administrative	7,309	6,162	1,147	18.6
Total operating expenses	$41,308	$41,831	$(523)	(1.3)%

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

Sales and marketing operating expenses decreased $0.4 million, or 2.0%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in personnel costs.

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

Research and development operating expenses decreased $1.2 million, or 9.5%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in personnel costs.

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

General and administrative operating expenses increased $1.1 million, or 18.6%, in the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in personnel costs due to an increase in headcount.

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

Non-operating income (expense), net, had an unfavorable change of $0.7 million for the three months ended March 31, 2023, respectively, compared to the same period of 2022. The unfavorable change for the three months ended March 31, 2023 was primarily driven by an unfavorable change of $1.6 million in foreign exchange gains and losses. Foreign currency exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income increased $0.9 million for the three months ended March 31, 2023, compared to the same period of 2022.

Provision for Income Taxes

We recorded an income tax provision of $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Our income tax provision for the three months ended March 31, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $68.5 million, including $3.3 million held outside the United States in our foreign subsidiaries, and $76.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2023, we had working capital of $141.9 million, accumulated deficit of $126.5 million and total stockholders’ equity of $185.5 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On October 28, 2021, the Company announced its Board of Directors authorized a stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended

March 31, 2022, the Company repurchased 2.1 million shares for a total cost of $28.3 million under the 2021 Program. This repurchase program was active for twelve months and expired in the second half of 2022.

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program (the “2022 Program”) of up to $50 million of its common stock over a period of twelve months. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Through March 31, 2023, no shares had been repurchased under the 2022 Program.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three months ended March 31, 2022, the Company paid a cash dividend of $0.05 per share outstanding, for a total of $3.9 million as a return of capital. In the three months ended March 31, 2023, the Company paid a cash dividend of $0.06 per share outstanding, for a total of $4.4 million as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on June 1, 2023 to stockholders of record on May 15, 2023 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(846)	$15,908
Investing activities	5,367	4,951
Financing activities	(3,973)	(32,026)
Net increase (decrease) in cash and cash equivalents	$548	$(11,167)

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

During the three months ended March 31, 2023, cash used in operating activities was $0.8 million, consisting of net income of $4.0 million and non-cash charges of $5.7 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $10.5 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $2.1 million and stock-based compensation expense of $3.7 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $17.0 million, inventory of $1.5 million and accounts payable of $0.7 million, partially offset by cash inflows from changes in accounts receivable of $5.7 million, prepaid expense and other assets of $1.5 million and deferred revenue of $1.5 million.

The unfavorable change in accrued liabilities was attributed to cash bonus and commission accruals. The unfavorable change in inventory was attributable to product shipments made in the three months ended March 31, 2023. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in prepaid expenses and other assets was primarily due to the release and return of a security deposit. The favorable change in deferred revenue was attributable to the timing of service contract bookings.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $5.4 million, consisting of maturities of marketable securities of $29.3 million, partially offset by purchases of marketable securities of $21.2 million and property and equipment of $2.7 million.

During the three months ended March 31, 2022, cash provided by investing activities was $5.0 million, consisting of sales and maturities of marketable securities of $21.7 million, partially offset by purchases of marketable securities of $13.6 million and property and equipment of $3.1 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $4.0 million and primarily consisting of $4.4 million used for cash dividend payments, partially offset by $0.4 million of proceeds from common stock issued under the Company’s equity plans.

During the three months ended March 31, 2022, cash used in financing activities was $32.0 million and primarily consisting of $28.3 million of cash used to repurchase stock under the Company’s stock repurchase program and $3.9 million used for cash dividend payments.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $20.5 million as of March 31, 2023. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $7.1 million of tax liabilities related to uncertain tax positions as of March 31, 2023. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk

Our condensed consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan where we invoice primarily in Japanese Yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas, EMEA and, to a lesser extent, Japan and the Asia Pacific region. We have a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

The functional currency of our foreign subsidiaries is the U.S. Dollar. At the end of each reporting period, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in interest and other income, net in the condensed consolidated statements of operations. A significant fluctuation in the exchange rates between our subsidiaries’ local currencies, especially the Japanese Yen, British Pound and Euro, and the U.S. Dollar could have an adverse impact on our condensed consolidated financial position and results of operations.

We recorded $2.2 million and $0.6 million of net foreign exchange losses during the three months ended March 31, 2023 and 2022, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of March 31, 2023, our investment portfolio included marketable securities with an aggregate amortized cost basis of $76.4 million and a fair value of $76.0 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2023 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2023	50 BPS	100 BPS	150 BPS
Marketable securities	$76,589	$76,400	$76,211	76,022	$75,833	$75,645	$75,455

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2022, we announced that our Board of Directors authorized a new $50 million share repurchase program (the “2022 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the share repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities. Through March 31, 2023, no shares had been repurchased under the 2022 Program.

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
Date: May 4, 2023

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2023

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)