Form 10-Q
period 2023-06-30
A10 Networks, Inc.
filed 2023-08-01
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 26, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 74,110,542.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described herein and elsewhere in our Annual Report on Form 10-K filed with the SEC on February 27, 2023. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time such as the recent COVID-19 pandemic. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: unanticipated changes in the markets in which the Company operates; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain; our ability to manage our business and expenses if customers cancel or delay orders; execution risks related to closing key deals and improving our execution, the continued market adoption of our products, our ability to successfully anticipate market needs and opportunities, our timely development of new products and features, our ability to maintain profitability, any loss or delay of expected purchases by our largest end-customers, our ability to maintain or improve our competitive position, competitive and execution risks related to cloud-based computing trends, our ability to attract and retain new end-customers and our largest end-consumers, our ability to maintain and enhance our brand and reputation, changes demanded by our customers in the deployment and payment model for our products, continued growth in markets relating to networking and network security, the success of any future acquisitions or investments in complementary companies, products, services or technologies, the ability of our sales and other teams to execute well, our ability to shorten our close cycles, the ability of our channel partners to sell our products, variations in product mix or geographic locations of our sales, risks associated with our presence in international markets, weaknesses or deficiencies in our internal control over financial reporting, the impact of any cybersecurity incidents and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$111,181	$67,971
Marketable securities	42,730	83,018
Accounts receivable, net of allowances of $223 and $32, respectively	69,171	72,928
Inventory	20,438	19,693
Prepaid expenses and other current assets	12,945	13,381
Total current assets	256,465	256,991
Property and equipment, net	25,210	19,743
Goodwill	1,307	1,307
Deferred tax assets, net	59,871	63,183
Other non-current assets	25,379	27,881
Total assets	$368,232	$369,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,399	$6,725
Accrued liabilities	22,656	37,183
Deferred revenue	78,023	74,340
Total current liabilities	107,078	118,248
Deferred revenue, non-current	53,590	52,652
Other non-current liabilities	14,626	17,193
Total liabilities	175,294	188,093
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 87,904 and 87,123 shares issued and 74,083 and 73,738 shares outstanding, respectively	1	1
Treasury stock, at cost: 13,821 and 13,384 shares, respectively	(141,164)	(134,934)
Additional paid-in-capital	477,111	466,927
Dividends paid	(28,682)	(19,802)
Accumulated other comprehensive income	542	(726)
Accumulated deficit	(114,870)	(130,454)
Total stockholders' equity	192,938	181,012
Total liabilities and stockholders' equity	$368,232	$369,105
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$39,090	$41,475	$70,272	$78,520
Services	26,727	26,498	53,236	52,125
Total revenue	65,817	67,973	123,508	130,645
Cost of revenue:
Products	9,436	9,518	15,519	18,151
Services	4,027	3,967	8,160	8,173
Total cost of revenue	13,463	13,485	23,679	26,324
Gross profit	52,354	54,488	99,829	104,321
Operating expenses:
Sales and marketing	20,868	21,773	43,202	44,555
Research and development	13,965	14,235	25,630	27,122
General and administrative	5,255	5,337	12,564	11,499
Total operating expenses	40,088	41,345	81,396	83,176
Income from operations	12,266	13,143	18,433	21,145
Non-operating income (expense), net:
Interest income	662	184	1,635	304
Other income (expense), net	1,884	301	(334)	(332)
Non-operating income (expense), net	2,546	485	1,301	(28)
Income before provision for income taxes	14,812	13,628	19,734	21,117
Provision for income taxes	3,186	3,212	4,150	4,352
Net income	$11,626	$10,416	$15,584	$16,765
Net income per share:
Basic	$0.16	$0.14	$0.21	$0.22
Diluted	$0.15	$0.13	$0.21	$0.21
Weighted-average shares used in computing net income per share:
Basic	74,017	75,893	74,009	76,343
Diluted	75,428	78,306	75,512	78,809

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$11,626	$10,416	$15,584	$16,765
Other comprehensive income (expense), net of tax:
Unrealized gain (loss) on marketable securities	593	(201)	1,121	(977)
Unrealized gain on cash flow hedge	112	—	147	—
Comprehensive income	$12,331	$10,215	$16,852	$15,788

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock issued and outstanding
Beginning balance	74,197	75,701	73,738	77,423
Common stock issued under employee equity incentive plans	322	509	781	909
Repurchase of common stock	(436)	(248)	(436)	(2,370)
Ending balance	74,083	75,962	74,083	75,962

Stockholders' equity
Beginning balance	$185,501	$185,977	$181,012	$208,888
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(134,934)	$(83,999)	$(134,934)	$(55,677)
Repurchase of common stock	(6,230)	(3,436)	(6,230)	(31,758)
Ending balance	$(141,164)	$(87,435)	$(141,164)	$(87,435)

Dividends paid:
Beginning balance	$(24,248)	$(7,749)	$(19,802)	$(3,880)
Payments for dividends	(4,434)	(3,794)	(8,880)	(7,663)
Ending balance	$(28,682)	$(11,543)	$(28,682)	$(11,543)

Additional paid-in capital:
Beginning balance	$471,341	$449,742	$466,927	$446,035
Common stock issued under employee equity incentive plans	2,086	2,807	2,559	2,970
Stock-based compensation	3,684	2,990	7,625	6,534
Ending balance	$477,111	$455,539	$477,111	$455,539

Accumulated other comprehensive income:
Beginning balance	$(163)	$(1,005)	$(726)	$(229)
Unrealized gain (loss) on marketable securities, net of tax	593	(201)	1,121	(977)
Unrealized gain on cash flow hedge, net of tax	112	—	147	—
Ending balance	$542	$(1,206)	$542	$(1,206)

Accumulated deficit:
Beginning balance	$(126,496)	$(171,013)	$(130,454)	$(177,362)
Net income	11,626	10,416	15,584	16,765
Ending balance	$(114,870)	$(160,597)	$(114,870)	$(160,597)

Total stockholders' equity	$192,938	$194,759	$192,938	$194,759

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,584	$16,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,307	3,712
Stock-based compensation	7,214	6,313
Other non-cash items	(270)	113
Changes in operating assets and liabilities:
Accounts receivable	3,698	(5,580)
Inventory	(1,705)	(31)
Prepaid expenses and other assets	3,827	(2,163)
Accounts payable	(1,460)	(1,283)
Accrued liabilities	(17,094)	655
Deferred revenue	4,621	6,239
Net cash provided by operating activities	18,722	24,740
Cash flows from investing activities:
Proceeds from sales of marketable securities	42,252	4,550
Proceeds from maturities of marketable securities	44,532	39,148
Purchases of marketable securities	(44,680)	(21,649)
Purchases of property and equipment	(5,065)	(5,021)
Net cash provided by investing activities	37,039	17,028
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	2,559	2,970
Repurchase of common stock	(6,230)	(31,758)
Payments for dividends	(8,880)	(7,663)
Net cash used in financing activities	(12,551)	(36,451)
Net increase in cash and cash equivalents	43,210	5,317
Cash and cash equivalents—beginning of period	67,971	78,925
Cash and cash equivalents—end of period	$111,181	$84,242

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$959	$567
Purchases of property and equipment included in accounts payable	$1,134	$1

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2023, we have sold our products to more than 8,200 end-customers worldwide since our inception.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2022 Annual Report filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023.

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

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2023	2022	2023	2022
Customer A (an end-customer)	25%	11%	20%	10%
Customer B (an end-customer)	*	20%	*	18%
* represents less than 10% of total revenue

As of June 30, 2023, one customer accounted for 33% of our total gross accounts receivable. As of December 31, 2022, two customers accounted for 21% each of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

The Company’s recently adopted accounting pronouncements are disclosed in Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II – Item 8 of the 2022 Annual Report. The Company has not adopted any accounting pronouncements during the three and six months ended June 30, 2023.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2023 (in thousands):

As of June 30, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$18,794
Total right-of-use assets	$18,794

Lease liabilities:
Accrued liabilities	$4,861
Other non-current liabilities	14,304
Total operating lease liabilities	$19,165

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$2,683
2024	5,446
2025	4,953
2026	4,892
2027	2,441
Thereafter	—
Total lease payments	20,415
Less: imputed interest	(1,250)
Present value of lease liabilities	$19,165

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$1,094	$1,092	$2,203	$2,163
Short-term lease costs	123	161	250	291
Total lease costs	$1,217	$1,253	$2,453	$2,454

Average lease terms and discount rates for the Company’s operating leases were as follows:

Three Months Ended June 30, 2023
Weighted-average remaining term (years)	3.84
Weighted-average discount rate	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Three Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,661
Right-of-use assets obtained in exchange for new lease liabilities	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$1,983	$—	$(3)	$1,980	$35,137	$—	$(550)	$34,587
U.S. Treasury and agency securities	39,858	21	(99)	39,780	28,627	—	(292)	28,335
Commercial paper	950	20	—	970	11,859	—	—	11,859
Asset-backed securities	—	—	—	—	8,331	—	(94)	8,237
Total	$42,791	$41	$(102)	$42,730	$83,954	$—	$(936)	$83,018

During the three and six months ended June 30, 2023, we reclassified $0.3 million of expense to earnings from accumulated other comprehensive income related to unrealized losses. During the three and six months ended June 30, 2022, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of June 30, 2023 (in thousands):

As of June 30, 2023	Amortized Cost	Fair Value
Mature in less than 1 year	$33,356	$33,371
Mature in 1 - 3 years	9,435	9,359
Total	$42,791	$42,730

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$1,980	$(3)	$—	$—	$1,980	$(3)
U.S. Treasury and agency securities	4,264	(99)	—	—	4,264	(99)
	$6,244	$(102)	$—	$—	$6,244	$(102)

Marketable securities in an unrealized loss position as of December 31, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$7,610	$(162)	$26,977	$(388)	$34,587	$(550)
U.S. Treasury and agency securities	14,868	(45)	11,567	(247)	26,435	(292)
Asset-backed securities	8,237	(4)	—	—	8,237	(94)
	$30,715	$(301)	$38,544	$(635)	$69,259	$(936)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2023 and 2022.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$55,010	$—	$—	$55,010	$54,336	$—	$—	$54,336
Cash equivalents	56,171	—	—	56,171	13,635	—	—	13,635
Corporate securities	—	1,980	—	1,980	—	34,587	—	34,587
U.S. Treasury and agency securities	—	39,780	—	39,780	—	28,335	—	28,335
Commercial paper	—	970	—	970	—	11,859	—	11,859
Asset-backed securities	—	—	—	—	—	8,237	—	8,237
Total	$111,181	$42,730	$—	$153,911	$67,971	$83,018	$—	$150,989

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2023 and 2022.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Raw materials	$13,179	$12,771
Finished goods	7,259	6,922
Total inventory	$20,438	$19,693

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Prepaid expenses	$5,315	$5,310
Deferred contract acquisition costs	6,242	6,144
Other	1,388	1,927
Total prepaid expenses and other current assets	$12,945	$13,381

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of June 30, 2023	As of December 31, 2022
	(in years)
Equipment	1 - 5	$29,586	$27,028
Software(1)	1 - 6	2,785	2,537
Furniture and fixtures	1 - 7	500	503
Leasehold improvements	Lease term	3,233	3,267
Construction in process		12,618	9,152
Property and equipment, gross		48,722	42,487
Less: accumulated depreciation		(23,512)	(22,744)
Property and equipment, net		$25,210	$19,743

(1) Acquired software has a useful life of 1 to 3 years, while internally developed software to be sold, leased or marketed has a useful life of 6 years. Acquired software totaled $1.4 million and internally developed software totaled $1.4 million as of June 30, 2023. Acquired software totaled $1.1 million and internally developed software totaled $1.4 million as of December 31, 2022.

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. The first of these projects was available for release to customers in the fourth quarter of 2022.

Depreciation expense on property and equipment was $1.0 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $2.0 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Accrued compensation and benefits	$6,597	$19,832
Accrued tax liabilities	1,864	1,635
Lease liability	4,861	4,792
Other	9,334	10,924
Total accrued liabilities	$22,656	$37,183

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022

Deferred revenue:
Products	$10,870	$7,782
Services	120,743	119,210
Total deferred revenue	131,613	126,992
Less: current portion	(78,023)	(74,340)
Non-current portion	$53,590	$52,652

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2023.

Rent expense was $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and was $2.5 million for both of the six months ended June 30, 2023 and 2022.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $19.8 million as of June 30, 2023.

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

6. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) provided for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors.

On April 26, 2023, the Company’s stockholders approved the A10 Networks, Inc. 2023 Stock Incentive Plan (the “2023 Plan”), which was approved by the Company’s Board of Directors on March 10, 2023, pending stockholder approval. The 2023 Plan replaced the 2014 Plan and no further grants were made under the 2014 Plan after March 29, 2023. The 2023 Plan provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors.

The shares authorized for issuance under the 2023 Plan is (x) 5,600,000 shares of common stock (the “Initial Reserve”), plus (y) the sum of any outstanding stock awards granted under the 2014 Plan that following March 29, 2023 which are either (i) not issued because such award or portion thereof is forfeited or terminated for any reason before being exercised or settled or (ii) subject to vesting restrictions and are subsequently forfeited, up to a maximum of 3,475,099 shares (the “2014 Returning Shares”). As of June 30, 2023, we had 5,600,236 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of June 30, 2023, the Company had 968,943 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation by type of award:
Stock awards	$3,204	$2,535	6,648	5,635
Employee stock purchase rights	268	326	566	678
	$3,472	$2,861	$7,214	$6,313

Stock-based compensation by category of expense:
Cost of revenue	$404	$323	$815	$721
Sales and marketing	891	1,043	2,057	2,142
Research and development	807	840	1,637	1,629
General and administrative	1,370	655	2,705	1,821
	$3,472	$2,861	$7,214	$6,313

As of June 30, 2023, the Company had $27.6 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.21 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	279	$6.59
Exercised	(117)	6.41
Outstanding as of June 30, 2023	162	6.72	1.18	$1,275
Vested and exercisable as of June 30, 2023	162	$6.72	1.18	$1,275

As of June 30, 2023, the aggregate intrinsic value represents the excess of the closing price of our common stock of $14.59 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.3 million and $1.5 million during the three months ended June 30, 2023 and 2022, respectively and was $1.0 million and was $1.7 million during the six months ended June 30, 2023 and 2022, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2023, there were 2,337,313 RSUs and 877,794 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2022	3,218	$11.14
Granted	668	13.47
Released	(521)	8.47
Canceled	(150)	12.24
Nonvested as of June 30, 2023	3,215	$12.00	1.57	$46,908

The aggregate fair value of stock awards released was $1.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and was $4.4 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). Through June 30, 2023, 437 thousand shares had been repurchased under the 2022 Program for a total cost of $6.2 million.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net income per share
Numerator:
Net income	$11,626	$10,416	$15,584	$16,765
Denominator:
Weighted-average shares outstanding - basic	74,017	75,893	74,009	76,343
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,411	2,413	1,503	2,466
Weighted-average shares outstanding - diluted	75,428	78,306	75,512	78,809
Net income per share:
Basic	$0.16	$0.14	$0.21	$0.22
Diluted	$0.15	$0.13	$0.21	$0.21

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options, restricted stock units and employee stock purchase rights	89	56	63	225

8. Income Taxes

We recorded an income tax provision of $3.2 million for both of the three months ended June 30, 2023 and 2022, respectively. We recorded an income tax provision of $4.2 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s income tax provision for the three and six months ended June 30, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

We had $7.2 million of unrecognized tax benefits as of June 30, 2023. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$36,921	$38,553	$66,877	$71,511
United States	31,840	33,756	55,961	62,930
Americas-other	5,081	4,797	10,916	8,581
APJ	21,982	21,614	37,742	39,403
APAC	9,606	7,964	15,037	14,213
Japan	12,376	13,650	22,705	25,190
EMEA	6,914	7,806	18,889	19,731
Total revenue	$65,817	$67,973	$123,508	$130,645

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of June 30, 2023	As of December 31, 2022
Americas	$41,019	$37,420
Japan	1,510	1,852
Other	1,475	1,668
Total	$44,004	$40,940

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accounts receivable, net	$69,171	$72,928
Deferred revenue, current	78,023	74,340
Deferred revenue, non-current	53,590	52,652

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2023 and December 31, 2022.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $26.1 million and $19.6 million during the three months ended June 30, 2023 and 2022, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $51.3 million and $44.2 million during the six months ended June 30, 2023 and 2022, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of June 30, 2023, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.1 million, respectively. As of December 31, 2022, the current and non-current portions of deferred contract acquisition costs were $6.1 million and $4.3 million, respectively. Related amortization expense was $1.5 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $3.4 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2023 and 2022.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of June 30, 2023

Within 1 year	$78,023
Next 2 to 3 years	44,010
Thereafter	9,580
Total	$131,613

11. Subsequent Events

On July 26, 2023, the Company announced its Board of Directors declared a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on September 1, 2023 to stockholders of record on August 15, 2023 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of June 30, 2023, we have sold our products to more than 8,200 customers worldwide since our inception.

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

During the three months ended June 30, 2023, (i) 56% of our total revenue was generated from the Americas region, of which 48% was generated from the United States, (ii) 33% from the APJ region, of which 19% was generated from Japan, and (iii) 11% from the EMEA region. During the three months ended June 30, 2022, (i) 57% of our total revenue was generated from the Americas region, of which 50% was generated from the United States, (ii) 32% from the APJ region, of which 20% was generated from Japan, and (iii) 11% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 33% and 35% of our total revenue during the three months ended June 30, 2023 and 2022, respectively, and our service provider customers accounted for 67% and 65% of our total revenue during the three months ended June 30, 2023 and 2022, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 51% and 49% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2023, we had $111.2 million of cash and cash equivalents and $42.7 million of marketable securities. Cash provided by operating activities was $18.7 million during the six months ended June 30, 2023, compared to $24.7 million in the same period of 2022.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,090	59.4%	$41,475	61.0%	$(2,385)	(5.8)%
Services	26,727	40.6	26,498	39.0	229	0.9
Total revenue	65,817	100.0	67,973	100.0	(2,156)	(3.2)
Cost of revenue:
Products	9,436	14.3	9,518	14.0	(82)	(0.9)
Services	4,027	6.1	3,967	5.8	60	1.5
Total cost of revenue	13,463	20.5	13,485	19.8	(22)	(0.2)
Gross profit	52,354	79.5	54,488	80.2	(2,134)	(3.9)
Operating expenses:
Sales and marketing	20,868	31.7	21,773	31.9	(905)	(4.2)
Research and development	13,965	21.2	14,235	20.9	(270)	(1.9)
General and administrative	5,255	8.0	5,337	7.9	(82)	(1.5)
Total operating expenses	40,088	60.9	41,345	60.8	(1,257)	(3.0)
Income from operations	12,266	18.6	13,143	19.3	(877)	(6.7)
Non-operating income (expense), net:
Interest income	662	1.0	184	0.3	478	259.8
Other income (expense), net	1,884	2.9	301	0.3	1,583	525.9
Non-operating income (expense), net	2,546	3.9	485	0.6	2,061	424.9
Income before provision for (benefit from) income taxes	14,812	22.5	13,628	20.0	1,184	8.7
Provision for income taxes	3,186	4.8	3,212	4.7	(26)	(0.8)
Net income	$11,626	17.7%	$10,416	15.3%	$1,210	11.6%

	Six Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$70,272	56.9%	$78,520	60.1%	$(8,248)	(10.5)%
Services	53,236	43.1	52,125	39.9	1,111	2.1
Total revenue	123,508	100.0	130,645	100.0	(7,137)	(5.5)
Cost of revenue:
Products	15,519	12.6	18,151	13.9	(2,632)	(14.5)
Services	8,160	6.6	8,173	6.3	(13)	(0.2)
Total cost of revenue	23,679	19.2	26,324	20.1	(2,645)	(10.0)
Gross profit	99,829	80.8	104,321	79.9	(4,492)	(4.3)
Operating expenses:
Sales and marketing	43,202	35.0	44,555	34.1	(1,353)	(3.0)
Research and development	25,630	20.8	27,122	20.8	(1,492)	(5.5)
General and administrative	12,564	10.2	11,499	8.7	1,065	9.3
Total operating expenses	81,396	65.9	83,176	63.7	(1,780)	(2.1)
Income from operations	18,433	14.9	21,145	16.2	(2,712)	(12.8)
Non-operating income (expense), net:
Interest income	1,635	1.3	304	0.2	1,331	437.8
Other income (expense), net	(334)	(0.3)	(332)	(0.3)	(2)	0.6
Non-operating income (expense), net	1,301	1.1	(28)	—	1,329	(4,746.4)
Income before provision for (benefit from) income taxes	19,734	16.0	21,117	16.2	(1,383)	(6.5)
Provision for (benefit from) income taxes	4,150	3.4	4,352	3.3	(202)	(4.6)
Net income	$15,584	12.6%	$16,765	12.8%	$(1,181)	(7.0)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$39,090	59%	$41,475	61%	$(2,385)	(6)%
Services	26,727	41	26,498	39	229	1
Total revenue	$65,817	100%	$67,973	100%	$(2,156)	(3)%
Revenue by geographic region:
Americas	$36,921	56%	$38,553	57%	$(1,632)	(4)%
United States	31,840	48%	33,756	50%	(1,916)	(6)%
Americas-other	5,081	8%	4,797	7%	284	6%
APJ	21,982	33%	21,614	32%	368	2%
APAC	9,606	15%	7,964	12%	1,642	21%
Japan	12,376	19%	13,650	20%	(1,274)	(9)%
EMEA	6,914	11%	7,806	11%	(892)	(11)
Total revenue	$65,817	100%	$67,973	100%	$(2,156)	(3)%

	Six Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$70,272	57%	$78,520	60%	$(8,248)	(11)%
Services	53,236	43	52,125	40	1,111	2
Total revenue	$123,508	100%	$130,645	100%	$(7,137)	(5)%
Revenue by geographic region:
Americas	$66,877	54%	$71,511	55%	$(4,634)	(6)%
United States	55,961	45%	62,930	48%	(6,969)	(11)%
Americas-other	10,916	9%	8,581	7%	2,335	27%
APJ	37,742	31%	39,403	30%	(1,661)	(4)%
APAC	15,037	12%	14,213	11%	824	6%
Japan	22,705	18%	25,190	19%	(2,485)	(10)%
EMEA	18,889	15%	19,731	15%	(842)	(4)
Total revenue	$123,508	100%	$130,645	100%	$(7,137)	(5)%

Three Months Ended June 30, 2023 and 2022

Total revenue decreased $2.2 million, or 3%, during the three months ended June 30, 2023, compared to the same period of 2022. Changes in revenue were due primarily to (i) a $1.6 million decrease in the Americas region, comprised of a decrease in the United States of $1.9 million and an increase in Americas-other of $0.3 million, (ii) a $0.4 million increase in the APJ region, comprised of an increase in APAC of $1.6 million and a decrease in Japan of $1.3 million and (iii) a $0.9 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $2.3 million decrease in revenue from enterprise customers, partially offset by a $0.1 million increase in revenue from service provider customers during the three months ended June 30, 2023 compared to the same period of 2022.

Products revenue decreased $2.4 million, or 6%, during the three months ended June 30, 2023 compared to the same period of 2022, as a result of a decrease in demand from our enterprise customers in the Americas regions.

Services revenue increased $0.2 million, or 1%, during the three months ended June 30, 2023, compared to the same periods of 2022, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas region.

During the three months ended June 30, 2023, $36.9 million, or 56% of total revenue, was generated from the Americas region, which represents a 4% decrease in revenue compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the three months ended June 30, 2023, $22.0 million, or 33% of total revenue, was generated from the APJ region, which represents an 2% increase compared to the same period of 2022. The increase was primarily due to higher products revenue due to an increase in demand from our service provider customers.

During the three months ended June 30, 2023, $6.9 million, or 11% of total revenue, was generated from the EMEA region, which represents a 11% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

Six Months Ended June 30, 2023 and 2022

Total revenue decreased $7.1 million, or 5%, during the six months ended June 30, 2023, compared to the same period of 2022. Changes in revenue were due primarily to (i) a $4.6 million decrease in the Americas region, comprised of a decrease in the United States of $6.9 million and an increase in Americas-other of $2.3 million, (ii) a $1.7 million decrease in the APJ region, comprised of a decrease in Japan of $2.5 million and an increase in APAC of $0.8 million and (iii) a $0.8 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $8.1 million decrease in revenue from service provider customers, partially offset by a $0.9 million increase in revenue from enterprise customers during the six months ended June 30, 2023 compared to the same period of 2022.

Products revenue decreased $8.2 million, or 11%, during the six months ended June 30, 2023 compared to the same period of 2022, as a result of a decrease in demand from our service provider customers in the Americas regions.

Services revenue increased $1.1 million, or 2%, during the six months ended June 30, 2023, compared to the same periods of 2022, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas region.

During the six months ended June 30, 2023, $66.9 million, or 54% of total revenue, was generated from the Americas region, which represents a 6% decrease in revenue compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our enterprise customers.

During the six months ended June 30, 2023, $37.7 million, or 31% of total revenue, was generated from the APJ region, which represents an 4% decrease compared to the same period of 2022. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our enterprise customers.

During the six months ended June 30, 2023, $18.9 million, or 15% of total revenue, was generated from the EMEA region, which represents a 4% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$9,436	$9,518	$(82)	(0.9)%
Services	4,027	3,967	60	1.5
Total cost of revenue	$13,463	$13,485	$(22)	(0.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$15,519	$18,151	$(2,632)	(14.5)%
Services	8,160	8,173	(13)	(0.2)
Total cost of revenue	$23,679	$26,324	$(2,645)	(10.0)%

Products cost of revenue decreased 0.9% and 14.5% during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily due to a decrease in products revenue.

Services cost of revenue increased 1.5% and decreased 0.2% during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$29,654	75.9%	$31,957	77.1%	$(2,303)	(1.2)%
Services	22,700	84.9	22,531	85.0	169	(0.1)
Total gross profit	$52,354	79.5%	$54,488	80.2%	$(2,134)	(0.7)%

	Six Months Ended June 30,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$54,753	77.9%	$60,369	76.9%	$(5,616)	1.0%
Services	45,076	84.7	43,952	84.3	1,124	0.4
Total gross profit	$99,829	80.8%	$104,321	79.9%	$(4,492)	0.9%

Products gross margin decreased 1.2% during the three months ended June 30, 2023 compared to the same period of 2022, primarily due to a decrease in products revenue. Products gross margin increased 1.0% during the six months ended June 30, 2023 compared to the same period of 2022, primarily due to the Company’s cost savings efforts.

Services gross margin decreased 0.1% and increased 0.4% during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$20,868	$21,773	$(905)	(4.2)%
Research and development	13,965	14,235	(270)	(1.9)
General and administrative	5,255	5,337	(82)	(1.5)
Total operating expenses	$40,088	$41,345	$(1,257)	(3.0)%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$43,202	$44,555	$(1,353)	(3.0)%
Research and development	25,630	27,122	(1,492)	(5.5)
General and administrative	12,564	11,499	1,065	9.3
Total operating expenses	$81,396	$83,176	$(1,780)	(2.1)%

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

Sales and marketing operating expenses decreased $0.9 million, or 4.2%, in the three months ended June 30, 2023, compared to the same period in 2022, and decreased $1.4 million, or 3.0%, in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in personnel costs.

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

Research and development operating expenses decreased $0.3 million, or 1.9%, in the three months ended June 30, 2023, compared to the same period in 2022, and decreased $1.5 million, or 5.5%, in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in personnel costs.

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

General and administrative operating expenses decreased $0.1 million, or 1.5%, in the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in contractor costs. General and administrative operating expenses increased $1.1 million, or 9.3%, in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in personnel costs due to an increase in headcount.

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

Non-operating income (expense), net, had a favorable change of $2.1 million for the three months ended June 30, 2023, compared to the same period of 2022, and had a favorable change of $1.3 million for the six months ended June 30, 2023, compared to the same period of 2022. The favorable change for the three and six months ended June 30, 2023 was primarily driven by a favorable change in foreign exchange gains and losses. Foreign currency exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income increased $0.5 million for the three months ended June 30, 2023, compared to the same period of 2022, and increased $1.3 million for the six months ended June 30, 2023, compared to the same period of 2022.

Provision for Income Taxes

We recorded an income tax provision of $3.2 million for both of the three months ended June 30, 2023 and 2022, respectively, and we recorded an income tax provision of $4.2 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. Our income tax provision for the three and six months ended June 30, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $111.2 million, including $3.3 million held outside the United States in our foreign subsidiaries, and $42.7 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2023, we had working capital of $149.4 million, accumulated deficit of $114.9 million and total stockholders’ equity of $192.9 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On October 28, 2021, the Company announced its Board of Directors authorized a stock repurchase program of up to $100 million of its common stock over a period of twelve months (the “2021 Program”). During the three months ended June 30, 2022, the Company repurchased 247.9 thousand shares for a total cost of $3.4 million under the 2021 Program. During the six months ended June 30, 2022, the company repurchased 2.4 million shares for a total cost of $31.8 million. This repurchase program was active for twelve months and expired in the second half of 2022.

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program (the “2022 Program”) of up to $50 million of its common stock over a period of twelve months. During the three and six months ended June 30, 2023, the Company repurchased 0.4 million shares for a total cost of $6.2 million. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three months ended June 30, 2022, the Company paid a cash dividend of $0.05 per share outstanding, for a total of $3.8 million as a return of capital. In the three months ended June 30, 2023, the Company paid a cash dividend of $0.06 per share outstanding, for a total of $4.4 million as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on September 1, 2023 to stockholders of record on August 15, 2023 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$18,722	$24,740
Investing activities	37,039	17,028
Financing activities	(12,551)	(36,451)
Net increase in cash and cash equivalents	$43,210	$5,317

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

During the six months ended June 30, 2023, cash provided by operating activities was $18.7 million, consisting of net income of $15.6 million and non-cash charges of $11.3 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $8.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $4.3 million and stock-based compensation expense of $7.2 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $17.1 million, inventory of $1.7 million and accounts payable of $1.5 million, partially offset by cash inflows from changes in prepaid expense and other assets of $3.8 million, accounts receivable of $3.7 million and deferred revenue of $4.6 million.

The unfavorable change in accrued liabilities was attributed to cash bonus and commission accruals. The unfavorable change in inventory was attributable to product shipments made in the six months ended June 30, 2023. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in prepaid expenses and other assets was primarily due to the release and return of a security deposit. The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in deferred revenue was attributable to the timing of service contract bookings.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $37.0 million, consisting of sales and maturities of marketable securities of $86.8 million, partially offset by purchases of marketable securities of $44.7 million and property and equipment of $5.1 million.

During the six months ended June 30, 2022, cash provided by investing activities was $17.0 million, consisting of maturities of marketable securities of $39.1 million, partially offset by purchases of marketable securities of $21.6 million and property and equipment of $5.0 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, cash used in financing activities was $12.6 million and primarily consisting of $8.9 million used for cash dividend payments and $6.2 million used for the repurchase of common stock, partially offset by $2.6 million of proceeds from common stock issued under the Company’s equity plans.

During the six months ended June 30, 2022, cash used in financing activities was $38.2 million and primarily consisting of $31.8 million of cash used to repurchase stock under the Company’s stock repurchase program and $7.7 million used for cash dividend payments.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $19.2 million as of June 30, 2023. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $7.2 million of tax liabilities related to uncertain tax positions as of June 30, 2023. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

We recorded $2.2 million and $0.4 million of net foreign exchange gains during the three months ended June 30, 2023 and 2022, respectively, and we recorded $0.1 million and $0.2 million of net foreign exchange losses during the six months ended June 30, 2023, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of June 30, 2023, our investment portfolio included marketable securities with an aggregate amortized cost basis of $42.8 million and a fair value of $42.7 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2023 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2023	50 BPS	100 BPS	150 BPS
Marketable securities	$43,222	$43,058	$42,894	42,730	$42,566	$42,402	$42,238

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Share repurchase activity during the three months ended June 30, 2023 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023	282	$14.54	282	$45,899

May 1 - 31, 2023	155	$13.78	155	$43,770

June 1 - 30, 2023	—	$—	—	$43,770

Total	437			$43,770

(1) The $43,770 thousand in the table above represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2022. The Company’s active stock repurchase program (the “2022 Program”) does not obligate it to acquire any specific number of shares. Under the 2022 Program, shares may be repurchased in privately negotiated and/or open market transactions.

ITEM 5. OTHER INFORMATION

Trading Plans

On June 12, 2023, Dhrupad Trivedi, the Company's President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 60,606 shares of Company common stock between November 7, 2023 and November 9, 2023, subject to certain conditions.

On June 30, 2023 , Dhrupad Trivedi’s trading plan, dated November 10, 2022, intended to satisfy Rule 10b5-1(c) to sell up to 60,606 shares of Company common stock between February 14, 2023 and June 6, 2023, subject to certain conditions, terminated by its terms, under which no shares were ultimately sold.

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
Date: August 1, 2023

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2023

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)