Form 10-Q
period 2023-09-30
A10 Networks, Inc.
filed 2023-11-07
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 2, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 74,138,224.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$104,152	$67,971
Marketable securities	64,889	83,018
Accounts receivable, net of allowances of $197 and $32, respectively	59,070	72,928
Inventory	23,561	19,693
Prepaid expenses and other current assets	12,959	13,381
Total current assets	264,631	256,991
Property and equipment, net	26,054	19,743
Goodwill	1,307	1,307
Deferred tax assets, net	61,088	63,183
Other non-current assets	24,762	27,881
Total assets	$377,842	$369,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,214	$6,725
Accrued liabilities	23,577	37,183
Deferred revenue	79,540	74,340
Total current liabilities	111,331	118,248
Deferred revenue, non-current	56,174	52,652
Other non-current liabilities	13,415	17,193
Total liabilities	180,920	188,093
Commitments and contingencies (Note 2 and Note 5)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 88,739 and 87,123 shares issued and 74,750 and 73,738 shares outstanding, respectively	1	1
Treasury stock, at cost: 13,989 and 13,384 shares, respectively	(143,606)	(134,934)
Additional paid-in-capital	481,765	466,927
Dividends paid	(33,171)	(19,802)
Accumulated other comprehensive income (loss)	334	(726)
Accumulated deficit	(108,401)	(130,454)
Total stockholders' equity	196,922	181,012
Total liabilities and stockholders' equity	$377,842	$369,105
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$30,260	$45,104	$100,532	$123,624
Services	27,515	26,955	80,751	79,080
Total revenue	57,775	72,059	181,283	202,704
Cost of revenue:
Products	6,815	10,191	22,334	28,342
Services	4,194	4,574	12,354	12,747
Total cost of revenue	11,009	14,765	34,688	41,089
Gross profit	46,766	57,294	146,595	161,615
Operating expenses:
Sales and marketing	21,324	21,605	64,526	66,159
Research and development	17,620	14,360	43,250	41,483
General and administrative	5,613	5,661	18,177	17,160
Total operating expenses	44,557	41,626	125,953	124,802
Income from operations	2,209	15,668	20,642	36,813
Non-operating income (expense), net:
Interest income	1,766	432	3,401	736
Other income (expense), net	987	(871)	653	(1,204)
Non-operating income (expense), net	2,753	(439)	4,054	(468)
Income before provision for income taxes	4,962	15,229	24,696	36,345
Income tax provision (benefit)	(1,507)	3,116	2,643	7,467
Net income	$6,469	$12,113	$22,053	$28,878
Net income per share:
Basic	$0.09	$0.16	$0.30	$0.38
Diluted	$0.09	$0.16	$0.29	$0.37
Weighted-average shares used in computing net income per share:
Basic	74,526	75,881	74,184	76,191
Diluted	75,807	77,679	75,639	78,454

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$6,469	$12,113	$22,053	$28,878
Other comprehensive income (expense), net of tax:
Realized loss reclassified to earnings	—	—	(265)	—
Unrealized gain (loss) on marketable securities	(177)	(135)	1,208	(1,112)
Unrealized gain (loss) on cash flow hedge	(31)	—	117	—
Comprehensive income	$6,261	$11,978	$23,113	$27,766

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock issued and outstanding
Beginning balance	74,083	75,962	73,738	77,423
Common stock issued under employee equity incentive plans	835	1,164	1,616	2,073
Repurchase of common stock	(168)	(3,720)	(604)	(6,090)
Ending balance	74,750	73,406	74,750	73,406

Stockholders' equity
Beginning balance	$192,939	$194,759	$181,012	$208,888
Common stock:
Beginning balance	$1	$1	$1	$1
Common stock issued under employee equity incentive plans	—	—	—	—
Ending balance	$1	$1	$1	$1

Treasury stock, at cost:
Beginning balance	$(141,164)	$(87,435)	$(134,934)	$(55,677)
Repurchase of common stock	(2,442)	(47,499)	(8,672)	(79,257)
Ending balance	$(143,606)	$(134,934)	$(143,606)	$(134,934)

Dividends paid:
Beginning balance	$(28,682)	$(11,543)	$(19,802)	$(3,880)
Payments for dividends	(4,489)	(3,849)	(13,369)	(11,512)
Ending balance	$(33,171)	$(15,392)	$(33,171)	$(15,392)

Additional paid-in capital:
Beginning balance	$477,111	$455,539	$466,927	$446,035
Common stock issued under employee equity incentive plans	437	1,691	2,996	4,662
Stock-based compensation	4,217	3,654	11,842	10,187
Ending balance	$481,765	$460,884	$481,765	$460,884

Accumulated other comprehensive income (loss):
Beginning balance	$542	$(1,206)	$(726)	$(229)
Realized loss reclassified to earnings	—	—	(265)	—
Unrealized gain (loss) on marketable securities, net of tax	(177)	(135)	1,208	(1,112)
Unrealized gain (loss) on cash flow hedge, net of tax	(31)	—	117	—
Ending balance	$334	$(1,341)	$334	$(1,341)

Accumulated deficit:
Beginning balance	$(114,870)	$(160,597)	$(130,454)	$(177,362)
Net income	6,469	12,113	22,053	28,878
Ending balance	$(108,401)	$(148,484)	$(108,401)	$(148,484)

Total stockholders' equity	$196,922	$160,734	$196,922	$160,734
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$22,053	$28,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,845	5,539
Stock-based compensation	11,180	9,818
Other non-cash items	774	49
Changes in operating assets and liabilities:
Accounts receivable	14,056	(11,090)
Inventory	(5,313)	530
Prepaid expenses and other assets	2,033	(2,574)
Accounts payable	(1,183)	(914)
Accrued liabilities	(17,384)	4,001
Deferred revenue	8,722	4,536
Net cash provided by operating activities	41,783	38,773
Cash flows from investing activities:
Proceeds from sales of marketable securities	42,252	6,252
Proceeds from maturities of marketable securities	54,007	48,248
Purchases of marketable securities	(75,064)	(45,699)
Purchases of property and equipment	(7,752)	(8,261)
Net cash provided by investing activities	13,443	540
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	2,996	4,662
Repurchase of common stock	(8,672)	(79,257)
Payments for dividends	(13,369)	(11,512)
Net cash used in financing activities	(19,045)	(86,107)
Net increase (decrease) in cash and cash equivalents	36,181	(46,794)
Cash and cash equivalents—beginning of period	67,971	78,925
Cash and cash equivalents—end of period	$104,152	$32,131

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$1,445	$642
Purchases of property and equipment included in accounts payable	$2,672	$108

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2023, we have sold our products to more than 8,290 end-customers worldwide since our inception.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2022 Annual Report filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. Our cash, cash equivalents and marketable securities are held and invested in high credit quality financial instruments by recognized financial institutions and are subject to minimum credit risk.

Our accounts receivables are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk in respect to accounts receivable by performing periodic credit evaluations based on a number of factors, including past transaction experience, evaluation of credit history and review of the invoicing terms of the contract. We generally do not require our customers to provide collateral to support accounts receivable.

Significant customers, including distribution channel partners and direct customers (end-customers), are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date.

Revenues from our significant customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2023	2022	2023	2022
Customer A (an end-customer)	*	10%	15%	10%
Customer B (an end-customer)	*	*	*	13%
* represents less than 10% of total revenue

As of September 30, 2023, two customers accounted for 11% and 10%, respectively, of our total gross accounts receivable. As of December 31, 2022, two customers accounted for 21% each of our total gross accounts receivable.

Recently Adopted Accounting Pronouncements

The Company’s recently adopted accounting pronouncements are disclosed in Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II – Item 8 of the 2022 Annual Report. The Company has not adopted any accounting pronouncements during the three and nine months ended September 30, 2023.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2023 (in thousands):

As of September 30, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$17,589
Total right-of-use assets	$17,589

Lease liabilities:
Accrued liabilities	$4,898
Other non-current liabilities	13,063
Total operating lease liabilities	$17,961

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$1,347
2024	5,421
2025	4,948
2026	4,892
2027	2,441
Thereafter	—
Total lease payments	19,049
Less: imputed interest	(1,088)
Present value of lease liabilities	$17,961

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$1,087	$1,085	$3,291	$3,248
Short-term lease costs	129	126	378	417
Total lease costs	$1,216	$1,211	$3,669	$3,665

Average lease terms and discount rates for the Company’s operating leases were as follows:

Three Months Ended September 30, 2023
Weighted-average remaining term (years)	3.61
Weighted-average discount rate	3.19%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Three Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,972
Right-of-use assets obtained in exchange for new lease liabilities	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$36,782	$9	$(74)	$36,717	$35,137	$—	$(550)	$34,587
U.S. Treasury and agency securities	27,257	1	(70)	27,188	28,627	—	(292)	28,335
Commercial paper	950	34	—	984	11,859	—	—	11,859
Asset-backed securities	—	—	—	—	8,331	—	(94)	8,237
Total	$64,989	$44	$(144)	$64,889	$83,954	$—	$(936)	$83,018

During the nine months ended September 30, 2023, we reclassified $0.3 million of expense to earnings from accumulated other comprehensive income (loss) related to unrealized losses. During the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2022, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of marketable securities based on stated effective maturities as of September 30, 2023 (in thousands):

As of September 30, 2023	Amortized Cost	Fair Value
Mature in less than 1 year	$63,089	$63,003
Mature in 1 - 3 years	1,900	1,886
Total	$64,989	$64,889

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,829	$(74)	$—	$—	$33,829	$(74)
U.S. Treasury and agency securities	14,662	(70)	—	—	14,662	(70)
	$48,491	$(144)	$—	$—	$48,491	$(144)

Marketable securities in an unrealized loss position as of December 31, 2022 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$7,610	$(162)	$26,977	$(388)	$34,587	$(550)
U.S. Treasury and agency securities	14,868	(45)	11,567	(247)	26,435	(292)
Asset-backed securities	8,237	(94)	—	—	8,237	(94)
	$30,715	$(301)	$38,544	$(635)	$69,259	$(936)

Based on evaluation of marketable securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2023 and 2022.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$61,782	$—	$—	$61,782	$54,336	$—	$—	$54,336
Cash equivalents	42,370	—	—	42,370	13,635	—	—	13,635
Corporate debt securities	—	36,717	—	36,717	—	34,587	—	34,587
U.S. Treasury and agency securities	—	27,188	—	27,188	—	28,335	—	28,335
Commercial paper	—	984	—	984	—	11,859	—	11,859
Asset-backed securities	—	—	—	—	—	8,237	—	8,237
Total	$104,152	$64,889	$—	$169,041	$67,971	$83,018	$—	$150,989

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2023 and 2022.

4. Condensed Consolidated Financial Statement Details

Inventory

Inventory consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022

Raw materials	$14,401	$12,771
Finished goods	9,160	6,922
Total inventory	$23,561	$19,693

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022

Prepaid expenses	$5,176	$5,310
Deferred contract acquisition costs	6,198	6,144
Other	1,585	1,927
Total prepaid expenses and other current assets	$12,959	$13,381

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of September 30, 2023	As of December 31, 2022
	(in years)
Equipment	1 - 5	$30,739	$27,028
Software(1)	1 - 6	2,981	2,537
Furniture and fixtures	1 - 7	500	503
Leasehold improvements	Lease term	3,233	3,267
Construction in process		13,110	9,152
Property and equipment, gross		50,563	42,487
Less: accumulated depreciation		(24,509)	(22,744)
Property and equipment, net		$26,054	$19,743

(1) Acquired software has a useful life of 1 to 3 years, while internally developed software to be sold, leased or marketed has a useful life of 6 years. Acquired software totaled $1.8 million and internally developed software totaled $1.2 million as of September 30, 2023. Acquired software totaled $1.1 million and internally developed software totaled $1.4 million as of December 31, 2022.

Construction in process primarily consists of deferred software development costs related to several projects that are expected to take longer than one year to complete. The first of these projects was available for release to customers in the fourth quarter of 2022. In the three months ended September 30, 2023, the Company recorded impairment expense of $3.0 million related to a long-term project that incurred delays and cost overruns. Fair value was determined using the present value of future revenue projections. Impairment expense was recorded to operating expense in the research and development function on the Company’s condensed consolidated statement of operations.

Depreciation expense on property and equipment was $1.4 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and was $3.3 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022

Accrued compensation and benefits	$8,138	$19,832
Accrued tax liabilities	918	1,635
Lease liabilities	4,898	4,792
Other	9,623	10,924
Total accrued liabilities	$23,577	$37,183

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022

Deferred revenue:
Products	$12,999	$7,782
Services	122,715	119,210
Total deferred revenue	135,714	126,992
Less: current portion	(79,540)	(74,340)
Non-current portion	$56,174	$52,652

5. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2023.

Rent expense was $1.2 million for both of the three months ended September 30, 2023 and 2022, and was $3.7 million for both of the nine months ended September 30, 2023 and 2022.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $18.2 million as of September 30, 2023.

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

On April 26, 2023, the Company’s stockholders approved the A10 Networks, Inc. 2023 Stock Incentive Plan (the “2023 Plan”), which was approved by the Company’s Board of Directors on March 10, 2023. The 2023 Plan replaced the 2014 Plan and no further grants were made under the 2014 Plan after March 29, 2023. The 2023 Plan provides for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors.

The shares authorized for issuance under the 2023 Plan is (x) 5,600,000 shares of common stock (the “Initial Reserve”), plus (y) the sum of any outstanding stock awards granted under the 2014 Plan that following March 29, 2023 which are either (i) not issued because such award or portion thereof is forfeited or terminated for any reason before being exercised or settled or (ii) subject to vesting restrictions and are subsequently forfeited, up to a maximum of 3,475,099 shares (the “2014 Returning Shares”). As of September 30, 2023, we had 4,724,521 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of September 30, 2023, the Company had 968,943 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation by type of award:
Stock awards	$3,701	$3,168	$10,349	$8,803
Employee stock purchase rights	265	337	831	1,015
	$3,966	$3,505	$11,180	$9,818

Stock-based compensation by category of expense:
Cost of revenue	$446	$434	$1,262	$1,155
Sales and marketing	1,248	1,193	3,305	3,335
Research and development	896	826	2,533	2,455
General and administrative	1,376	1,052	4,080	2,873
	$3,966	$3,505	$11,180	$9,818

As of September 30, 2023, the Company had $36.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.72 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	279	$6.59
Exercised	(162)	7.31
Outstanding as of September 30, 2023	117	5.59	1.09	$1,103
Vested and exercisable as of September 30, 2023	117	$5.59	1.09	$1,103

As of September 30, 2023, the aggregate intrinsic value represents the excess of the closing price of our common stock of $15.03 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.3 million and $2.8 million during the three months ended September 30, 2023 and 2022, respectively and was $1.2 million and was $4.5 million during the nine months ended September 30, 2023 and 2022, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2023, there were 2,546,588 RSUs and 754,442 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2022	3,218	$11.14
Granted	1,568	14.09
Released	(1,311)	9.80
Canceled	(174)	12.43
Nonvested as of September 30, 2023	3,301	$13.00	1.97	$49,614

The aggregate fair value of stock awards released was $8.4 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and was $12.8 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). Through September 30, 2023, 605 thousand shares had been repurchased under the 2022 Program for a total cost of $8.7 million. This repurchase program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”).

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net income per share
Numerator:
Net income	$6,469	$12,113	$22,053	$28,878
Denominator:
Weighted-average shares outstanding - basic	74,526	75,881	74,184	76,191
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,281	1,798	1,455	2,263
Weighted-average shares outstanding - diluted	75,807	77,679	75,639	78,454
Net income per share:
Basic	$0.09	$0.16	$0.30	$0.38
Diluted	$0.09	$0.16	$0.29	$0.37

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options, restricted stock units and employee stock purchase rights	1	4	33	84

8. Income Taxes

We recorded an income tax benefit of $1.5 million and an income tax provision of $3.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s income tax benefit in the three months ended September 30, 2023 was primarily related to a foreign-derived intangible income deduction. We recorded income tax provisions of $2.6 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax expense for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

We had $7.3 million of unrecognized tax benefits as of September 30, 2023. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$25,818	$35,995	$92,695	$107,506
United States	23,777	29,219	79,738	92,149
Americas-other	2,041	6,776	12,957	15,357
APJ	21,196	24,860	58,938	64,263
APAC	6,964	9,487	22,001	23,700
Japan	14,232	15,373	36,937	40,563
EMEA	10,761	11,204	29,650	30,935
Total revenue	$57,775	$72,059	$181,283	$202,704

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of September 30, 2023	As of December 31, 2022
Americas	$40,997	$37,420
Japan	1,300	1,852
Other	1,346	1,668
Total	$43,643	$40,940

10. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accounts receivable, net	$59,070	$72,928
Deferred revenue, current	79,540	74,340
Deferred revenue, non-current	56,174	52,652

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2023 and December 31, 2022.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $25.8 million and $20.3 million during the three months ended September 30, 2023 and 2022, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $60.0 million and $59.5 million during the nine months ended September 30, 2023 and 2022, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of September 30, 2023, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.3 million, respectively. As of December 31, 2022, the current and non-current portions of deferred contract acquisition costs were $6.1 million and $4.3 million, respectively. Related amortization expense was $2.0 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and was $4.6 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2023 and 2022.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of September 30, 2023

Within 1 year	$79,540
Next 2 to 3 years	46,488
Thereafter	9,686
Total	$135,714

11. Subsequent Events

On November 7, 2023, the Company announced its Board of Directors declared a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on December 1, 2023 to stockholders of record on November 17, 2023 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Also on November 7, 2023, the Company announced its Board of Directors authorized a new $50 million share repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock during the next 12 months. Under the share repurchase program, the Company is authorized to repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly. As of September 30, 2023, we have sold our products to more than 8,290 customers worldwide since our inception.

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

During the three months ended September 30, 2023, (i) 45% of our total revenue was generated from the Americas region, of which 41% was generated from the United States, (ii) 37% from the APJ region, of which 25% was generated from Japan, and (iii) 19% from the EMEA region. During the three months ended September 30, 2022, (i) 50% of our total revenue was generated from the Americas region, of which 41% was generated from the United States, (ii) 34% from the APJ region, of which 21% was generated from Japan, and (iii) 16% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 50% and 38% of our total revenue during the three months ended September 30, 2023 and 2022, respectively, and our service provider customers accounted for 50% and 62% of our total revenue during the three months ended September 30, 2023 and 2022, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 29% and 36% of our total revenue for the three months ended September 30, 2023 and 2022, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2023, we had $104.2 million of cash and cash equivalents and $64.9 million of marketable securities. Cash provided by operating activities was $41.8 million during the nine months ended September 30, 2023, compared to $38.8 million in the same period of 2022.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,260	52.4%	$45,104	62.6%	$(14,844)	(32.9)%
Services	27,515	47.6	26,955	37.4	560	2.1
Total revenue	57,775	100.0	72,059	100.0	(14,284)	(19.8)
Cost of revenue:
Products	6,815	11.8	10,191	14.1	(3,376)	(33.1)
Services	4,194	7.3	4,574	6.3	(380)	(8.3)
Total cost of revenue	11,009	19.1	14,765	20.5	(3,756)	(25.4)
Gross profit	46,766	80.9	57,294	79.5	(10,528)	(18.4)
Operating expenses:
Sales and marketing	21,324	36.9	21,605	30.0	(281)	(1.3)
Research and development	17,620	30.5	14,360	19.9	3,260	22.7
General and administrative	5,613	9.7	5,661	7.9	(48)	(0.8)
Total operating expenses	44,557	77.1	41,626	57.8	2,931	7.0
Income from operations	2,209	3.8	15,668	21.7	(13,459)	(85.9)
Non-operating income (expense), net:
Interest income	1,766	3.1	432	0.6	1,334	308.8
Other income (expense), net	987	1.7	(871)	(1.2)	1,858	(213.3)
Non-operating income (expense), net	2,753	4.8	(439)	(0.6)	3,192	(727.1)
Income before provision for (benefit from) income taxes	4,962	8.6	15,229	21.1	(10,267)	(67.4)
Income tax provision (benefit)	(1,507)	(2.6)	3,116	4.3	(4,623)	(148.4)
Net income	$6,469	11.2%	$12,113	16.8%	$(5,644)	(46.6)%

	Nine Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$100,532	55.5%	$123,624	61.0%	$(23,092)	(18.7)%
Services	80,751	44.5	79,080	39.0	1,671	2.1
Total revenue	181,283	100.0	202,704	100.0	(21,421)	(10.6)
Cost of revenue:
Products	22,334	12.3	28,342	14.0	(6,008)	(21.2)
Services	12,354	6.8	12,747	6.3	(393)	(3.1)
Total cost of revenue	34,688	19.1	41,089	20.3	(6,401)	(15.6)
Gross profit	146,595	80.9	161,615	79.7	(15,020)	(9.3)
Operating expenses:
Sales and marketing	64,526	35.6	66,159	32.6	(1,633)	(2.5)
Research and development	43,250	23.9	41,483	20.5	1,767	4.3
General and administrative	18,177	10.0	17,160	8.5	1,017	5.9
Total operating expenses	125,953	69.5	124,802	61.6	1,151	0.9
Income from operations	20,642	11.4	36,813	18.2	(16,171)	(43.9)
Non-operating income (expense), net:
Interest income	3,401	1.9	736	0.4	2,665	362.1
Other income (expense), net	653	0.4	(1,204)	(0.6)	1,857	(154.2)
Non-operating income (expense), net	4,054	2.2	(468)	(0.2)	4,522	(966.2)
Income before provision for (benefit from) income taxes	24,696	13.6	36,345	17.9	(11,649)	(32.1)
Provision for (benefit from) income taxes	2,643	1.5	7,467	3.7	(4,824)	(64.6)
Net income	$22,053	12.2%	$28,878	14.2%	$(6,825)	(23.6)%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$30,260	52%	$45,104	63%	$(14,844)	(33)%
Services	27,515	48	26,955	37	560	2%
Total revenue	$57,775	100%	$72,059	100%	$(14,284)	(20)%
Revenue by geographic region:
Americas	$25,818	45%	$35,995	50%	$(10,177)	(28)%
United States	23,777	41%	29,219	41%	(5,442)	(19)%
Americas-other	2,041	4%	6,776	9%	(4,735)	(70)%
APJ	21,196	37%	24,860	34%	(3,664)	(15)%
APAC	6,964	12%	9,487	13%	(2,523)	(27)%
Japan	14,232	25%	15,373	21%	(1,141)	(7)%
EMEA	10,761	18%	11,204	16%	(443)	(4)%
Total revenue	$57,775	100%	$72,059	100%	$(14,284)	(20)%

	Nine Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$100,532	55%	$123,624	61%	$(23,092)	(19)%
Services	80,751	45	79,080	39	1,671	2%
Total revenue	$181,283	100%	$202,704	100%	$(21,421)	(11)%
Revenue by geographic region:
Americas	$92,695	51%	$107,506	53%	$(14,811)	(14)%
United States	79,738	44%	92,149	45%	(12,411)	(13)%
Americas-other	12,957	7%	15,357	8%	(2,400)	(16)%
APJ	58,938	33%	64,263	32%	(5,325)	(8)%
APAC	22,001	12%	23,700	12%	(1,699)	(7)%
Japan	36,937	20%	40,563	20%	(3,626)	(9)%
EMEA	29,650	16%	30,935	15%	(1,285)	(4)%
Total revenue	$181,283	100%	$202,704	100%	$(21,421)	(11)%

Three Months Ended September 30, 2023 and 2022

Total revenue decreased $14.3 million, or 20%, during the three months ended September 30, 2023, compared to the same period of 2022. Changes in revenue were due primarily to (i) a $10.2 million decrease in the Americas region, comprised of a decrease in the United States of $5.4 million and a decrease in Americas-other of $4.7 million, (ii) a $3.7 million decrease in the APJ region, comprised of a decrease in APAC of $2.5 million and a decrease in Japan of $1.1 million and (iii) a $0.4 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $16.2 million decrease in revenue from service provider customers, partially offset by a $1.9 million increase in revenue from enterprise customers during the three months ended September 30, 2023 compared to the same period of 2022.

Products revenue decreased $14.8 million, or 33%, during the three months ended September 30, 2023 compared to the same period of 2022, as a result of a decrease in demand from our service provider customers worldwide, but primarily in the Americas regions.

Services revenue increased $0.6 million, or 2%, during the three months ended September 30, 2023, compared to the same periods of 2022, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas region.

During the three months ended September 30, 2023, $25.8 million, or 45% of total revenue, was generated from the Americas region, which represents a 28% decrease in revenue compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the three months ended September 30, 2023, $21.2 million, or 37% of total revenue, was generated from the APJ region, which represents a 2% decrease compared to the same period of 2022. The increase was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the three months ended September 30, 2023, $10.8 million, or 18% of total revenue, was generated from the EMEA region, which represents a 4% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

Nine Months Ended September 30, 2023 and 2022

Total revenue decreased $21.4 million, or 11%, during the nine months ended September 30, 2023, compared to the same period of 2022. Changes in revenue were due primarily to (i) a $14.8 million decrease in the Americas region, comprised of a decrease in the United States of $12.4 million and a decrease in Americas-other of $2.4 million, (ii) a $5.3 million decrease in the APJ region, comprised of a decrease in APAC of $1.7 million and a decrease in Japan of $3.6 million and (iii) a $1.3 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $24.3 million decrease in revenue from service provider customers, partially offset by a $2.9 million increase in revenue from enterprise customers during the nine months ended September 30, 2023 compared to the same period of 2022.

Products revenue decreased $23.1 million, or 19%, during the nine months ended September 30, 2023 compared to the same period of 2022, primarily attributable to a decrease in demand from our service provider customers in the Americas regions.

Services revenue increased $1.7 million, or 2%, during the nine months ended September 30, 2023, compared to the same periods of 2022, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in our Americas region.

During the nine months ended September 30, 2023, $92.7 million, or 51% of total revenue, was generated from the Americas region, which represents a 14% decrease in revenue compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the nine months ended September 30, 2023, $58.9 million, or 33% of total revenue, was generated from the APJ region, which represents an 8% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the nine months ended September 30, 2023, $29.7 million, or 16% of total revenue, was generated from the EMEA region, which represents a 4% decrease compared to the same period of 2022. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$6,815	$10,191	$(3,376)	(33.1)%
Services	4,194	4,574	(380)	(8.3)
Total cost of revenue	$11,009	$14,765	$(3,756)	(25.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$22,334	$28,342	$(6,008)	(21.2)%
Services	12,354	12,747	(393)	(3.1)
Total cost of revenue	$34,688	$41,089	$(6,401)	(15.6)%

Products cost of revenue decreased 33.1% and 21.2% during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily driven by geographic mix and product mix.

Services cost of revenue decreased 8.3% and 3.1% during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$23,445	77.5%	$34,913	77.4%	$(11,468)	0.1%
Services	23,321	84.8	22,381	83.0	940	1.8
Total gross profit	$46,766	80.9%	$57,294	79.5%	$(10,528)	1.4%

	Nine Months Ended September 30,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$78,198	77.8%	$95,282	77.1%	$(17,084)	0.7%
Services	68,397	84.7	66,333	83.9	2,064	0.8
Total gross profit	$146,595	80.9%	$161,615	79.7%	$(15,020)	1.2%

Products gross margin increased 0.1% during the three months ended September 30, 2023 compared to the same period of 2022. Products gross margin increased 0.7% during the nine months ended September 30, 2023 compared to the same period of 2022, primarily driven by geographic mix and product mix.

Services gross margin increased 1.8% and increased 0.8% during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

In 2023 we undertook expense management initiatives resulting in reduced employee headcount, primarily in sales and marketing and research and development, and recorded corresponding severance expense of $2.4 million and $4.3 million in the three and nine months ended September 30, 2023, respectively.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$21,324	$21,605	$(281)	(1.3)%
Research and development	17,620	14,360	3,260	22.7
General and administrative	5,613	5,661	(48)	(0.8)
Total operating expenses	$44,557	$41,626	$2,931	7.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$64,526	$66,159	$(1,633)	(2.5)%
Research and development	43,250	41,483	1,767	4.3
General and administrative	18,177	17,160	1,017	5.9
Total operating expenses	$125,953	$124,802	$1,151	0.9%

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

Sales and marketing operating expenses decreased $0.3 million, or 1.3%, in the three months ended September 30, 2023, compared to the same period in 2022, and decreased $1.6 million, or 2.5%, in the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in personnel costs.

In 2023, we expect sales and marketing expenses to decrease slightly from 2022 levels as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Research and Development

Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses primarily consist of personnel costs, and, to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology infrastructure costs. We expense research and development costs as incurred. We also defer and capitalize software development costs related to several projects that are expected to take longer than one year to complete.

Research and development operating expenses increased $3.3 million, or 22.7%, in the three months ended September 30, 2023, compared to the same period in 2022, and increased $1.8 million, or 4.3%, in the nine months ended

September 30, 2023, compared to the same period in 2022, primarily due to an impairment of an internally developed software product.

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

General and administrative operating expenses decreased less than $0.1 million, or 0.8%, in the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in contractor costs. General and administrative operating expenses increased $1.0 million, or 5.9%, in the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase in personnel costs due to an increase in headcount.

In 2023, we expect general and administrative expenses to be about the same as compared to 2022 as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense), Net

Non-Operating income (expense), net, consists primarily of foreign currency exchange gains and losses, partially offset by interest income earned on our cash and cash equivalents and marketable securities.

Non-operating income (expense), net, had a favorable change of $3.2 million for the three months ended September 30, 2023, compared to the same period of 2022, and had a favorable change of $4.5 million for the nine months ended September 30, 2023, compared to the same period of 2022. The favorable change for the three and nine months ended September 30, 2023 was primarily driven by a favorable change in foreign exchange gains and losses. Foreign currency exchange gains and losses are primarily as a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income increased $1.3 million for the three months ended September 30, 2023, compared to the same period of 2022, and increased $2.7 million for the nine months ended September 30, 2023, compared to the same period of 2022.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $1.5 million and an income tax provision of $3.1 million for the three and nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax benefit in the three months ended September 30, 2023 was primarily related to a foreign-derived intangible income deduction. We recorded income tax provisions of $2.6 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax expense for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $104.2 million, including $3.0 million held outside the United States in our foreign subsidiaries, and $64.9 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2023, we had working capital of $153.3 million, accumulated deficit of $108.4 million and total stockholders’ equity of $196.9 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On November 1, 2022, the Company announced its Board of Directors authorized a new stock repurchase program (the “2022 Program”) of up to $50 million of its common stock over a period of twelve months. During the three months ended September 30, 2023, the Company repurchased 0.2 million shares for a total cost of $2.4 million. During the nine months ended September 30, 2023, the Company repurchased 604,752 shares for a total cost of $8.7 million. This repurchase program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”).

Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three months ended September 30, 2022, the Company paid a cash dividend of $0.05 per share outstanding, for a total of $3.8 million as a return of capital. In the three months ended September 30, 2023, the Company paid a cash dividend of $0.06 per share outstanding, for a total of $4.5 million as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on December 1, 2023 to stockholders of record on November 17, 2023 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$41,783	$38,773
Investing activities	13,443	540
Financing activities	(19,045)	(86,107)
Net increase (decrease) in cash and cash equivalents	$36,181	$(46,794)

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

During the nine months ended September 30, 2023, cash provided by operating activities was $41.8 million, consisting of net income of $22.1 million and non-cash charges of $18.8 million and an increase in cash resulting from the net change in operating assets and liabilities of $0.9 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $6.8 million and stock-based compensation expense of $11.2 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accrued receivable of $14.1 million, deferred revenue of $8.7 million and prepaid expenses and other assets of $2.0 million, partially offset by cash outflows from changes in accrued liabilities of $17.4 million, inventory of $5.3 million and accounts payable of $1.2 million.

The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in deferred revenue was attributed to the timing of service contract bookings. The favorable change in prepaid expenses and other assets was primarily due to the release and return of a security deposit. The unfavorable change in accrued liabilities was attributed to cash bonus and commission accruals. The unfavorable change in inventory was attributable to product shipments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash provided by investing activities was $13.4 million, consisting of sales and maturities of marketable securities of $96.3 million, partially offset by purchases of marketable securities of $75.1 million and property and equipment of $7.8 million.

During the nine months ended September 30, 2022, cash provided by investing activities was $0.5 million, consisting of maturities and sales of marketable securities of $48.2 million and $6.3 million, respectively, partially offset by purchases of marketable securities of $45.7 million and property and equipment of $8.3 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash used in financing activities was $19.0 million and primarily consisting of $13.4 million used for cash dividend payments and $8.7 million used for the repurchase of common stock, partially offset by $3.0 million of proceeds from common stock issued under the Company’s equity plans.

During the nine months ended September 30, 2022, cash used in financing activities was $86.1 million and primarily consisting of $79.3 million of cash used to repurchase stock under the Company’s stock repurchase program and $11.5 million used for cash dividend payments, partially offset by $4.7 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $19.0 million as of September 30, 2023. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $7.3 million of tax liabilities related to uncertain tax positions as of September 30, 2023. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

We recorded $0.9 million of net foreign exchange gains in both the three months ended September 30, 2023 and 2022. We recorded $0.8 million of net foreign exchange gains during the nine months ended September 30, 2023 and we recorded $1.0 million of net foreign exchange losses during the nine months ended September 30, 2022. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of September 30, 2023, our investment portfolio included marketable securities with an aggregate amortized cost basis of $65.0 million and a fair value of $64.9 million. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2023 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2023	50 BPS	100 BPS	150 BPS
Marketable securities	$65,446	$65,260	$65,075	$64,889	$64,703	$64,516	$64,330

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2022, we announced that our Board of Directors authorized a $50 million share repurchase program (the “2022 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. This repurchase program was active for twelve months and expired in the second half of 2023.

Under the Company’s share repurchase programs, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended September 30, 2023 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	—	$—	—	$43,771

August 1 - 31, 2023	97	$14.42	97	$42,370

September 1 - 30, 2023	71	$14.66	71	$41,328

Total	168			$41,328

(1) The $41,328 thousand in the table above represents the amount available to repurchase shares under the authorized repurchase program as of September 30, 2022. The Company’s active stock repurchase program (the “2022 Program”) does not obligate it to acquire any specific number of shares. Under the 2022 Program, shares may be repurchased in privately negotiated and/or open market transactions.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

On October 4, 2023, the trading plan of Dhrupad Trivedi, the Company’s President and Chief Executive Officer, dated June 12, 2023, intended to satisfy Rule 10b5-1(c) to sell up to 60,606 shares of Company common stock between November 7, 2023 and November 9, 2023, subject to certain conditions, terminated, under which no shares were ultimately sold.

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
Date: November 7, 2023

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2023

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)