Form 10-K
period 2023-12-31
A10 Networks, Inc.
filed 2024-02-29
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,017.7 million, based upon the closing sale price of such stock on the New York Stock Exchange. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date, as well as shares held by entities affiliated with our executive officers and directors, have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 16, 2024, the number of outstanding shares of the registrant’s common stock, $0.00001 par value per share, was 74,495,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channel partners to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

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

Our investor relations website is located at https://investors.A10networks.com. We use our investor relations website, our company blog (https://www.a10networks.com/blog) and our corporate X (formerly Twitter) account (https://x.com/A10Networks) to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, our company blog and our corporate Twitter account, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

RISK FACTOR SUMMARY

Risks Related to Our Business, Operations and Industry
•anticipating market needs and opportunities, and market adoption of our products;
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

PART I

Item 1. Business

Overview
We are a leading provider of networking solutions that enable next-generation networks focused on reliability, availability, scalability and cybersecurity. Our portfolio supports customers operating in the cloud, on-premise or in hybrid environments providing rapid return on their investment as well as investment protection with best-in-class technical performance. As cyber-attacks increase in volume and complexity, we integrate security as a key attribute in essentially all our solutions that further enable our customers to continue to adapt to market trends in the cloud, internet of things and the ever-increasing need for more efficient data processing, building upon our strong global footprint and leadership in application and network infrastructure. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

Industry Trends & Market Drivers
The digitization of business has made applications a critical ingredient in virtually every aspect of operations. The safety and efficiency of applications can directly impact business and financial performance, and security shortfalls can impact brand value and customer retention. The application networking and security industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized and protected. Innovation in artificial intelligence (“AI”) is driving new ways to gain application delivery efficiency and enhance protection. Our corporate strategy and technology address these evolving trends and the needs of our customers and industry, including:

Increased Adoption of Cloud Applications. For decades, businesses operated with applications based in physical, appliance-based data centers. While these traditional applications remain central to businesses around the world, a new genre of cloud-based applications is emerging, presenting new opportunities and challenges that require organizations to reassess the visibility, performance and security of their applications. Some of these challenges relate to how a business effectively manages secure application services across various data centers and cloud types, whether private, public or hybrid clouds. Over time, more and more applications may be born or provided in the cloud, while some applications that existed in traditional data centers may migrate to clouds as well. To address this shift, businesses will need solutions that bridge both traditional and cloud-based application environments and centrally manage all secure application services holistically in this multi-cloud world.

Increased Network Complexity and New Infrastructure Paradigms. Traditional IT vendors may need to shift from hardware-centric models to software-defined approaches across several operating environments to improve agility for critical applications, and subsequently, their business operations. Enabling product portfolios to adapt and diversify to include newer virtualized software, container-based software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

Growing Importance of Automation, Orchestration. As applications increasingly move to a multi-cloud environment, the deployment of orchestration and automation tools enable efficient automation for the deployment and operations of security and application services. There is a need for increased operational efficiency and agility, improved detection and reporting of security anomalies, enhanced end-user experiences and reduced total cost of ownership (“TCO”), simplified management of distributed application services, improved capacity planning and optimized multi-cloud software lifecycle management. By deploying newly developed secure application delivery automation and predictive analytics tools, enterprises can visualize their application performance, detect anomalous trends and automate their application delivery and network security.

The Rise of DDoS Attacks and use of Artificial Intelligence. The cyberthreat landscape continues to plague enterprises and society as a whole. Malicious actors and cybercriminals such as hacktivists, amateur hackers, and foreign military and intelligence organizations target data centers of every type. Distributed Denial of Service (“DDoS”) attacks are increasing in size, frequency, complexity and notoriety. IT defenders are faced with the increasing sophistication of adversaries who are responsible for the size and frequency of these attacks.

A DDoS attack seeks to render a target network or website unavailable by orchestrating coordinated attacks from massive worldwide networks of compromised endpoints, called botnets. Compromised endpoints can be computing devices or “Internet of Things” driven devices like video cameras. Any internet-connected device can be vulnerable to hackers and utilized as part of a botnet. Innovations in AI enable security teams to temper the rise in DDoS attack signals and apply techniques that accurately address compromised endpoints in a rapid manner.

Rapid growth of TLS, SSL, Encrypted Applications and Hidden Threats. Many applications use Transport Layer Security (“TLS”) and Secure Sockets Layer (“SSL”) protocols. Cyber criminals exploit the protocol to hide malicious malware within encrypted channels and carry out attacks against businesses and users. This malicious trend drives demand for greater visibility within SSL-encrypted channels. Businesses need a way to decrypt traffic and apply outbound security policies efficiently, and require an effective way to inspect, identify, and remediate malicious traffic, then re-encrypt traffic and deliver it quickly to its destination. Conducting this process efficiently without placing a “security performance tax” on the user experience is a capability valued by our customers.

The Advent of 5G Networks and a Smart World. The growing deployment of commercial 5G networks will bring massive increases in network throughput and significant new business opportunities for mobile carriers and others. It will also require a new generation of security infrastructure capable of handling the growing capacity requirements and complex management needs of 5G networks. Capacity requirements increase dramatically in 5G networks due to substantial increases in concurrent sessions, lower packet size and higher connections per second. Operators must dramatically lower latency, reduce total cost of ownership, and improve efficiency which may require advanced consolidation of network functions at the core. Meanwhile, the scope and size of DDoS attacks may also increase dramatically with the proliferation of connected devices and traffic, due in large part to the expansion of Internet of Things (“IoT”)/Machine-to-Machine traffic coming from new 5G-delivered Smart World applications. To address these requirements, mobile and other operators will need new solutions that provide hyperscale and increased performance, richer feature sets, and rich automation, analytics and threat intelligence.

Need for Advanced Multi-Cloud Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are needed. Of the many solution requirements, some of the more critical include:

•Ability to Centrally Manage Traditional and Cloud Environments. As more applications are provided in the cloud, and they operate alongside traditional applications supported by on-premise and appliance-based data centers, application delivery and security solutions will be called upon to span traditional and cloud-based environments. In doing so, solutions must centrally control and manage secure application services across any combination of traditional data centers and a myriad of different clouds. To support data centers and different cloud types, solutions require a variety of form factors: hardware, software (i.e., virtual, bare metal and containers) and cloud-based offerings.
•Clear Visibility and Sophisticated Analytics. The effectiveness of application performance and security depends greatly on the level of visibility a business has into its application traffic. That visibility should effectively span any number of data centers and cloud types to provide a holistic view of security threats and performance issues affecting applications. The deeper and clearer the visibility, the better the analytics and actionable information that can be applied to enhancing application performance and protection. Secure application service solutions should provide solid visibility and per-app analytics.
•Ability to Scale. Performance and security at scale are highly desirable to our customers given today’s dynamic application environments. Customers want solutions that analyze application traffic quickly and enhance performance and security in traditional and cloud-based application environments in a centrally managed manner. With the rapid adoption of IoT devices, and the advent of 5G, we believe a solution’s ability to perform at scale will be increasingly important.
•Sophisticated Security Functionality. Secure application service solutions must leverage machine learning and AI to rapidly detect and mitigate sophisticated cybersecurity threats, such as malicious threats hiding in encrypted traffic and DDoS attacks. To defend against the rising volume of sophisticated cyber-attacks, customers want solutions that provide exceptional performance and scale without dramatically increasing footprint and total cost of ownership.

Product Portfolio
Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of six secure application solutions and two intelligent management and automation tools.

Our software solutions are available to be delivered in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software on a perpetual license basis embedded in optimized hardware, this model has begun to evolve in various ways including among others, term licenses, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with our Harmony Controller, positions us to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Harmony Controller is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at the application level and central management and orchestration of secure application services across hybrid environments, from physical data centers to public, private and hybrid clouds.

The following is an overview of our portfolio:

Secure application solutions:
1.Thunder Application Delivery Controller (“ADC”)
2.    Thunder Carrier Grade Networking (“CGN”)
3.    Thunder SSL Insight (“SSLi”)
4.    Thunder Convergent Firewall (“CFW”)

Intelligent management and automation tool:
1.Harmony Controller

A10 Defend Suite of Products:
1.A10 Defend Threat Control
2.A10 Defend Orchestrator (formerly aGalaxy management system)
3.A10 Defend Detector
4.A10 Defend Mitigator (formerly Thunder TPS)

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

2.    Thunder Carrier Grade Networking. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade network address translation (“CGNAT”), and also provides translation solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses. It has been successfully implemented by many large service providers and enterprises around the world.

3.    Thunder SSL Insight. Thunder SSLi focuses on the inherent blind spots created by SSL encryption by offloading CPU-intensive SSL decryption functions that enable security devices to inspect and remove malware within encrypted traffic. Thunder SSLi decrypts SSL-encrypted traffic and forwards it to a third-party security device, such as a firewall, for deep packet inspection (“DPI”). Once the traffic has been analyzed and scrubbed, Thunder SSLi re-encrypts the traffic and forwards it to its intended destination.

4.    Thunder Convergent Firewall. Thunder CFW addresses multiple critical security capabilities in one package by consolidating multiple security and networking functions in a single appliance, helping customers significantly lower capital and operating expenses. Its performance and scale deliver superior value to customers, all within a small form factor, and streamlines customer operations with a cloud-ready programmable platform.

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
Intelligent Management and Automation Tool
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

A10 Defend Suite of Products
1.    A10 Defend Threat Control. A10 Defend Threat Control is a standalone SaaS platform that proactively establishes a robust first layer of defense by offering actionable analytics and blocklists. Defend Threat Control is based on proprietary A10 research.
2.    A10 Defend Orchestrator (formerly aGalaxy management system). A10 Defend Orchestrator integrates with A10 Defend Detector and A10 Defend Mitigator for intelligent and automated DDoS protection, providing a centralized point of control for seamless DDoS defense management and execution. A10 Defend Orchestrator is designed to help lower operational costs by freeing up staff from repetitive tasks while increasing precision and accuracy with centralized and automated tasks, reducing the potential for human error. A10 Defend Orchestrator highlights included advanced workflow and automated defense capabilities.
3.    A10 Defend Detector. A10 Defend Detector is our high-performance Netflow, Sflow, IPFIX-based DDoS detector and is used to easily manage the scale and heterogenous nature of SP networks, resulting in a unified DDoS protection solution. Defend Detector can be used by SPs to deliver DDoS services to downstream customers.
4.    A10 Defend Mitigator (formerly Thunder TPS). A10 Defend Mitigator is our high precision, automated, scalable, and intelligent DDoS mitigation solution that is delivered as hardware or virtual appliances ranging from 1Gbps to over 1Tbps. A10 Defend Mitigator is typically deployed at the perimeter of the networks to protect internal network resources from large-scale, volumetric and multi-vector attacks. In 2017, we enhanced the A10 Defend Mitigator solution with the launch of a dedicated detector function, improved workflow and automation in A10

Defend Orchestrator. In 2018, we enhanced our detection capabilities with the One-DDoS solution, which enables Thunder ADC, CGN, and CFW solutions to act as in-line detectors to enhance application and infrastructure detection. We also added A10 Defend Mitigator Dynamic Attack Pattern Recognition (“DAPR”) for automatic attack learning, to identify and thwart zero-day attacks, and enhanced machine learning (“ML”) with always-on adaptive learning. Defend Mitigator is augmented by the A10 Threat Control and software licensed from ThreatSTOP, Inc., which can block known bad connections (i.e., IP addresses) from entering protected networks.
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

Thunder Series: ADC, CGN, TPS, SSLi, and CFW products are available on the Thunder Series family of physical appliances. The Thunder Series products support throughput ranges from 200 Mbps to 550 Gbps. The appliance family provides a variety of other security and performance options.

vThunder virtual appliances operate on all major hypervisor platforms, including VMware, Microsoft Hyper-V and Linux KVM. vThunder is also available from cloud providers like Amazon Web Services (“AWS”), Microsoft Azure, Google Cloud Compute (“GCP”) and service providers. The vThunder Series products support throughput ranges from 200 Mbps to 100 Gbps.

Thunder for Bare Metal is a software version of our ADC and CGN solutions that is designed to run on a variety of Intel x86 servers, allowing the customer to design and select their own hardware platform.

Thunder container is software that can be deployed as a container for cCGN, cADC and cTPS on customers’ own hardware platforms and OS stacks.

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

Scalable and Efficient Memory Usage. To improve the performance of the multi-core processor architecture, we have developed a shared memory technology to allow processors to share common memory and the state of the system simultaneously. This avoids the overhead associated with Inter-Processor Communication architectures deployed in first-generation approaches. We optimize memory to be visible to processor cores simultaneously, while minimizing communication overhead and contention among processors for allocated memory space. All processors share a common memory pool, which dynamically allocates memory space based on application processing requirements without constraints. Customers can achieve greater performance and scalability from memory and processor resources because configurations, policies and network databases are efficiently stored within a shared memory architecture.

Optimized Application Networking and Security. Once data is processed and placed into a shared memory, a processor can begin to apply ACOS common services and function-specific logic. To enable every processor utilized to perform key functions and thereby achieve greater system utilization, ACOS uses processor cores symmetrically for functions and services. The ACOS common services perform a set of key operational functions, including configuration management, network I/O, aFleX scripting, Virtual Chassis System (“aVCS”), aXAPI for management integration, Application Delivery Partitions (“ADPs”), virtualization to enable multi-tenancy, and common resource management such as buffer, system memory, timer management and other internal system management tasks. ACOS features a modular software design, which improves reliability by preventing modifications made to one module from causing unwanted side effects on other system functions.

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

Support & Services
One of our founding principles is to provide excellent customer support. Our global support team, with deep technical domain expertise, is part of our engineering organization and is trained across all products and solutions and takes complete ownership of customer issues from the beginning to the end to achieve rapid response and resolution. Our consistent, high-quality customer service and technical support is a key factor in attracting and retaining customers of all sizes, as well as support services that include installation, phone support, repair and replacement, software updates, online tools, consulting and training services.

All customers receive standard warranty support for 90 days with the purchase of our products. We offer four maintenance options - Basic, Basic Plus, Gold and Platinum support programs (Platinum available in select countries). Maintenance contracts may be purchased in 12-month increments up to five years. The average maintenance contract term is approximately 18 months. We invoice resellers or customers directly for maintenance contracts at the time of hardware purchase, and all maintenance contracts are non-cancellable and are generally renewed through the same channel as originally purchased. Software updates are provided to all customers with a current maintenance contract on a when-and-if-available basis. We maintain technical support centers in the United States, Japan, India and the Netherlands.

Thunder TPS features an enhanced support offering that includes access to the A10 DDoS Security Incident Response Team (“SIRT”). Augmenting the standard support, the offering includes access to a dedicated team of DDoS mitigation experts specializing in DDoS prevention, offering efficient assistance for mitigating attacks, and a subscription to the A10 Threat Intelligence Service, leveraging collective intelligence to block known threats.

Our professional services team provides a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services, on-site installation and ongoing support.

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2023, 2022 and 2021, purchases from our 10 largest end-customers accounted for approximately 33%, 41% and 39% of our total revenue, respectively.

In 2023, one distribution channel partner accounted for 19% of our total revenue. In 2022, two distribution channel partners accounted for 15% and 13% of our total revenue. In 2021, one distribution channel partner accounted for 12% of our total revenue.

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

We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our main competitors fall into the following categories:
•Companies that sell network security solutions and services including DDoS protection, such as Arbor Networks Inc., a subsidiary of Netscout Systems, F5 Networks, Inc. (“F5 Networks”) and Radware, Ltd;

•Companies that sell network security products, including Secure Web Gateways, SSL Insight/SSL Intercept, data center firewalls and Office 365 proxy solutions;

•Companies that sell Gi/SGi firewall and CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Juniper Networks, Inc. (“Juniper Networks”) and Fortinet, Inc. (“Fortinet”); and

•Companies that sell products in the traditional application delivery market, such as F5 Networks, NetScaler from Cloud Software Group, Inc., VMware from Broadcom (through its acquisition of Avi Networks) as well as many startups.

The key competitive factors in our markets include:
•Ability to innovate and respond to customer needs rapidly;

•Ability to prepare for, detect and mitigate large-scale cyber security threats;

•Ability for products to scale to facilitate high-speed network traffic;

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

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 28 countries as of December 31, 2023, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channels. Our sales team is also comprised of a channel sales organization that is expanding our market reach through resellers. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channels with little or no direct engagement by our sales personnel. We fulfill nearly all orders globally through our distribution channels, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channels accounted for 95%, 83% and 89% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Marketing
Our strategy is focused on driving greater demand for our products and services, and enabling sales to win as that demand broadens. Our marketing drives global demand generation campaigns, as well as additional awareness and demand via joint marketing campaigns worldwide. Our marketing also drives global awareness through industry analyst engagement, media outreach, blogs, social media and events.

Manufacturing
We outsource the manufacturing of our hardware products to original design manufacturers. This approach allows us to benefit from the scale and experience of our manufacturing partners to reduce our costs, overhead and inventory while allowing us to adjust more quickly to changing customer demand. Our manufacturers are Lanner Electronics Inc. (“Lanner”), AEWIN Technologies Co., Ltd. (“AEWIN”) and iBase. These companies manufacture and assemble our hardware products using design specifications, quality assurance programs and standards established and owned or licensed by us. Our manufacturers procure components and assemble our products based on our demand forecasts and purchase orders. These forecasts represent our estimates of future demand for our products based on historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.

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

Backlog
As of December 31, 2023 and 2022, we had product backlog of approximately $3.8 million and $8.1 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant cost. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2023, 2022 and 2021, our total revenue was $251.7 million, $280.3 million, and $250.0 million, respectively, and our gross margin was 80.9%, 79.7%, and 78.6%, respectively. We had net income of $40.0 million, $46.9 million and $94.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2023, we had 210 United States (“U.S.”) patents issued, 5 U.S. patent applications pending, 79 overseas patents issued and 9 overseas patent applications pending. Our issued U.S. patents, excluding 14 patents that we acquired, expire between 2024 and 2042. Our issued overseas patents, excluding 5 patents that we acquired, expire between 2024 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Human Capital
As of December 31, 2023, we had 525 full-time employees, including 236 engaged in research and development and customer support, 235 in sales and marketing and 54 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Responsibility

A10 Networks’ mission is to enable business-critical networks that are secure, available and efficient. In our rapidly expanding digital economy, this has never been more relevant and critical. Our customers rely on us to help them drive better business outcomes now and into the future.

With our mission in mind, we are committed to maintaining the highest standards of ethics and corporate governance, and to fostering a diverse and inclusive workforce and customer and partner ecosystem. We believe these practices will deliver the highest value for our employees, customers, partners and shareholders. Our global footprint provides an additional level of sustainability for business performance, and we drive this responsibility across all our global locations.

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

Health, Safety and Wellness

We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and the public from harm. We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Business Conduct and Ethics to our policies governing the way we act within and outside of our company. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on company property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs and webinars through our health insurance providers.

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

The Company’s governance and code of conduct policies are outlined in the Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and the Employee Handbook. Employees may submit concerns to generalcounsel@a10networks.com or via the Company’s third-party hotline as noted the Employee Handbook.

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

We announce material information to the public about the Company, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (https://investors.A10networks.com), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate X (formerly Twitter) account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). Information provided includes press releases and other information about financial performance, information on environmental, social and governance and details related to the Company’s annual meeting of shareholders. The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

• changes in end-customer preferences, practices or personnel;

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

As a result of end-customer buying patterns and the efforts of our sales force and distribution channels to meet or exceed their sales objectives, we have historically received a substantial portion of purchase orders and generated a substantial portion of revenue during the last few weeks of each quarter. We may be able to recognize such revenue in the quarter received, however, only if all of the requirements of revenue recognition are met by the end of the quarter. Any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, could result in delayed order fulfillment and thus decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (including delays by our customers or potential customers in consummating such purchase orders), our third-party manufacturers’ inability to manufacture and ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments or achieving specified acceptance criteria, our revenue for that quarter could fall below our, or our investors’ or securities analysts’ expectations, resulting in a decline in the trading price of our common stock. For example, in 2023, we experienced longer sales cycles and customer uncertainty that resulted in delayed orders.

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

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures and artificial intelligence or other tools may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions and are training our sales teams as necessary to adapt to market trends. Also, some of our largest customers are cloud providers that utilize our existing solutions, and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based and related solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model. Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. We will also need to enhance and develop the infrastructure necessary to support the delivery of these services as well as the skills of our personnel who sell, provide and maintain them. Any failure to adapt to these evolving trends may reduce our revenue or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2023, 2022 and 2021, purchases by our ten largest end-customers accounted for approximately 33%, 41% and 39% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2023,

2022 and 2021, service providers accounted for approximately 58%, 66% and 63%, of our total revenue, respectively, and enterprise customers accounted for approximately 42%, 34% and 37% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, Taiwan and South Korea. During the years ended December 31, 2023, 2022, and 2021, approximately 55%, 54% and 60% of our total revenue, respectively, was generated from customers located outside of the United States. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•economic uncertainty around the world, including continued economic uncertainty as a result of sovereign debt issues in Europe, the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), the war between Russia and Ukraine, and tensions between China and Taiwan;

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Volatility in the global economic market or other effects of global or regional economic weakness, including limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions in the United States, Europe and other key markets for our products continue to be volatile in response to geopolitical developments, macroeconomic trends, or otherwise, and do not improve, or those markets experience a prolonged downturn, many end-customers may delay or reduce their IT spending. From time to time this causes reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

We are dependent on third-party manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Deterioration of relations between Taiwan and China, the resulting actions taken by either country, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to the manufacturing of our hardware components, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to tensions with China, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impact us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

•a loss of existing or potential end-customers or channels;

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

•loss of existing or potential end-customers or distribution channels;

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

Our use of open source software and generative artificial intelligence (AI) in our products could negatively affect our ability to sell our products and subject us to possible litigation.

We incorporate open source software such as the Linux operating system kernel into our products. We have implemented a formal open source use policy, including written guidelines for use of open source software and business processes for approval of that use. We have developed and implemented our open source policies according to industry practice; however, best practices in this area are subject to change, because there is little reported case law on the interpretation of material terms of many open source licenses. We are in the process of reviewing our open source use and our compliance with open source licenses and implementing remediation and changes necessary to comply with the open source licenses related thereto. While we do not currently utilize software generated by artificial intelligence tools in our products we may at some point choose to do so, and, if we do, we will likely treat AI generated code as a form of open source software. We cannot guarantee that our use of open source software has been, and will be, managed effectively for our intended business purposes and/or compliant with applicable open source licenses. We may face legal action by third parties seeking to enforce their intellectual property rights related to our use of such open source software. Failure to adequately manage open source license compliance and our use of open source or AI generated software may result in unanticipated obligations regarding our products and services, such as a requirement that we license proprietary portions of our products or services on unfavorable terms, that we make available source code for modifications or derivative works we created based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license and/or that we redesign the affected products or services, which could result, for example, in a loss of intellectual property rights, or delay in providing our products and services. From time to time, there have been claims against companies that distribute or use third-party open source or other software in their products and services, asserting that the open source or AI generated software or its combination with the products or services infringes third parties’ patents or copyrights, or that the companies’ distribution or use of the open source software does not comply with the terms of the applicable licenses. Use of certain open source or AI generated software can lead to greater risks than use of warranted third-party commercial software, as open source licensors and AI generated software generally do not provide warranties or controls on the origin of such software. From time to time, there have been claims against companies that use open source or AI generated software in their products, challenging the ownership of rights in such open source or AI generated software. As a result, we could also be subject to suits by parties claiming ownership of rights in such software and so challenging our right to use such software in our products. If any such claims were asserted against us, we could be required to incur significant legal expenses defending against such a claim. Further, if our defenses to such a claim were not successful, we could be, for example, subject to significant damages, be required to seek licenses from third parties in order to continue offering our products and services without infringing such third party’s intellectual property rights, be required to re-engineer such products and services, or be required to discontinue making available such products and services if re-engineering cannot be accomplished on a timely or successful basis. The need to engage in these or other remedies could increase our costs or otherwise adversely affect our business, operating results and financial condition.

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

Our failure or the failure of our distribution channels to maintain high-quality support and services could have a material and adverse effect on our business, revenue and operating results.

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

We are exposed to the credit risk of our distribution channels and end-customers, which could result in material losses and negatively impact our operating results.

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

A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, our two primary manufacturers are located in Taiwan, which is near major earthquake fault lines and subject to typhoons during certain times of the year. In the event of a major earthquake or typhoon, or other natural or man-made disaster, our manufacturers in Taiwan may face business interruptions, which may impact quality assurance, product costs, and product supply and timing. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted, for the affected quarter or quarters. In addition, large-scale cybersecurity attacks, acts of war or terrorism, global pandemics such as the COVID-19 pandemic or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, channels, or end-customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, channels or end-customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.

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

There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. Some within the U.S. government have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from

China, including communications equipment products and components manufactured and imported from China. In October 2021 the USTR confirmed these enacted U.S. tariffs will stay in place for the time being. In May 2022, the USTR initiated a statutory four-year review of the section 301 duties to determine the continued need for the tariffs on numerous products from China, including communications equipment products and components. The USTR is currently evaluating comments submitted as part of the four-year review process and a decision on the tariffs is likely to be made later this year. An increase in tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

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

Additionally, the current uncertainty about the future relationship between the United States and China, as well as other countries, with respect to the trade policies, treaties, taxes, government regulations and tariffs makes it difficult to plan for the future. New developments in these areas, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the uncertainty of further developments related to tariffs, international trade agreements and policies we can give no assurance that our business, financial condition and operating results would not be adversely affected.

Failure to protect and ensure the confidentiality and security of data, trade secrets and personally identifiable information (“PII”) could lead to legal liability, adversely affect our reputation and have a material adverse effect on our operating results, business and reputation.

We may collect, store and use certain confidential information in the course of providing our services, and we have invested in preserving the security of this data. We may also outsource operations to third-party service providers to whom we transmit certain confidential data. While the Cyber Incident we experienced in January 2023 did not result in material degradation of our systems, it did expose a vulnerability in our security measures which we have corrected. There are no assurances that any security measures we have in place, or any additional security measures that our subcontractors may have in place, will be sufficient to protect this confidential information from unauthorized security breaches. To date, the Cyber Incident has not had a material impact on the Company, although it did result in additional expense incurred in connection with the investigation.

We cannot assure you that, despite the implementation of these security measures, including enhanced security measures as a result of the Cyber Incident, we will not be subject to additional security incidents or other data breaches or that this data will not be compromised. We have and may be required to expend significant capital and other resources to protect against security incidents and remedy breaches or to alleviate problems caused by security breaches, or to pay penalties as a result of such breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until launched against a target, as was the case in the Cyber Incident. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to protect this data. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers or by other persons or entities with whom we have commercial relationships. Any compromise or perceived compromise of our security could damage our reputation with our end-customers, and could subject us to significant liability, as well as regulatory action, including financial penalties, which could significantly adversely affect our brand, results of operations, financial condition, business and prospects.

We have incurred, and expect to continue to incur, significant costs to protect against or remedy security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Breaches of our security measures or those of our third-party service providers, or other security incidents, has and could result in: unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions; and other potential liabilities. In response to the January 2023 Cyber Incident, we launched an investigation and engaged the services of cyber-security experts and advisors, incident response professionals and external counsel to support the investigation. While to date, this incident has not had a material impact on the Company, it did result in additional expense incurred in connection with the investigation. Security incidents that occur or are believed to have occurred could damage our reputation and brand, could cause our business to suffer, could require us to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, could expose us to a risk of loss, litigation or regulatory action and possible liability, and could impair our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers. If current or prospective resellers and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, future actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

A significant number of our employees are currently working from home or other remote locations. There are additional risks and challenges associated with having a large portion of our workforce working remotely, and our IT systems may experience additional stress as a result. There is also increased risk of breaches to our network. While the Company has implemented a variety of security measures to address these heightened risks, including, but not limited to, advanced firewalls and firewall policy improvements, enhanced access controls, improved monitoring, network management and incident management and response process, and prioritization of our cybersecurity committee to continuously evaluate and strengthen our security posture, there can be no assurance that such measures will prevent breaches. Any such breaches could negatively impact our reputation and business as set forth above.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, has caused EU data protection requirements to be more stringent and provide for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. The United Kingdom also recently enacted legislation that substantially implements the GDPR. Similarly, California recently enacted the California Consumer Privacy Act as well as the California Privacy Rights Act (collectively referred to as “CCPA/CPRA”), which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights including not sharing personal information upon the consumer’s request and opt-out provisions for the sales of consumer’s personal information. Aspects of the CCPA/CPRA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA/CPRA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA/CPRA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, artificial intelligence, data privacy laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

Our company must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business. We are also subject to laws which restrict certain hazardous substances, including lead, used in the construction of our products, such as the European Union Restriction on the Use of Hazardous Substances in electrical and electronic equipment directive. We are also subject to the European Union Directive, known as the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”), which requires producers of certain electrical and electronic equipment to properly label products, register as a WEEE producer, and provide for the collection, disposal and recycling of waste electronic products. Failure to comply with these environmental directives and other environmental laws could result in the imposition of fines and penalties, inability to sell covered products in certain countries, the loss of revenue, or subject us to third-party property damage or personal injury claims, or require us to incur investigation, remediation or engineering costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time.

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

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.1 million favorable during the year ended December 31, 2023. The currency exchange impact of the foreign exchange rates on our net income was $0.5 million unfavorable during the year ended December 31, 2022. The currency exchange impact of the foreign exchange rates on our net income was $1.9 million unfavorable during the year ended December 31, 2021. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

Concentration of ownership among our existing executive officers, a small number of stockholders, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2023, our executive officers and directors, together with affiliated entities, owned 5.7% of our then outstanding common stock (40.6% if other holders of 5% or more of our outstanding common stock are also included). Accordingly, these stockholders, acting together, have significant influence over the election of our directors, over whether matters requiring stockholder approval are approved or disapproved and over our affairs in general. The interests of these stockholders could conflict with your interests. These stockholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to you. In addition, this concentration of ownership could have the effect of delaying or preventing a liquidity event such as a merger or liquidation of our company.

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

•major catastrophic events, including pandemics, acts of terrorism or war, or other events affecting the global economy, and the responses thereto;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2023, there were approximately 74.4 million common shares outstanding as of such date. All outstanding shares and all shares issuable upon exercise of outstanding and vested options are freely tradable, subject in some cases to volume and other restrictions of Rules 144 and 701 under the Securities Act, as well as our insider trading policy. In addition, holders of certain shares of our outstanding common stock, including an aggregate of 3.9 million shares held by funds affiliated with Summit Partners, L.P. as of December 31, 2023 are entitled to rights with respect to registration of these shares under the Securities Act pursuant to an investors’ rights agreement.

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

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this strategy, the Company announced on November 7, 2023 that its Board authorized a $50 million stock repurchase program under which we may repurchase up to $50 million of our outstanding common stock over the following 12 months. Under the stock repurchase program, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established processes to assess, identify, and manage significant risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board of Directors and our Audit Committee, along with our executive management. Our cybersecurity policies, standards, processes, and practices are part of our information security management program, which is aligned to ISO 27001, an international standard to manage information security. ISO 27001 is published by the International Organization for Standardization (ISO), the world's largest developer of voluntary standards, and the International Electrotechnical Commission (IEC).

Our information technology (“IT”) cybersecurity team, led by our Head of Information Security, is tasked with monitoring and assessing cybersecurity and operational risks related to information security and system disruption. The team employs measures designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our information security management system. These include:

•Enterprise-wide security framework and cybersecurity standards;
•Cybersecurity awareness and training programs;
•Security assessments and monitoring:
•Restricted physical access to critical areas, servers and network equipment;
•Cyber incident response, crisis management, business continuity and disaster recovery plans; and
•Third-party IT vendor risk management process to identify, assess, and manage risks presented by our IT vendors and business partners.

Our IT cybersecurity team maintains an incident response plan designed to respond to potential cybersecurity threats, such as security breaches and cyberattacks, and to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. Our incident response plan coordinates the activities that we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate significant cybersecurity incidents to our global crisis management plan, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We conduct tabletop exercises for tactical response readiness, perform regular security scans of our environment both from an external and internal perspective, as well as work with a qualified third-party vendor to perform penetration tests of our environment. These penetration tests are focused on specific objectives to assist us in managing our cybersecurity threat risks. Any identified risks are included in our overall risk management program, which we validate on a regular basis.

We conduct organization-wide cybersecurity training and compliance exercises in connection with our information security program. This training consists of educational material and compliance testing administered to, and completed by, all of our employees on an annual basis, which is tracked and recorded throughout the year. Results are shared with executive management, the Audit Committee, and the Board of Directors. Additionally, employee phishing tests are conducted on a regular basis.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our Enterprise Risk Management Assessment framework. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

In our risk factors, we describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have significantly affected or are reasonably likely to significantly affect us, including our business strategy, results of operations, or financial condition. See our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors, executive management and Audit Committee are actively engaged in the oversight of IT risk management, including cybersecurity risk. Executive management and the Audit Committee share responsibility for overseeing our risk exposure to information security, cybersecurity, and data protection, as well as the steps management has taken to monitor and control such exposure. The Board of Directors, executive management and the Audit Committee receive quarterly reports on IT controls and information security. Additionally, on at least an annual basis, the Audit Committee reviews and discusses with management our policies and programs with respect to the oversight of IT risk and cybersecurity threats.

Oversight for assessing and managing cybersecurity risk is performed by our IT cybersecurity team, with additional oversight performed by our Human Resources, Internal Audit and Legal Departments. Our executive management is briefed at least quarterly from these teams. Members of the Board of Directors, Audit Committee, and executive management are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our executive management, the Audit Committee, and the Board of Directors are notified of any significant cybersecurity incidents through an escalation process that is established in our incident response plan and incorporated into our disclosure controls and procedures. Additionally, we maintain a third-party vendor relationship which is available to the team for on-demand incident response and investigation, as needed.

Our IT cybersecurity team is led by our Head of Information Security, Sean Pike. Mr. Pike has over 25 years of experience leading and scaling cybersecurity practices across regulated industry and critical infrastructure. Most recently, he served as CISO at Business Wire, where he was responsible for transforming the security and compliance organizations to meet the needs of a globally distributed SaaS newswire. Prior to Business Wire, Mr. Pike held leadership positions at VMware, IDC, and Nielsen Radio. His work at the Company includes aligning cybersecurity, product security, and security compliance initiatives to business goals. Mr. Pike holds a JD in law from Syracuse University and a M.S. in telecommunications and network management from Syracuse University.

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

Additional information with respect to this Item may be found in Note 7. Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity
Our common stock has been quoted on the New York Stock Exchange (“NYSE”) under the symbol “ATEN.”

In October 2021, our Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021, and on November 1, 2022, the Board of Directors increased the dividend amount to $0.06 per share. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, and other factors.

There were approximately 73 stockholders of record on February 16, 2024. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index, the Russell 1000 Index, the Russell 2000 Index and the NYSE Technology Index. The graph assumes $100 was invested on December 31, 2018 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance. The Company has elected to replace the Russell 1000 Index with the Russell 2000 because the Company is a component of the Russell 2000 Index and the Company believes the Russell 2000 represents a group of companies more aligned with our peer group. In this transition year, the stock performance graph below includes the new index and the previously reported index.

Comparison Of Cumulative Total Return
Among A10 Networks, Inc., NASDAQ Composite, Russell 1000 Index,
Russell 2000 Index and NYSE Technology Index

Issuer Purchases of Equity Securities
On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. As of December 31, 2023, the Company had $49.7 million available to repurchase shares under this program. Under the stock repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities. No shares were repurchased by the Company during the three months ended December 31, 2023.

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

This section of the Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 27, 2023.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers, which accounted for 58% and 66% of our total revenue during 2023 and 2022, respectively, and enterprise, which accounted for 42% and 34% of our total revenue during 2023 and 2022, respectively. During 2023, we experienced an increase in demand from our enterprise customers and a decrease in demand from our service provider customers related to lower service provider capital spending and longer sales cycles. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown rapidly.

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channels, including distributors, value-added resellers and system integrators, and fulfill nearly all orders globally through such resellers. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers and service providers. Purchases from our ten largest end-customers accounted for 33%, 41% and 39% of our total revenue for 2023, 2022 and 2021, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict and rely upon customer growth and network enhancements. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict, as was the case in 2023.

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$141,082	56.1%	$173,201	61.8%	$(32,119)	(18.5)%
Services	110,618	43.9	107,137	38.2	3,481	3.2%
Total revenue	251,700	100.0	280,338	100.0	(28,638)	(10.2)%
Cost of revenue:
Products	31,468	12.5	40,135	14.3	(8,667)	(21.6)%
Services	16,494	6.6	16,697	6.0	(203)	(1.2)%
Total cost of revenue	47,962	19.1	56,832	20.3	(8,870)	(15.6)%
Gross profit	203,738	80.9	223,506	79.7	(19,768)	(8.8)%
Operating expenses:
Sales and marketing	85,976	34.2	88,511	31.6	(2,535)	(2.9)%
Research and development	55,229	21.9	58,398	20.8	(3,169)	(5.4)%
General and administrative	23,885	9.5	23,518	8.4	367	1.6%
Total operating expenses	165,090	65.6	170,427	60.9	(5,337)	(3.1)%
Income from operations	38,648	15.4	53,079	18.8	(14,431)	(27.2)%
Non-operating income (expense):
Interest income	5,078	2.0	1,304	0.5	3,774	289.4%
Interest and other income (expense), net	69	—	(1,667)	(0.6)	1,736	(104.1)%
Total non-operating income (expense), net	5,147	2.0	(363)	(0.1)	5,510	(1,517.9)%
Income before income taxes	43,795	17.4	52,716	18.7	(8,921)	(16.9)%
Provision for income taxes	3,825	1.5	5,808	2.1	(1,983)	(34.1)%
Net income	$39,970	15.9%	$46,908	16.7%	$(6,938)	(14.8)%

Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements and software-as-a-service; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. Additionally, a small portion of our products revenue comes from subscription revenue. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$141,082	56%	$173,201	62%	$(32,119)	(19)%
Services	110,618	44	107,137	38	3,481	3%
Total revenue	$251,700	100%	$280,338	100%	$(28,638)	(10)%
Revenue by geographic region:
Americas	$132,745	53%	$148,673	53%	$(15,928)	(11)%
United States	113,766	45%	129,397	46%	(15,631)	(12)%
Americas-other	18,979	8%	19,276	7%	(297)	(2)%
APJ	77,606	31%	89,702	32%	(12,096)	(13)%
APAC	29,748	12%	32,986	12%	(3,238)	(10)%
Japan	47,858	19%	56,716	20%	(8,858)	(16)%
EMEA	41,349	16%	41,963	15%	(614)	(1)%
Total revenue	$251,700	100%	$280,338	100%	$(28,638)	(10)%

Total revenue decreased by $28.6 million, or 10%, in 2023 compared to 2022. This decrease was due to a $32.1 million decrease in products revenue, partially offset by an increase of $3.5 million in services revenue.

Products revenue decreased $32.1 million, or 19%, in 2023 compared to 2022 primarily driven by lower demand from our service provider customers in the Americas, APAC and EMEA regions, partially offset by higher demand from enterprise customers in Japan.

Services revenue increased $3.5 million, or 3%, in 2023 compared to 2022. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base in the Japan, Americas and EMEA regions.

During 2023, $132.7 million, or 53% of total revenue, was generated from the Americas region, which represents an 11% decrease compared to 2022. The decrease was primarily due to lower products revenue driven by a decrease in demand from our service provider customers.

During 2023, $77.6 million, or 31% of total revenue, was generated from APJ, which represents a 13% decrease compared to 2022. The decrease was mainly due to decreased revenue from both our enterprise and service provider customers.

During 2023, $41.3 million, or 16% of total revenue, was generated from EMEA, which represented a 1% decrease compared to 2022. The decrease was primarily due to lower products revenue driven by a decrease in demand from our service provider customers driven by decreased demand.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue
Cost of products revenue is primarily comprised of cost of third-party manufacturing services and cost of inventory for the hardware component of our products. Our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand. Cost of products revenue also includes warehouse personnel costs, shipping costs, inventory write-downs, certain allocated facilities and information technology infrastructure costs, and expenses associated with logistics and quality control.

Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs.

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Cost of revenue:
Products	$31,468	$40,135	$(8,667)	(22)%
Services	16,494	16,697	(203)	(1)%
Total cost of revenue	$47,962	$56,832	$(8,870)	(16)%

    Gross Margin
Gross margin may vary and be unpredictable from period to period due to a variety of factors. These may include the mix of revenue from each of our regions, the mix of our products sold within a period, discounts provided to customers, cost of inventory for the hardware component of our products, inventory write-downs and foreign currency exchange rates.

Our sales are generally denominated in U.S. dollars, however, in Japan they are denominated in Japanese yen.

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$109,614	77.7%	$133,066	76.8%	$(23,452)	0.9%
Services	94,124	85.1%	90,440	84.4%	3,684	0.7%
Total gross profit	$203,738	80.9%	$223,506	79.7%	$(19,768)	1.2%

Products gross margin percentage decreased by 0.9% in 2023 compared to 2022 primarily driven by changes in product and geographic mix.

Services gross margin percentage increased by 0.7% in 2023 compared to 2022 primarily due to a decrease in personnel-related support costs.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Operating expenses:
Sales and marketing	$85,976	$88,511	$(2,535)	(3)%
Research and development	55,229	58,398	(3,169)	(5)%
General and administrative	23,885	23,518	367	2%
Total operating expenses	$165,090	$170,427	$(5,337)	(3)%

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

The $2.5 million decrease in sales and marketing expenses in 2023 compared to 2022 was primarily due to decreases of $3.5 million in personnel costs as a result of a decrease in headcount and $0.4 million in marketing expenses, partially offset by increases of $0.9 million in credit loss expense and $0.5 million in travel-related expense.

In 2024, we expect sales and marketing expenses to increase from 2023 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.
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

The $3.2 million decrease in research and development expenses in 2023 compared to 2022 was primarily due to a decrease of $8.5 million increase in personnel costs as a result of a decrease in headcount. This decrease was partially offset by increases of $3.4 million in depreciation expense and $1.9 million in consulting expense as the Company transitions to using non-employee consultants for certain research and development activities.

In 2024, we expect research and development expenses to increase from 2023 levels reflecting strategic investments in our growth priorities, including cybersecurity technology.
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

The $0.4 million increase in general and administrative expenses in 2023 compared to 2022 was primarily due to an increase of $1.3 million in professional services expense as a result of increases in accounting and tax fees. Additionally, facility expense increased $0.7 million primarily related to rent expense, equipment expense increased $0.4 million and depreciation expense increased $0.3 million. Partially offsetting these increases was a decrease of $1.6 million in office expenses as the Company paid catch-up tax fee in 2022 related to a property tax audit. Additionally, consulting expense decreased $0.7 million.

In 2024, we expect general and administrative expenses to increase from 2023 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense) - Interest Income

Interest income consists primarily of interest income earned on our invested cash, cash equivalents and marketable securities.

Interest income was $5.1 million and $1.3 million in the years ended December 31, 2023 and 2022, respectively.

Non-Operating Income (Expense) - Interest and Other Income (Expense), Net

In the years ended December 31, 2023 and 2022, interest and other income (expense), net consisted primarily of foreign currency exchange gains and losses, which had a favorable change of $0.6 million in the year ended December 31, 2023 compared to 2022. Additionally, we recorded impairment expense of $1.0 million in the year ended December 31, 2022 related to an equity investment in a private company held by the Company.

Provision for (Benefit from) Income Taxes

We recorded income tax provisions of $3.8 million for the year ended December 31, 2023 and $5.8 million for the year ended December 31, 2022. Our deferred tax assets primarily consist of research and development credits, capitalized research and development expenses and accruals and reserves. The Company’s income tax provision for the years ended December 31, 2023 and 2022 primarily consisted of state and foreign income taxes.

See Note 9 Income Taxes, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $97.2 million, including $3.4 million held outside the United States in our foreign subsidiaries, and $62.1 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2023, we had working capital of $160.8 million, accumulated deficit of $90.5 million and total stockholders’ equity of $207.9 million.

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

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months, at which point it expired. On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. As of December 31, 2023, the Company had $49.7 million available to repurchase shares. Under these repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under these programs, other than the repurchase from Summit, have occurred in the open market. During the year ended December 31, 2023, the Company repurchased 1.3 million shares for a total cost of $16.0 million. During the year ended December 31, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. The first dividend, in the amount of $0.05 per share of common stock outstanding, was paid in December 2021 and was treated as a return of capital, and on November 1, 2022, the Board of Directors increased the dividend amount to $0.06 per share. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend on our results of operations, financial condition, cash requirements, and other factors.

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

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$44,514	$66,100
Investing activities	13,608	11,087
Financing activities	(28,849)	(88,141)
Net increase (decrease) in cash and cash equivalents	$29,273	$(10,954)

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

During the year ended December 31, 2023, cash provided by operating activities was $44.5 million, consisting of net income of $40.0 million and non-cash benefits totaling $22.8 million, partially offset by an unfavorable net change in operating assets and liabilities of $18.3 million. Our non-cash benefits primarily consisted of non-cash charges of $14.1 million for stock-based compensation and $9.3 million of depreciation and amortization expense. The net change in our operating assets and liabilities primarily reflects cash outflows from changes in accrued and other liabilities of $20.8 million, inventory of $6.3 million, accounts payable of $3.0 million and prepaid expenses and other assets of $1.9 million, partially offset by cash inflows from changes in deferred revenue of $14.3 million.
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

Cash Flows from Investing Activities

During the year ended December 31, 2023, cash provided in investing activities was $13.6 million, consisting of proceeds from maturities of marketable securities of $64.5 million and proceeds from the sales of marketable securities of $45.4 million, partially offset by purchases of marketable securities of $85.4 million and capital expenditures of $10.9 million.

During the year ended December 31, 2022, cash used in investing activities was $11.1 million, consisting of purchases of marketable securities of $55.4 million and capital expenditures of $10.8 million, partially offset by proceeds from maturities of marketable securities of $71.0 million and sales of marketable securities of $6.3 million.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash used in financing activities was $28.8 million consisting primarily of $17.8 million of cash used for the payments of cash dividends and $16.0 million of cash used to repurchase our common stock in the open market, partially offset by $4.9 million of cash proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2022, cash used in financing activities was $88.1 million consisting primarily of $79.3 million of cash used to repurchase our common stock in the open market and from Summit, and $15.9 million used for the payments of cash dividends, partially offset by $7.0 million of cash proceeds from common stock issuances under our equity incentive plans.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Note 1, Description of Business and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory cost is determined using a first-in, first-out method. We regularly evaluate inventory for excess and obsolete products. Most of our inventory provisions relate to excess quantities of certain products, based on our inventory levels and future product purchase commitments compared to assumptions based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the consolidated statements of operations.

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription revenue; and (ii) services revenue, which includes post contract support (“PCS”), professional services, and training. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

We account for multiple contracts with a single reseller as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.

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

We recorded $0.1 million of net foreign exchange gains in the year ended December 31, 2023. We recorded $0.5 million and $1.9 million of net foreign exchange losses during the years ended December 31, 2022 and 2021, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. At December 31, 2023, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $62.1 million and $62.1 million, respectively. The effect of a hypothetical 10% change in interest rates would not have had any impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2023 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2023	50 BPS	100 BPS	150 BPS
Marketable securities	$62,289	$62,211	$62,134	$62,056	$61,978	$61,899	$61,821

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of standalone selling price for performance obligations not sold separately

As described further in Note 1 to the consolidated financial statements, most of the Company’s revenue contracts, other than renewals of post contract support, contain multiple performance obligations with a combination of products and post contract support. Products and post contract support generally qualify as distinct performance obligations. For contracts that contain multiple performance obligations, the Company allocates revenue to each distinct performance obligation based on the standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company uses a range of amounts to estimate standalone selling price for products and post contract support sold together in a contract to determine whether there is a discount to be allocated based on the relative standalone selling price of the various products and post contract support. We identified estimates of standalone selling price as a critical audit matter.

The principal consideration for our determination that estimates of standalone selling price is a critical audit matter is that auditing the estimates involved subjective auditor judgment due to the absence of directly observable data which requires the Company to make subjective assumptions used to estimate the standalone selling price for each performance obligation. If the Company does not have an observable standalone selling price, such as when they do not sell a product or service separately, then standalone selling price is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. The Company generally uses a range of amounts to estimate standalone selling price for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end-customer), the geographies in which products and services are sold, and the size of the end-customer. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer contracts was extensive and required subjective auditor judgment.

We obtained an understanding, evaluated design and tested the operating effectiveness of internal controls related to the determination of the standalone selling price for performance obligations not sold separately.

To test management’s estimates of standalone selling price, we performed procedures to evaluate the methodology applied, including evaluating whether management maximized the use of observable inputs. We also inspected the sources of historical data used, evaluated pricing practices, and other observable inputs such as customer grouping, tested the mathematical accuracy of the underlying data and evaluated the accounting policies and practices related to the estimated standalone selling prices by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

San Jose, California
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

San Jose, California
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. and subsidiaries (the Company) as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the two years ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Armanino LLP

San Jose, California
February 27, 2023

We served as the Company’s auditor since 2019. In 2023, we became the predecessor auditor.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$97,244	$67,971
Marketable securities	62,056	83,018
Accounts receivable, net of allowances of $405 and $32, respectively	74,307	72,928
Inventory	23,522	19,693
Prepaid expenses and other current assets	14,695	13,381
Total current assets	271,824	256,991
Property and equipment, net	29,876	19,743
Goodwill	1,307	1,307
Deferred tax assets, net	62,725	63,183
Other non-current assets	24,077	27,881
Total assets	$389,809	$369,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,024	$6,725
Accrued and other liabilities	21,388	37,183
Deferred revenue, current	82,657	74,340
Total current liabilities	111,069	118,248
Deferred revenue, non-current	58,677	52,652
Other non-current liabilities	12,187	17,193
Total liabilities	181,933	188,093
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 89,003 and 87,123 shares issued and 74,359 and 73,738 shares outstanding, respectively	1	1
Treasury stock, at cost: 14,644 and 13,384 shares, respectively	(150,909)	(134,934)
Additional paid-in-capital	486,958	466,927
Dividends paid	(37,619)	(19,802)
Accumulated other comprehensive loss	(71)	(726)
Accumulated deficit	(90,484)	(130,454)
Total stockholders' equity	207,876	181,012
Total liabilities and stockholders' equity	$389,809	$369,105

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Products	$141,082	$173,201	$148,398
Services	110,618	107,137	101,644
Total revenue	251,700	280,338	250,042
Cost of revenue:
Products	31,468	40,135	32,620
Services	16,494	16,697	20,885
Total cost of revenue	47,962	56,832	53,505
Gross profit	203,738	223,506	196,537
Operating expenses:
Sales and marketing	85,976	88,511	85,651
Research and development	55,229	58,398	54,077
General and administrative	23,885	23,518	23,421
Total operating expenses	165,090	170,427	163,149
Income from operations	38,648	53,079	33,388
Non-operating income (expense):
Interest income	5,078	1,304	409
Interest and other income (expense), net	69	(1,667)	(2,155)
Total non-operating income (expense), net	5,147	(363)	(1,746)
Income before income taxes	43,795	52,716	31,642
Provision for (benefit from) income taxes	3,825	5,808	(63,245)
Net income	$39,970	$46,908	$94,887
Net income per share:
Basic	$0.54	$0.62	$1.23
Diluted	$0.53	$0.60	$1.19
Weighted-average shares used in computing net income per share:
Basic	74,210	75,528	77,046
Diluted	75,550	77,751	80,037

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$39,970	$46,908	$94,887
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	911	(497)	(327)
Foreign currency translation adjustment	(256)	—	—
Comprehensive income	$40,625	$46,411	$94,560

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	76,346	$1	$(37,410)	$425,534	$—	$98	$(272,249)	$115,974
Stock-based compensation expense	—	—	—	14,737	—	—	—	14,737
Common stock issued under employee equity incentive plans	2,794	—	—	5,764	—	—	—	5,764
Repurchase of common stock	(1,717)	—	(18,267)	—	—	—	—	(18,267)
Payments for dividends	—	—	—	—	(3,880)	—	—	(3,880)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(327)	—	(327)
Net Income	—	—	—	—	—	—	94,887	94,887
Balance at December 31, 2021	77,423	$1	$(55,677)	$446,035	$(3,880)	$(229)	$(177,362)	$208,888
Stock-based compensation expense	—	—	—	13,852	—	—	—	13,852
Common stock issued under employee equity incentive plans	2,405	—	—	7,040	—	—	—	7,040
Repurchase of common stock	(6,090)	—	(79,257)	—	—	—	—	(79,257)
Payments for dividends	—	—	—	—	(15,922)	—	—	(15,922)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(497)	—	(497)
Net Income	—	—	—	—	—	—	46,908	46,908
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Stock-based compensation expense	—	—	—	15,088	—	—	—	15,088
Common stock issued under employee equity incentive plans	1,881	—	—	4,943	—	—	—	4,943
Repurchase of common stock	(1,260)	—	(15,975)	—	—	—	—	(15,975)
Payments for dividends	—	—	—	—	(17,817)	—	—	(17,817)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	911	—	911
Other comprehensive loss	—	—	—	—	—	(256)	—	(256)
Net Income	—	—	—	—	—	—	39,970	39,970
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$39,970	$46,908	$94,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,346	7,381	8,907
Stock-based compensation	14,081	13,331	14,422
Provision for credit losses and sales returns	(699)	(36)	(616)
Release of deferred tax asset valuation allowance and other adjustments	—	—	(64,186)
Other non-cash items	117	793	1,688
Changes in operating assets and liabilities:
Accounts receivable	(679)	(10,065)	(10,399)
Inventory	(6,302)	2,035	(1,826)
Prepaid expenses and other assets	(1,862)	1,627	(2,134)
Accounts payable	(2,999)	103	1,995
Accrued and other liabilities	(20,801)	(1,338)	(5,573)
Deferred revenue	14,342	5,361	12,932
Net cash provided by operating activities	44,514	66,100	50,097
Cash flows from investing activities:
Proceeds from sales of marketable securities	45,420	6,252	6,865
Proceeds from maturities of marketable securities	64,504	71,045	88,790
Purchases of marketable securities	(85,420)	(55,411)	(128,554)
Capital expenditures	(10,896)	(10,799)	(5,171)
Net cash provided by (used in) investing activities	13,608	11,087	(38,070)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	4,943	7,038	5,764
Repurchases of common stock	(15,975)	(79,257)	(18,267)
Payments for dividends	(17,817)	(15,922)	(3,880)
Net cash used in financing activities	(28,849)	(88,141)	(16,383)
Net increase (decrease) in cash and cash equivalents	29,273	(10,954)	(4,356)
Cash and cash equivalents - beginning of year	67,971	78,925	83,281
Cash and cash equivalents - end of year	$97,244	$67,971	$78,925
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$2,409	$1,747	$199
Cash paid for interest	$—	$—	$4
Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$2,473	$733	$94
Purchases of property and equipment included in accounts payable	$3,298	$230	$6
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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include bank deposits and short-term, highly liquid investments purchased with an original maturity of 90 days or less. Our cash equivalents consist of money market funds.

Marketable Securities
We classify our investments in debt securities as available-for-sale and record these investments at fair value. We may sell these investments at any time before their maturity dates. Accordingly, we classify our securities, including those with maturities exceeding twelve months, as current assets and include them in marketable securities in the consolidated balance sheets. Unrealized gains and losses are reported in accumulated other comprehensive income (loss), net of taxes, in the consolidated statements of stockholders’ equity. Realized gains and losses are determined based on the specific identification method. Realized gains and losses and credit allowances and impairments due to credit losses, if any, on marketable securities are reported in interest and other income, net as incurred in the consolidated statements of operations.

We regularly review our investment portfolio for impairment. If the estimated fair value of available-for-sale debt securities is less than its amortized cost basis, we determine if the difference, if any, is caused by expected credit losses and write-down the amortized cost basis of the securities if it is more likely than not we will be required or we intend to sell the securities before recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in the non-operating income (expense) section of our consolidated statements of operations.

The Company also invests in equity securities with readily determinable fair values which consist of investments in publicly traded companies. These investments are measured at fair value with changes in fair value recognized in our consolidated statements of operations.

Fair Value Measurement
Our financial instruments consist of cash, cash equivalents, marketable securities, accounts receivable and accounts payable. Our cash equivalents are measured and recorded at fair value on a recurring basis. Marketable securities are typically comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and publicly trader equity securities and are measured at fair value on a recurring basis. The Company determines whether a credit loss exists for available-for-sale debt securities in an unrealized loss position. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value and the resulting loss will be recorded in our consolidated statements of operations, if it is more likely than not that we are required to sell the impaired security before recovery of its amortized cost basis, or we have the intention to sell the security. If neither of these conditions are met, the Company considers the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and review of the issuer's financial statements. If factors indicate a credit loss exists, an allowance for credit loss is recorded through other expense, net, limited by the amount that the fair value is less than the amortized cost basis.

For all available-for-sale debt securities, unrealized gains and the amount of unrealized loss relating to factors other than credit loss are reported as a separate component of accumulated other comprehensive loss in our consolidated balance sheets. Realized gains and losses are determined based on the specific identification method and are reported in our consolidated statements of operations.

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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are unsecured and are recorded at invoice amounts, net of allowances for credit losses for any potential uncollectible amounts. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. We mitigate credit risk in respect to accounts receivable by performing periodic credit evaluations based on a number of factors, including past transaction experience, evaluation of credit history and review of the invoicing terms of the contract. We generally do not require our customers to provide collateral to support accounts receivable. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (for examples, bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance for credit losses against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for credit losses based on the length of time the receivables are past due and our historical experience of collections and write-offs.

Inventory
Inventory is stated at the lower of cost or net realizable value. Inventory cost is determined using first-in, first-out method. We regularly evaluate inventory for excess and obsolete products. Most of our inventory provisions relate to excess quantities of certain products, based on our inventory levels and future product purchase commitments compared to assumptions based on management’s assessment of future demand and market conditions. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write downs are included as a component of cost of products revenue in the consolidated statements of operations.

Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation and amortization on property and equipment, excluding leasehold improvements, ranges from one to seven years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Remaining amortization terms on leasehold improvements as of December 31, 2023 ranged from approximately one to six years.

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

Intangible Assets
Intangible assets are recorded at fair value and amortized on a straight-line basis over their estimated useful lives, which ranged from 5 to 11 years. We evaluate our intangible assets for impairment at least annually and when indicators of impairment may exist. There were no impairment charges to our intangible assets during the years ended December 31, 2023, 2022 and 2021. Our purchased intangible assets were fully amortized as of December 31, 2021.

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

Consequently, we have chosen to apply the portfolio approach when possible, which we do not believe will happen frequently. Additionally, we will evaluate a portfolio of data, when possible, in various situations, rights of return and transactions with variable consideration.

We report revenue net of sales taxes. We include shipping charges billed to customers in revenue and the related shipping costs are included in cost of product revenue.

Deferred Contract Acquisition Costs
We capitalize certain contract acquisition costs consisting of incremental sales commissions incurred to obtain customer contracts. Deferred commissions related to product revenues are recognized upon transfer of control to customers. Deferred commissions related to services revenue are recognized as the related performance obligations are met. Deferred commissions that will be recognized during the succeeding 12-month period are recorded as prepaid expenses and other current assets in the Company’s consolidated balance sheets, and the remaining portion is recorded as other non-current assets. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs
Research and development efforts are focused on new product development and on developing additional functionality for our existing products. These expenses consist of personnel costs, and to a lesser extent, prototype materials, depreciation and certain allocated facilities and information technology costs. We expense research and development costs as incurred.

Capitalization of Internal Use Software
The company capitalizes costs incurred during the application development stage associated with the development of internal-use software systems. We account for the capitalization of internal-use software under ASC Topic 350-40, Internal-Use Software. Capitalized costs are included in property and equipment, net on the Company’s consolidated balance sheet. Once a project is available for general release to customers, the accumulated capitalized costs associated with that project will begin to be amortized over the estimated useful life of the software.
Capitalization of Internally Developed Software to be Marketed and Sold
In the first quarter of 2020, we began capitalizing software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under Accounting Standards Codification (“ASC”) Topic 985-20, Software to be Sold, Leased or Marketed. Once a long-term project is available for general release to customers, the accumulated capitalized labor costs associated with that project will begin to be amortized over the expected revenue-generating life of that project and are recorded in cost of sales. In December 2022, we released the software portion of our first capitalized project and impaired the uncompleted hardware portion that we determined would not generate sufficient revenue to justify the cost of completing it. When internal-use software that was previously capitalized is abandoned, the cost less the accumulated amortization, if any, is recorded as an operating expense. In September 2023, we released our second capitalized project after we impaired a portion of it after we determined the full carrying value was not recoverable.

Stock-Based Compensation
Stock-based compensation expense is measured on the grant date based on the fair value of the award and recognized on a straight-line basis over the requisite service period, reduced for actual forfeitures. The fair values of restricted stock units (“RSUs”) are estimated using our stock price at the close of the market on the grant date. The fair value of employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including expected term, stock price volatility and risk-free interest rate. Stock-based compensation expense related to shares not purchased due to terminations, or forfeitures, is reversed on the date of forfeiture. The fair values of market performance-based restricted stock units (“PSUs”) are estimated using the Monte Carlo simulation model, which uses the stock price, expected volatility and risk-free interest rate to determine the fair value.

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2023, 2022 and 2021.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2023	2022	2021
Customer A	14%	11%	11%
Customer B	*	13%	*

* represents less than 10% of total revenue

As of December 31, 2023, one customer accounted for 19% of our total gross accounts receivable. As of December 31, 2022, two customers accounted for 21% and 21% of our total gross accounts receivable.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to us.

2. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

Balance Sheet Line Reference	As of December 31, 2023	As of December 31, 2022
Accounts receivables, net	$74,307	$72,928
Deferred revenue, current	82,657	74,340
Deferred revenue, non-current	58,677	52,652

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s consolidated balance sheets. The contract assets amount was immaterial as of December 31, 2023 and 2022.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2023 and 2022, the Company recognized revenue of $72.3 million and $74.5 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Deferred revenue:
Products	$14,917	$7,782
Services	126,417	119,210
Total deferred revenue	141,334	126,992
Less: current portion	(82,657)	(74,340)
Non-current portion	$58,677	$52,652

Deferred Contract Acquisition Costs
As of December 31, 2023, the current and non-current portions of deferred contract acquisition costs totaled $6.2 million and $4.4 million, respectively, and the related amortization was $5.5 million for the year ended December 31, 2023. As of December 31, 2022, the current and non-current portions of deferred contract acquisition costs totaled $6.1 million and $4.3 million, respectively, and the related amortization was $7.6 million for the year ended December 31, 2022.

For the years ended December 31, 2023, 2022 and 2021, the Company had no impairment loss in relation to capitalized deferred contract acquisition costs and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

As of December 31, 2023
Within 1 year	$82,657
Next 2 to 3 years	55,405
Thereafter	3,272
Total	$141,334

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$15,393	$2	$(2)	$15,393	$35,137	$—	$(550)	$34,587
U.S. Treasury and agency securities	39,963	6	(32)	39,937	28,627	—	(292)	28,335
Commercial paper	998	—	—	998	11,859	—	—	11,859
Asset-backed securities	—	—	—	—	8,331	—	(94)	8,237
Debt securities	$56,354	$8	$(34)	56,328	$83,954	$—	$(936)	83,018
Publicly held equity securities				5,728				—
Total marketable securities				$62,056				$83,018

During the years ended December 31, 2023 and 2022, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses. During the year ended December 31, 2023, the Company sold certain debt securities at a loss and realized a $0.3 million loss.

The Company anticipates that it will recover the entire amortized cost basis of its available-for-sale marketable securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2023 and 2022.

The following table summarizes the cost and estimated fair value of debt securities based on stated effective maturities as of December 31, 2023 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$56,354	$56,328
Mature in 1 - 3 years	—	—
Total	$56,354	$56,328

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,418	$(2)	$—	$—	$9,418	$(2)
U.S. Treasury and agency securities	24,304	(32)	—	—	24,304	(32)
Asset-backed securities	—	—	—	—	—	—
Total	$33,722	$(34)	$—	$—	$33,722	$(34)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$7,610	$(162)	$26,977	$(388)	$34,587	$(550)
U.S. Treasury and agency securities	14,868	(45)	11,567	(247)	26,435	(292)
Asset-backed securities	8,237	(94)	—	—	8,237	(94)
Total	$30,715	$(301)	$38,544	$(635)	$69,259	$(936)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2023 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, the Company determined that as of December 31, 2023, there were no credit losses on any securities within its portfolio of marketable securities.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$52,451	$—	$—	$52,451	$54,336	$—	$—	$54,336
Cash equivalents	44,793	—	—	44,793	13,635	—	—	13,635
Corporate securities	—	15,393	—	15,393	—	34,587	—	34,587
U.S. Treasury and agency securities	12,701	27,236	—	39,937	—	28,335	—	28,335
Commercial paper	—	998	—	998	—	11,859	—	11,859
Asset-backed securities	—	—	—	—	—	8,237	—	8,237
	$109,945	$43,627	$—	153,572	$67,971	$83,018	$—	150,989
Publicly held equity securities - Level 1				5,728				—
Total				$159,300				$150,989

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2023 and 2022.

4. Derivatives

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency that may or may not be designated as hedging instruments. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company enters into foreign exchange forward contracts primarily to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies.

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or not loss position are recorded in prepaid expenses and other current assets in the consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the consolidated statements of operations. As of December 31, 2023 and 2022, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $34.5 million and $27.0 million, respectively. These contracts have maturities of less than 30 days. For the years ended December 31, 2023 and 2022, the Company recorded a net loss of $0.1 million and a net gain of $0.4 million, respectively, in its consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive loss on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive loss in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of December 31, 2023, foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $10.8 million. These contracts have 30 days maturities.

5. Leases

The Company leases various facilities in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2023 (in thousands):

As of December 31, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$16,376
Total right-of-use assets	$16,376

Lease liabilities:
Accrued liabilities	$4,998
Other non-current liabilities	11,822
Total operating lease liabilities	$16,820

The aggregate future lease payments for the Company’s operating leases as of December 31, 2023 were as follows (in thousands):

2024	$5,464
2025	4,958
2026	4,892
2027	2,441
2027	—
Total lease payments	17,755
Less: imputed interest	(935)
Present value of lease liabilities	$16,820

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2023
Operating lease costs	$4,389
Short-term lease costs	495
Total lease costs	$4,884

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

As of December 31, 2023
Weighted-average remaining term (in years)	3.4
Weighted-average discount rate	3.19%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,342

Right-of-use assets obtained in exchange for new lease liabilities	$—

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and has a right-of-use asset of $16.4 million recorded in other non-current assets and has lease liabilities of $5.0 million and $11.8 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of December 31, 2023. The Company had a right-of-use asset of $21.2 million recorded in other non-current assets and has lease liabilities of $4.8 million and $16.8 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2022.

6. Other Balance Sheet Accounts Details

Accounts Receivable Allowance for Credit Losses

The following table presents the changes in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of December 31, 2023	As of December 31, 2022
Allowance for credit losses, beginning balance	$32	$543
Increase (decrease) in allowance	1,181	(202)
Write-offs	(808)	(309)
Allowance for credit losses, ending balance	$405	$32

Inventory

Inventory consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Raw materials	$15,473	$12,771
Finished goods	8,049	6,922
Total inventory	$23,522	$19,693

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Prepaid expenses	$6,143	$5,310
Deferred contract acquisition costs	6,177	6,144
Other	2,375	1,927
Prepaid expenses and other current assets	$14,695	$13,381

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of December 31, 2023	As of December 31, 2022
	(in years)
Equipment	1 to 5	$31,174	$27,028
Software	1 to 6	5,339	2,537
Furniture and fixtures	1 to 7	520	503
Leasehold improvements	Lease term	3,207	3,267
Construction in progress		13,731	9,152
Property and equipment, gross		53,971	42,487
Less: accumulated depreciation		(24,095)	(22,744)
Property and equipment, net		$29,876	$19,743

Depreciation and amortization expense on property and equipment was $4.6 million, $2.7 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Internally Developed Software to be Marketed and Sold

During the years ended December 31, 2023, 2022 and 2021, capitalized costs associated with internally developed software to be marketed and sold totaled $0.5 million, $2.1 million and $2.6 million, respectively. During the year ended December 31, 2023, amortization cost totaled $0.3 million. During the years ended December 31, 2023 and 2022, impairment cost totaled $3.0 million and $0.6 million, respectively. As of December 31, 2023, 2022 and 2021, the unamortized capitalized balance was $3.0 million, $5.8 million and $4.2 million, respectively.

Intangible Assets

Purchased intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed technology	$5,050	$(5,050)	$—	$5,050	$(5,050)	$—
Patents	2,936	(2,936)	—	2,936	(2,936)	—
Total	$7,986	$(7,986)	$—	$7,986	$(7,986)	$—

Amortization expense related to purchased intangible assets was $0.9 million for the year ended December 31, 2021. Purchased intangible assets were fully amortized as of December 31, 2021.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022

Right-of-use assets	$16,376	$21,197
Deferred contract acquisition costs	4,371	4,290
Deposits	1,704	1,739
Other	1,626	655
Total other non-current assets	$24,077	$27,881

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Accrued compensation and benefits	$7,633	$19,832
Accrued tax liabilities	1,429	1,635
Lease liabilities	4,998	4,792
Other	7,328	10,924
Total accrued liabilities	$21,388	$37,183

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Lease liabilities	$11,822	$16,846
Other	365	347
Total other non-current liabilities	$12,187	$17,193

7. Commitments and Contingencies

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

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. The Company had open purchase commitments with manufactures in Taiwan totaling $14.4 million as of December 31, 2023.

The following table summarizes our non-cancelable operating leases as of December 31, 2023 (in thousands):

Years Ending December 31,	Operating Leases
2024	$5,464
2025	4,958
2026	4,892
2027	2,441
Thereafter	—
Total	$17,755

Rent expense was $4.9 million, $4.9 million and $5.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

8. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of December 31, 2023, we had 4,938,541 shares available for future grant under the 2023 Plan.

Like the 2014 Plan, the shares authorized for the 2023 Plan increase annually on January 1 by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Our Board of Directors determined the current shares authorized under the 2023 Plan were sufficient for the time being and decided not to increase the number of shares authorized on January 1, 2024.

To date, the Company has granted stock options, RSUs and PSUs. Stock options expire no more than 10 years from the grant date and generally vest over four years. In the case of an incentive stock option granted to an employee, who at the time of grant, owns stock representing more than 10% of the total combined voting power of all classes of stock, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant, and the incentive stock option will expire no later than five years from the date of grant. For incentive stock options granted to any other employees and nonstatutory stock options granted to employees, consultants, or members of our Board of Directors, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. RSUs and PSUs generally vest from one to four years.

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

Employees purchased 299,425 shares at an average price of $11.59 per share and with an aggregate intrinsic value of $0.6 million during the year ended December 31, 2023. Employees purchased 274,937 shares at an average price of $12.88 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2022. Employees purchased 434,547 shares at an average price of $7.46 per share and with an aggregate intrinsic value of $2.1 million during the year ended December 31, 2021. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2023, we had 812,277 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation by type of award:
Stock options	$—	$—	$—
Stock awards	12,999	11,995	13,302
Employee stock purchase rights	1,082	1,336	1,120
Total	$14,081	$13,331	$14,422

Stock-based compensation by category of expense:
Cost of revenue	$1,702	$1,556	$1,580
Sales and marketing	3,722	4,556	4,306
Research and development	3,232	3,346	3,906
General and administrative	5,425	3,873	4,630
Total	$14,081	$13,331	$14,422

As of December 31, 2023, the Company had $31.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.5 years.

Fair Value Determination

The fair values of employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.3%	0.9%	0.1%
Expected volatility	42%	58%	58%
Dividend rate	1.80%	1.25%	0.60%

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

•Dividend Rate. In December 2021, the Company paid its first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding and increased the amount to $0.06 per share in the three months ended December 31, 2022. For the years ended December 31, 2023, 2022 and 2021, the expected dividend rate assumes cash dividends will total $0.24, $0.24 and $0.20 per common share outstanding annually, respectively.

Stock-based compensation expense related to shares not purchased due to terminations, or forfeitures, is reversed on the date of forfeiture.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2022	279	$6.59
Granted	—	—
Exercised	(199)	7.37
Canceled	—	—
Outstanding as of December 31, 2023	80	$4.63	0.83	$679
Vested and exercisable as of December 31, 2023	80	$4.63	0.83	$679

(1)The aggregate intrinsic value represents the excess of the closing price of our common stock of $13.17 as of December 31, 2023 over the exercise price of the outstanding in-the-money options.

No stock options were granted in years ended December 31, 2022, 2021 and 2020.

The intrinsic value of options exercised is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Intrinsic value of options exercised (1)	$1,440	$5,744	$5,911

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2023, there were 2,386,043 RSUs outstanding that were unvested and 630,479 PSUs outstanding that had not yet achieved their market-performance vesting conditions.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2022	3,218	$11.14
Granted	1,642	14.04
Released	(1,381)	9.80
Canceled	(462)	12.32
Nonvested as of December 31, 2023	3,017	$13.15	1.78

Following is additional information pertaining to our stock award activities (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value of stock awards granted (per share)	$14.04	$13.76	$11.75
Total fair value of stock awards released (vested) during the period	$13,535	$12,226	$11,536

Repurchase Agreement

On September 8, 2022, the Company entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 3.5 million shares of common stock for $12.75 per share, or an aggregate purchase price of $44.6 million. The common shares repurchased are held in treasury and accounted for under the cost method.

Stock Repurchase Programs

On October 28, 2021, the Company announced its Board of Directors authorized a stock repurchase program of up to $100 million of its common stock over a period of twelve months. On November 1, 2022, the Company announced its Board of Directors had authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months.
These repurchase programs expired after being active for twelve months. On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. As of December 31, 2023, the Company had $49.7 million available to repurchase shares under the latest program. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

To date, all repurchases under these programs have occurred in the open market. During the year ended December 31, 2023, the Company repurchased 1.3 million shares for a total cost of $16.0 million. During the year ended December 31, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million. During the year ended December 31, 2021, the Company repurchased 1.7 million shares for a total cost of $18.3 million.

9. Net Income Per Share

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

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock options, RSUs, PSUs and employee stock purchase rights	93	94	428

10. Income Taxes

The geographical breakdown of income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic income	$41,105	$52,231	$29,088
Foreign income	2,690	485	2,554
Income before income taxes	$43,795	$52,716	$31,642

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current provision for income taxes:
Federal	$329	$—	$—
State	2,016	1,107	18
Foreign	1,228	1,917	1,565
Total current	3,573	3,024	1,583
Deferred tax expense (benefit):
Federal	$1,374	$2,206	$(58,103)
State	(1,265)	656	(6,880)
Foreign	143	(78)	155
Total deferred	252	2,784	(64,828)
Provision for (benefit from) income taxes	$3,825	$5,808	$(63,245)

     The reconciliation of the statutory federal income taxes and the provision for (benefit from) income taxes is as follows (in thousands, except percentages):

	Years Ended December 31,
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$9,197	21.0%	$11,070	21.0%	$6,645	21.0%
State tax - net of federal benefits	751	1.7	1,531	2.9	(6,866)	(21.7)
Foreign rate differential	954	2.2	1,737	3.3	1,184	3.7
Changes in federal valuation allowance	210	0.5	—	—	(63,153)	(199.6)
Stock-based compensation	(1,083)	(2.5)	(1,992)	(3.8)	(908)	(2.9)
Non-deductible meals and entertainment expenses	398	0.9	252	0.5	67	0.2
Other permanent items	5	—	73	0.1	385	1.3
Federal tax credits - net of uncertain tax positions	(4,047)	(9.2)	(3,844)	(7.3)	(480)	(1.5)
Amended return true-up	(8)	—	(4,176)	(7.9)	—	—
Foreign-derived intangible income deduction	(3,585)	(8.2)	—	—	—	—
162(m) limitation on officers compensation	1,221	2.8	998	1.9	268	0.8
Other	(188)	(0.4)	159	0.3	(387)	(1.2)
	$3,825	8.7%	$5,808	11.0%	$(63,245)	(199.9)%

Deferred tax balances are comprised of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$3,799	$11,954
Research and development credits, net of uncertain tax positions	36,592	32,837
Accruals, reserves and other	18,433	22,041
Stock-based compensation	1,475	1,912
Depreciation and amortization	(1,052)	229
Operating lease liability	3,669	4,459
Capitalized research and development expenses	23,497	12,075
Gross deferred tax assets	86,413	85,507
Valuation allowance	(17,588)	(15,581)
Total deferred tax assets	68,825	69,926
Deferred tax liabilities:
Deferred contract acquisition costs	(2,429)	(2,341)
Operating lease right-of-use asset	(3,533)	(4,336)
Other	(138)	(66)
Total deferred tax liabilities	(6,100)	(6,743)
Net deferred tax assets	$62,725	$63,183

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis. Therefore we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the years ended December 31, 2023 and 2022, the valuation allowance increased by $2.0 million and $1.8 million, respectively.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

As of December 31, 2023 we had no U.S. federal NOL carryforward balance. As of December 31, 2022, we had U.S. federal NOL carryforwards of $39.0 million. As of December 31, 2023 and 2022, we had state NOL carryforwards of $54.9 million and $62.0 million, respectively. The state NOL carryforwards expire in various years ending between 2023 and 2039, if not utilized.

Additionally, as of December 31, 2023 and 2022, we had U.S. federal research and development credit carryforwards of $22.8 million and $20.4 million, respectively, and state research and development credit carryforwards of $25.3 million and $22.8 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2031 while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in IRC Sections 382 and 383 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization. The Company believes NOL’s will not expire unused as a result of any Section 382 annual limitations.

Additionally, as of December 31, 2023 and 2022, we had U.S. foreign tax credit carryforwards of $0.4 million and $6.2 million, respectively.

With respect to our undistributed foreign subsidiaries’ earnings, we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2023 and 2022, the undistributed earnings approximated $18.5 million and $16.6 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

Uncertain Tax Positions

As of December 31, 2023, 2022 and 2021, we had gross unrecognized tax benefits of $7.6 million, $7.1 million and $6.8 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and was immaterial for the years ended December 31, 2022, 2021 and 2020. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits—beginning balance	$7,077	$6,841	$4,585
Increases (decreases) related to tax positions from prior years	27	(226)	1,793
Increases related to tax positions taken during current year	580	462	463
Releases / statute lapses	(109)	—	—
Gross unrecognized tax benefits—ending balance	$7,575	$7,077	$6,841

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2023, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.7 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Section 174 to require research and experimental (“R&E”) expenses incurred in tax years beginning on or after January 1, 2022, to be capitalized and amortized over five years (fifteen years for expenditures attributable to R&E activity performed outside the United States) using a half-year convention. Prior to the amendment, Section 174 expenses were allowed to be expensed in the year incurred. In 2023, the Company is capitalizing $44.8 million of US R&E expenses (amortizable over 5 years) and $18.1 million of R&E expenses performed outside the US (amortizable over 15 years) which results in unfavorable book/tax differences as a temporary adjustment. Since the Section 174 impact is a temporary difference, no material impact to tax expense is expected.

11. Segment Information

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2023	2022	2021
Americas	$132,745	$148,673	$121,169
United States	113,766	129,397	99,484
Americas-other	18,979	19,276	21,685
APJ	77,606	89,702	90,374
APAC	29,748	32,986	28,674
Japan	47,858	56,716	61,700
EMEA	41,349	41,963	38,499
Total	$251,700	$280,338	$250,042
The APJ region comprises Japan and all other countries in APAC (excluding Japan).

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	As of December 31, 2023	As of December 31, 2022
Americas	$43,782	$37,420
Japan	1,096	1,852
Other	1,374	1,668
Total	$46,252	$40,940

12. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under IRC Section 401(k), which is offered to all of its United States employees. Participants in the plan may elect to contribute up to $22,500 of their annual compensation to the plan for the 2023 calendar year and $23,000 for the 2024 calendar year. Individuals who are 50 or older may contribute an additional $7,500 of their annual income in both 2023 and 2024. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company’s matching contributions totaled $1.2 million, $1.1 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

13. Subsequent Event

On February 6, 2024, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.06 per share of common stock outstanding, will be paid on March 1, 2024, to shareholders of record on February 16, 2024 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time to time.

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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.30	Common Stock Repurchase Agreement, dated as of September 8, 2022, between A10 Networks, Inc. and Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P.	8-K	001-36343	10.1	September 9, 2022
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm					X
23.2	Consent of Armanino LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
97	A10 Networks, Inc. Policy for the Recovery of Erroneously Awarded Compensation					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	February 29, 2024	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	February 29, 2024
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Brian Becker	Chief Financial Officer	February 29, 2024
Brian Becker	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	February 29, 2024
Tor R. Braham

/s/ Peter Y. Chung	Director	February 29, 2024
Peter Y. Chung

/s/ Eric Singer	Director	February 29, 2024
Eric Singer

/s/ Dana Wolf	Director	February 29, 2024
Dana Wolf