Form 10-K/A
period 2023-12-31
A10 Networks, Inc.
filed 2024-03-07
CIK 1580808

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K/A except those exhibits so incorporated as set forth in the exhibit index.

Audit Firm ID	Auditor Name	Auditor Location
248	GRANT THORNTON LLP	San Jose, California

EXPLANATORY NOTE

A10 Networks, Inc. (the “Company”) is filing this Amendment Number 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission on February 29, 2024 (the “Original Filing”), solely to replace Item 9B. Other Information – Insider Adoption of Termination of Trading Arrangements in the Original Filing.

This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or modify or update disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are contained within this Amendment, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART II

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

On October 4, 2023, the trading plan of Dhrupad Trivedi, President, Chief Executive Officer and Chairman, dated June 12, 2023, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”) to sell up to 60,606 shares of our common stock between November 7, 2023 and November 9, 2023, subject to certain conditions, terminated, under which no shares were ultimately sold. Subsequently, on November 27, 2023, Mr. Trivedi adopted a trading plan intended to satisfy Rule 10b5-1(c) with respect to the sale of up to 60,606 shares of our common stock between March 5, 2024 and May 16, 2024 (unless earlier terminated pursuant to the terms of the plan or upon the date all shares under the plan are sold).

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference in the Original Filing to the section of the Original Filing in Item 8, titled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: No schedules are required.

3. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	2008 Stock Plan and forms of agreements thereunder	10-Q	001-36343	10.2	May 13, 2014
10.3*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.4*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.5*	2014 Employee Stock Purchase Plan and forms of agreements thereunder	S-1/A	333-194015	10.5	March 10, 2014
10.6*	Form of Stock Option Agreement pursuant to the 2008 Stock Plan	10-Q	001-36343	10.2	August 4, 2014
10.7*	Form of Stock Option Agreement- Early Exercise pursuant to the 2008 Stock Plan	10-Q	001-36343	10.3	August 4, 2014
10.8*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.9*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.10*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.11*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.13	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.12	February 18, 2014
10.14	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.13	February 18, 2014
10.15	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.14	February 18, 2014
10.16	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.15	February 18, 2014
10.17	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.16	February 18, 2014
10.18	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.17	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.19	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.18	February 18, 2014
10.20	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.19	February 18, 2014
10.21	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1/A	333-194015	10.2	February 18, 2014
10.22	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.23	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.21	February 18, 2014
10.24	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1/A	333-194015	10.22	February 18, 2014
10.25	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1/A	333-194015	10.23	February 18, 2014
10.26	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.27*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.28*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.29	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.30	Common Stock Repurchase Agreement, dated as of September 8, 2022, between A10 Networks, Inc. and Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P.	8-K	001-36343	10.1	September 9, 2022
21.1	List of subsidiaries of the Registrant	10-K	001-36343	21.1	March 10, 2020
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm	10-K	001-36343	23.1	February 29, 2024
23.2	Consent of Armanino LLP, independent registered public accounting firm	10-K	001-36343	23.2	February 29, 2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-36343	32.1	February 29, 2024
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-36343	32.2	February 29, 2024
97	A10 Networks, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-36343	97	February 29, 2024
101	Inline XBRL ("iXBRL") for the information under Part II, Item 9B, “Other Information” of this Amendment No. 1 on Form 10-K/A					X
101.INS	XBRL Instance Document.	10-K	001-36343	101.INS	February 29, 2024
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-36343	101.SCH	February 29, 2024
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36343	101.CAL	February 29, 2024
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36343	101.DEF	February 29, 2024
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-36343	101.LAB	February 29, 2024
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36343	101.PRE	February 29, 2024

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	March 7, 2024	By:	/s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)