Form 10-Q
period 2024-03-31
A10 Networks, Inc.
filed 2024-05-03
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 26, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 74,455,219.

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channel partners to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our investor relations website is located at https://investors.A10networks.com. We use our investor relations website, our company blog (https://www.a10networks.com/blog) and our corporate X (formerly Twitter) account (https://x.com/A10Networks) to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, our company blog and our corporate X account, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$122,909	$97,244
Marketable securities	59,163	62,056
Accounts receivable, net of allowances of $1,181 and $405, respectively	55,906	74,307
Inventory	24,895	23,522
Prepaid expenses and other current assets	13,225	14,695
Total current assets	276,098	271,824
Property and equipment, net	30,254	29,876
Goodwill	1,307	1,307
Deferred tax assets, net	62,323	62,725
Other non-current assets	25,676	24,077
Total assets	$395,658	$389,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,049	$7,024
Accrued liabilities	24,466	21,388
Deferred revenue	83,345	82,657
Total current liabilities	112,860	111,069
Deferred revenue, non-current	57,561	58,677
Other non-current liabilities	10,928	12,187
Total liabilities	181,349	181,933
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 89,309 and 89,003 shares issued and 74,434 and 74,359 shares outstanding, respectively	1	1
Treasury stock, at cost: 14,875 and 14,644 shares, respectively	(153,948)	(150,909)
Additional paid-in-capital	491,164	486,958
Dividends paid	(42,091)	(37,619)
Accumulated other comprehensive income (loss)	(59)	(71)
Accumulated deficit	(80,758)	(90,484)
Total stockholders' equity	214,309	207,876
Total liabilities and stockholders' equity	$395,658	$389,809
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenue:
Products	$30,069	$31,182
Services	30,606	26,509
Total net revenue	60,675	57,691
Cost of net revenue:
Products	6,799	6,083
Services	4,645	4,133
Total cost of net revenue	11,444	10,216
Gross profit	49,231	47,475
Operating expenses:
Sales and marketing	21,214	22,334
Research and development	14,063	11,665
General and administrative	6,741	7,309
Total operating expenses	42,018	41,308
Income from operations	7,213	6,167
Non-operating income (expense), net:
Interest income	1,681	973
Other income (expense), net	2,326	(2,218)
Non-operating income (expense), net	4,007	(1,245)
Income before provision for income taxes	11,220	4,922
Provision for income taxes	1,494	964
Net income	$9,726	$3,958
Net income per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05
Weighted-average shares used in computing net income per share:
Basic	74,451	74,001
Diluted	75,318	75,541

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$9,726	$3,958
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(39)	527
Unrealized gain on cash flow hedge, net of tax	51	36
Comprehensive income	$9,738	$4,521

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended March 31, 2023	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Common stock issued under employee equity incentive plans	459	—	—	473	—	—	—	473
Stock-based compensation expense	—	—	—	3,941	—	—	—	3,941
Payments for dividends	—	—	—	—	(4,446)	—	—	(4,446)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	527	—	527
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	36	—	36
Net Income	—	—	—	—	—	—	3,958	3,958
Balance at March 31, 2023	74,197	$1	$(134,934)	$471,341	$(24,248)	$(163)	$(126,496)	$185,501

Three Months Ended March 31, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	305	—	—	89	—	—	—	89
Repurchase of common stock	(230)	—	(3,039)	—	—	—	—	(3,039)
Stock-based compensation expense	—	—	—	4,117	—	—	—	4,117
Payments for dividends	—	—	—	—	(4,472)	—	—	(4,472)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(39)	—	(39)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	51	—	51
Net Income	—	—	—	—	—	—	9,726	9,726
Balance at March 31, 2024	74,434	$1	$(153,948)	$491,164	$(42,091)	$(59)	$(80,758)	$214,309

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,726	$3,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,692	2,106
Stock-based compensation	3,839	3,742
Other non-cash items	456	(169)
Changes in operating assets and liabilities:
Accounts receivable	17,684	5,687
Inventory	(2,187)	(1,522)
Prepaid expenses and other assets	1,549	1,519
Accounts payable	(2,707)	(676)
Accrued liabilities	1,820	(16,997)
Deferred revenue	(428)	1,506
Net cash provided by (used in) operating activities	32,444	(846)
Cash flows from investing activities:
Proceeds from sales of marketable securities	4,391	—
Proceeds from maturities of marketable securities	39,899	29,263
Purchases of marketable securities	(40,722)	(21,221)
Capital expenditures	(2,925)	(2,675)
Net cash provided by investing activities	643	5,367
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	89	473
Repurchase of common stock	(3,039)	—
Payments for dividends	(4,472)	(4,446)
Net cash used in financing activities	(7,422)	(3,973)
Net increase in cash and cash equivalents	25,665	548
Cash and cash equivalents—beginning of period	97,244	67,971
Cash and cash equivalents—end of period	$122,909	$68,519

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$813	$824
Purchases of property and equipment included in accounts payable	$732	$142

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises, and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC” or the “Commission”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from our audited financial statements, which are included in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC (the “2023 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2023 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements, therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2023 Annual Report filed with the SEC on February 29, 2024. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2024	2023
Customer A	14%	*
Customer B	11%	15%

* represents less than 10% of total revenue

As of March 31, 2024, one customer accounted for 19% of our total gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of our total gross accounts receivable.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect the adoption of this accounting standard to have an impact on our consolidated financial statements, but will require certain additional disclosures.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2024 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2024 (in thousands):

	As of March 31, 2024	As of December 31, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$15,155	$16,376
Total right-of-use assets	$15,155	$16,376

Lease liabilities:
Accrued liabilities	$5,000	$4,998
Other non-current liabilities	10,558	11,822
Total operating lease liabilities	$15,558	$16,820

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$4,059
2025	4,945
2026	4,893
2027	2,441
Total lease payments	16,338
Less: imputed interest	(780)
Present value of lease liabilities	$15,558

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$1,085	$1,110
Short-term lease costs	116	127
Total lease costs	$1,201	$1,237

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted-average remaining term (years)	3.15	4.07
Weighted-average discount rate	3.2%	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,354	$1,357
Right-of-use assets obtained in exchange for new lease liabilities	$—	$—

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$12,749	$—	$(15)	$12,734	$15,393	$2	$(2)	$15,393
U.S. Treasury and agency securities	43,889	1	(61)	43,829	39,963	6	(32)	39,937
Commercial paper	—	—	—	—	998	—	—	998
Debt securities	$56,638	$1	$(76)	$56,563	$56,354	$8	$(34)	$56,328
Publicly held equity securities - Level 1				2,600				5,728
Total marketable securities				$59,163				$62,056

During the three months ended March 31, 2024 and 2023, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of March 31, 2024 (excluding publicly held equity securities, in thousands):

As of March 31, 2024	Amortized Cost	Fair Value
Less than 1 year	$52,088	$52,028
Mature in 1 - 3 years	4,550	4,535
Total	$56,638	$56,563

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,734	$(15)	$—	$—	$12,734	$(15)
U.S. Treasury and agency securities	33,332	(48)	6,432	(13)	39,764	(61)
Total	$46,066	$(63)	$6,432	$(13)	$52,498	$(76)

Marketable securities in an unrealized loss position as of December 31, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,418	$(2)	$—	$—	$9,418	$(2)
U.S. Treasury and agency securities	24,304	(32)	—	—	24,304	(32)
Total	$33,722	$(34)	$—	$—	$33,722	$(34)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2024 and 2023.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$77,050	$—	$—	$77,050	$52,451	$—	$—	$52,451
Cash equivalents	45,859	—	—	45,859	44,793	—	—	44,793
Corporate securities	—	12,734	—	12,734	—	15,393	—	15,393
U.S. Treasury and agency securities	13,233	30,596	—	43,829	12,701	27,236	—	39,937
Commercial paper	—	—	—	—	—	998	—	998
	$136,142	$43,330	$—	$179,472	$109,945	$43,627	$—	$153,572
Publicly held equity securities - Level 1				2,600				5,728
Total marketable securities				$182,072				$159,300

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended

March 31, 2024 and 2023.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or not loss position are recorded in prepaid expenses and other current assets in the consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $43.3 million and $34.5 million, respectively. These contracts have maturities of less than 30 days. For the three months ended March 31, 2024 and 2023, the Company recorded net losses of $0.2 million and $0.6 million, respectively, in its consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of March 31, 2024, no foreign exchange forward currency contracts designated as hedging instruments were outstanding and as of December 31, 2023, foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $10.8 million. These contracts have 30 days maturities.

5. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of March 31, 2024	As of December 31, 2023

Allowance for credit losses, beginning balance	$405	$32
Increase (decrease) in allowance	1,562	1,181
Write-offs	(786)	(808)
Allowance for credit losses, ending balance	$1,181	$405

Inventory

Inventory consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023

Raw materials	$17,585	$15,473
Finished goods	7,310	8,049
Total inventory	$24,895	$23,522

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023

Prepaid expenses	$5,636	$6,143
Deferred contract acquisition costs	5,789	6,177
Other	1,800	2,375
Total prepaid expenses and other current assets	$13,225	$14,695

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of March 31, 2024	As of December 31, 2023
	(in years)
Equipment	1 - 5	$33,148	$31,174
Software	1 - 3	3,846	5,339
Furniture and fixtures	1 - 7	531	520
Leasehold improvements	Lease term	3,425	3,207
Construction in process		14,860	13,731
Property and equipment, gross		55,810	53,971
Less: accumulated depreciation		(25,556)	(24,095)
Property and equipment, net		$30,254	$29,876

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $1.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Internally Developed Software to be Marketed and Sold

During the three months ended March 31, 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended March 31, 2023, costs associated with internally developed software to be marketed and sold totaled $0.1 million. During the three months ended March 31, 2024 and 2023, amortization cost totaled $0.1 million in each period, respectfully. As of March 31, 2024, the unamortized capitalized internally developed software balance was $2.9 million and is included in other non-current assets. Internally developed software typically has a useful life of 6 years once it’s released and is generally available to customers.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023

Accrued compensation and benefits	$8,899	$7,633
Accrued tax liabilities	3,332	1,429
Lease liability	5,000	4,998
Other	7,235	7,328
Total accrued liabilities	$24,466	$21,388

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023

Deferred revenue:
Products	$15,131	$14,917
Services	125,775	126,417
Total deferred revenue	140,906	141,334
Less: current portion	(83,345)	(82,657)
Non-current portion	$57,561	$58,677

6. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2024.

Rent expense was $1.2 million for both the three months ended March 31, 2024 and 2023.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $11.1 million as of March 31, 2024.

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

7. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of March 31, 2024, we had 4,379,799 shares available for future grant under the 2023 Plan.

Like the 2014 Plan, shares authorized for the 2023 Plan increase annually by the lesser of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other lesser amount as determined by our Board of Directors. Our Board of Directors determined current shares authorized under the 2023 Plan were sufficient for the time being and decided not to increase the number of shares authorized on January 1, 2024.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of March 31, 2024, the Company had 812,277 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation by type of award:
Stock awards	$3,532	$3,443
Employee stock purchase rights	307	299
	$3,839	$3,742

Stock-based compensation by category of expense:
Cost of net revenue	$457	$412
Sales and marketing	1,033	1,165
Research and development	869	831
General and administrative	1,480	1,334
	$3,839	$3,742

As of March 31, 2024, the Company had $33.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.73 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	80	$4.63
Exercised	(20)	4.40
Canceled	(3)	12.19
Outstanding as of March 31, 2024	57	4.38	0.72	$529
Vested and exercisable as of March 31, 2024	57	$4.38	0.72	$529

As of March 31, 2024, the aggregate intrinsic value represents the excess of the closing price of our common stock of $13.69 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.2 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2024, there were 2,389,566 RSUs and 900,590 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2023	3,017	$13.15
Granted	602	12.38
Released	(285)	10.32
Canceled	(44)	13.73
Nonvested as of March 31, 2024	3,290	$13.25	2.04	$45,042

The aggregate fair value of stock awards released was $2.9 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Repurchase Programs

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). Through March 31, 2023, no shares had been repurchased under the 2022 Program. This repurchase program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”). During the three months ended March 31, 2024, the Company repurchased 0.2 million shares for a total cost of $3.0 million under the 2023 Program.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net income per share
Numerator:
Net income	$9,726	$3,958
Denominator:
Weighted-average shares outstanding - basic	74,451	74,001
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	867	1,540
Weighted-average shares outstanding - diluted	75,318	75,541
Net income per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options, restricted stock units and employee stock purchase rights	65	186

9. Income Taxes

We recorded a provision for income tax $1.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s income tax provision for the three months ended March 31, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

We had $8.1 million of unrecognized tax benefits as of March 31, 2024. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

10. Geographic Information

We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas	$27,442	$29,956
United States	23,144	24,121
Americas-other	4,298	5,835
APJ	25,043	15,760
EMEA	8,190	11,975
Total net revenue	$60,675	$57,691

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of March 31, 2024	As of December 31, 2023
United States	$42,761	$43,782
APAC	1,426	1,094
Japan	925	1,096
EMEA	297	280
Total	$45,409	$46,252

11. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Service providers	$37,661	$32,566
Enterprises	23,014	25,125
Total	$60,675	$57,691

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accounts receivable, net	$55,906	$74,307
Deferred revenue, current	83,345	82,657
Deferred revenue, non-current	57,561	58,677

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2024 and December 31, 2023.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $27.2 million and $25.2 million during the three months ended March 31, 2024 and 2023, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of March 31, 2024, the current and non-current portions of deferred contract acquisition costs were $5.8 million and $4.1 million, respectively. As of December 31, 2023, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $2.0 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of March 31, 2024

Within 1 year	$83,345
Next 2 to 3 years	54,135
Thereafter	3,426
Total	$140,906

11. Subsequent Events

On April 30, 2024, the Company announced its Board of Directors declared a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on June 3, 2024 to stockholders of record on May 15, 2024 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Note Regarding Forward-Looking Statements” and other risk factors contained in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises, and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and all other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

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

During the three months ended March 31, 2024, (i) 45% of our total revenue was generated from the Americas region, of which 38% was generated from the United States, (ii) 41% from the APJ region, of which 31% was generated from Japan, and (iii) 14% from the EMEA region. During the three months ended March 31, 2023, (i) 52% of our total revenue was generated from the Americas region, of which 42% was generated from the United States, (ii) 27% from the APJ region, of which 18% was generated from Japan, and (iii) 21% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 38% and 44% of our total revenue during the three months ended March 31, 2024 and 2023, respectively, and our service provider customers accounted for 62% and 56% of our total revenue during the three months ended March 31, 2024 and 2023, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 44% and 33% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2024, we had $122.9 million of cash and cash equivalents and $59.2 million of marketable securities. Cash provided by operating activities was $32.4 million during the three months ended March 31, 2024, compared to cash used in operating activities of $0.8 million in the same period of 2023.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$30,069	49.6%	$31,182	54.1%	$(1,113)	(3.6)%
Services	30,606	50.4	26,509	45.9	4,097	15.5
Total net revenue	60,675	100.0	57,691	100.0	2,984	5.2
Cost of net revenue:
Products	6,799	11.2	6,083	10.5	716	11.8
Services	4,645	7.7	4,133	7.2	512	12.4
Total cost of net revenue	11,444	18.9	10,216	17.7	1,228	12.0
Gross profit	49,231	81.1	47,475	82.3	1,756	3.7
Operating expenses:
Sales and marketing	21,214	35.0	22,334	38.7	(1,120)	(5.0)
Research and development	14,063	23.2	11,665	20.2	2,398	20.6
General and administrative	6,741	11.1	7,309	12.7	(568)	(7.8)
Total operating expenses	42,018	69.3	41,308	71.6	710	1.7
Income from operations	7,213	11.9	6,167	10.7	1,046	17.0
Non-operating income (expense), net:
Interest income	1,681	2.8	973	1.7	708	72.8
Other income (expense), net	2,326	3.8	(2,218)	(3.8)	4,544	(204.9)
Non-operating income (expense), net	4,007	6.6	(1,245)	(2.2)	5,252	(421.8)
Income before provision for income taxes	11,220	18.5	4,922	8.5	6,298	128.0
Provision for income taxes	1,494	2.5	964	1.7	530	55.0
Net income	$9,726	16.0%	$3,958	6.9%	$5,768	145.7%

Net Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service offerings.

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

We generate services revenue from sales of post contract support (“PCS”), which is bundled with sales of products and technical services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-available basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. Additionally, an immaterial portion of our services revenue comes from subscription revenue. We offer several services by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$30,069	50%	$31,182	54%	$(1,113)	(4)%
Services	30,606	50	26,509	46	4,097	15
Total net revenue	$60,675	100%	$57,691	100%	$2,984	5%
Net revenue by geographic region:
Americas	$27,442	45%	$29,956	52%	$(2,514)	(8)%
United States	23,144	38%	24,121	42%	(977)	(4)%
Americas-other	4,298	7%	5,835	10%	(1,537)	(26)%
APJ	25,043	41%	15,760	27%	9,283	59%
EMEA	8,190	14%	11,975	21%	(3,785)	(32)
Total net revenue	$60,675	100%	$57,691	100%	$2,984	5%

Total net revenue increased $3.0 million, or 5%, during the three months ended March 31, 2024, compared to the same period of 2023. Changes in revenue were due primarily to (i) a $9.3 million increase in the APJ region, comprised of an increase in the Japan region of $8.8 million and an increase in APAC of $0.5 million, (ii) a $3.8 million decrease in the EMEA region, and (iii) a $2.5 million decrease in the Americas region, comprised of a decrease in Americas-other of $1.5 million and a decrease in the United States of $1.0 million. The overall increase in revenue was attributable to a $5.1 million increase in revenue from service provider customers, partially offset by a $2.1 million decrease in revenue from enterprise customers during the three months ended March 31, 2024 compared to the same period of 2023. Products revenue decreased $1.1 million, of which the EMEA region decreased $4.6 million and the Americas region decreased $3.9 million, partially offset by an increase of $7.5 million in the APJ region for the three months ended March 31, 2024, compared to the same period of 2023. Services revenue increased $4.1 million, comprised of increase of $1.8 million, $1.4 million and $0.8 million in the APJ, Americas and EMEA regions, respectively, for the three months ended March 31, 2024, compared to the same period of 2023.

Products revenue decreased $1.1 million, or 4%, during the three months ended March 31, 2024 compared to the same period of 2023, as a result of a decrease in demand from our enterprise customers in the EMEA and Americas regions.

Services revenue increased $4.1 million, or 15%, during the three months ended March 31, 2024, compared to the same periods of 2023, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in the APJ and Americas regions.

During the three months ended March 31, 2024, $27.4 million, or 45% of total revenue, was generated from the Americas region, which represents an 8% decrease in revenue compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our enterprise customers.

During the three months ended March 31, 2024, $25.0 million, or 41% of total revenue, was generated from the APJ region, which represents a 59% increase compared to the same period of 2023. The increase was primarily due to higher services revenue due to an increase in demand from our service provider customers.

During the three months ended March 31, 2024, $8.2 million, or 14% of total revenue, was generated from the EMEA region, which represents a 32% decrease compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our enterprise customers.

Cost of Net Revenue, Gross Profit and Gross Margin

Cost of Net Revenue

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of net revenue:
Products	$6,799	$6,083	$716	11.8%
Services	4,645	4,133	512	12.4
Total cost of net revenue	$11,444	$10,216	$1,228	12.0%

Products cost of revenue increased 11.8% during the three months ended March 31, 2024 compared to the same periods of 2023, primarily due to an increase in products revenue.

Services cost of revenue increased 12.4% during the three months ended March 31, 2024 compared to the same periods of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$23,270	77.4%	$25,099	80.5%	$(1,829)	(3.1)%
Services	25,961	84.8	22,376	84.4	3,585	0.4
Total gross profit	$49,231	81.1%	$47,475	82.3%	$1,756	(1.2)%

Products gross margin decreased 3.1% during the three months ended March 31, 2024 compared to the same period of 2023, primarily due to product and regional mix.

Services gross margin increased 0.4% during the three months ended March 31, 2024 compared to the same period of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$21,214	$22,334	$(1,120)	(5.0)%
Research and development	14,063	11,665	2,398	20.6
General and administrative	6,741	7,309	(568)	(7.8)
Total operating expenses	$42,018	$41,308	$710	1.7%

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

Sales and marketing operating expenses decreased $1.1 million, or 5.0%, in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in personnel costs.

In 2024, we expect sales and marketing expenses to increase from 2023 levels in line with overall revenue growth as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses increased $2.4 million, or 20.6%, in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in personnel costs.

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

General and administrative operating expenses decreased $0.6 million, or 7.8%, in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in professional services costs.

In 2024, we expect general and administrative expenses to increase modestly as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense), Net

Non-Operating income (expense), net, consists primarily of foreign currency exchange gains and losses, partially offset by interest income earned on our cash and cash equivalents and marketable securities.

Non-operating income (expense), net, had a favorable change of $5.3 million for the three months ended March 31, 2024, compared to the same period of 2023. The favorable change for the three months ended March 31, 2024, compared to the same period of 2023, was primarily driven by a favorable change of $3.8 million in foreign exchange gains and losses. Foreign currency exchange gains and losses are primarily a result of fluctuations in the Japanese Yen versus the U.S. Dollar. Interest income increased $0.7 million and fair value adjustments increased $0.7 million for the three months ended March 31, 2024, compared to the same period of 2023, respectively.

Provision for Income Taxes

We recorded income tax provisions of $1.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Our income tax provisions for the three months ended March 31, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $122.9 million, including $2.2 million held outside the United States in our foreign subsidiaries, and $59.2 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2024, we had working capital of $163.2 million, accumulated deficit of $80.8 million and total stockholders’ equity of $214.3 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On November 7, 2023, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”). During the three months ended March 31, 2024, the Company repurchased 0.2 million shares for a total cost of $3.0 million under the 2023 Program.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three months ended March 31, 2024, the Company paid a cash dividend of $0.06 per share outstanding, for a total of $4.5 million as a return of capital. In the three months ended March 31, 2023, the Company paid a cash dividend of $0.06 per share outstanding, for a total of $4.4 million as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on June 3, 2024 to stockholders of record on May 15, 2024 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$32,444	$(846)
Investing activities	643	5,367
Financing activities	(7,422)	(3,973)
Net increase in cash and cash equivalents	$25,665	$548

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

During the three months ended March 31, 2024, cash provided by operating activities was $32.4 million, consisting of net income of $9.7 million, non-cash charges of $7.0 million and an increase in cash resulting from the net change in operating assets and liabilities of $15.7 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $2.7 million and stock-based compensation expense of $3.8 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $17.7 million, prepaid expense and other assets of $1.5 million and accrued liabilities of $1.8 million, partially offset by cash outflows from accounts payable of $2.7 million, inventory of $2.2 million and deferred revenue of $0.4 million.

The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in prepaid expenses and other assets was primarily due to changes in the balance of prepaid marketing. The favorable change in accrued liabilities was attributed to variable cash compensation payments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in inventory was attributable to the timing of product shipments. The unfavorable change in deferred revenue was attributable to the timing of service contract bookings.

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

The unfavorable change in accrued liabilities was attributed to variable cash compensation accruals. The unfavorable change in inventory was attributable to the timing of product shipments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in prepaid expenses and other assets was primarily due to the release and return of a security deposit. The favorable change in deferred revenue was attributable to the timing of service contract bookings.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $0.6 million, consisting of maturities of marketable securities of $39.9 million and sales of marketable securities of $4.4 million, partially offset by purchases of marketable securities of $40.7 million and property and equipment of $2.9 million.

During the three months ended March 31, 2023, cash provided by investing activities was $5.4 million, consisting of maturities of marketable securities of $29.3 million, partially offset by purchases of marketable securities of $21.2 million and property and equipment of $2.7 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was $7.4 million and primarily consisting of $4.5 million used for cash dividend payments and $3.0 million used for repurchases of common stock, partially offset by $0.1 million of proceeds from common stock issued under the Company’s equity plans.

During the three months ended March 31, 2023, cash used in financing activities was $4.0 million and primarily consisting of $4.4 million used for cash dividend payments, partially offset by $0.4 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $15.6 million as of March 31, 2024. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $8.1 million of tax liabilities related to uncertain tax positions as of March 31, 2024. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

We recorded $1.6 million of net foreign exchange gains during the three months ended March 31, 2024, and we recorded $2.2 million of net foreign exchange losses in the three months ended March 31, 2023. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of March 31, 2024, our investment portfolio included marketable securities with an aggregate amortized cost basis of $56.6 million and a fair value of $59.2 million. Fair value includes $2.6 million for our investment in publicly held equity securities. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2024 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2024	50 BPS	100 BPS	150 BPS
Marketable securities	$56,563	$57,057	$56,728	59,163	$56,399	$56,234	$56,069

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2023, we announced that our Board of Directors authorized a new $50 million share repurchase program (the “2023 Program”) under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the share repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the share repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the share repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended March 31, 2024 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	—	$—	—	$49,702

February 1 - 28, 2024	147	$12.93	147	$47,794

March 1 - 31, 2024	83	$13.65	83	$46,663

Total	230			$46,663

(1) The $46,663 thousand in the table above represents the amount available to repurchase shares under the authorized repurchase program as of March 31, 2024.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On November 27, 2023, Dhrupad Trivedi, President, Chief Executive Officer and Chairman, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 60,606 shares of our common stock between March 5, 2024 and May 16, 2024. On March 5, 2024, Mr. Trivedi sold 60,606 shares of our common stock under the trading plan and the trading plan terminated as all shares under the plan were sold.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
10.1+	2023 Stock Incentive Plan
10.2+*	Form of Stock Option Agreement pursuant to the 2023 Stock Incentive Plan
10.3+*	Form of Restricted Stock Unit Agreement pursuant to the 2023 Stock Incentive Plan
10.4+*	Form of Restricted Stock Agreement pursuant to the 2023 Stock Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*
Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I – Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

+    Indicates a management contract or compensatory plan.

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
Date: May 3, 2024

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2024

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)