Form 10-Q
period 2024-06-30
A10 Networks, Inc.
filed 2024-07-30
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 26, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 73,866,109.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$77,457	$97,244
Marketable securities	99,682	62,056
Accounts receivable, net of allowances of $676 and $405, respectively	57,395	74,307
Inventory	25,212	23,522
Prepaid expenses and other current assets	15,301	14,695
Total current assets	275,047	271,824
Property and equipment, net	34,012	29,876
Goodwill	1,307	1,307
Deferred tax assets, net	62,327	62,725
Other non-current assets	24,477	24,077
Total assets	$397,170	$389,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,642	$7,024
Accrued liabilities	27,398	21,388
Deferred revenue	81,993	82,657
Total current liabilities	115,033	111,069
Deferred revenue, non-current	57,963	58,677
Other non-current liabilities	9,817	12,187
Total liabilities	182,813	181,933
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 89,580 and 89,003 shares issued and 73,860 and 74,359 shares outstanding, respectively	1	1
Treasury stock, at cost: 15,720 and 14,644 shares, respectively	(165,785)	(150,909)
Additional paid-in-capital	497,520	486,958
Dividends paid	(46,562)	(37,619)
Accumulated other comprehensive income (loss)	465	(71)
Accumulated deficit	(71,282)	(90,484)
Total stockholders' equity	214,357	207,876
Total liabilities and stockholders' equity	$397,170	$389,809
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue:
Products	$29,533	$39,090	$59,602	$70,272
Services	30,563	26,727	61,169	53,236
Total net revenue	60,096	65,817	120,771	123,508
Cost of net revenue:
Products	6,813	9,436	13,612	15,519
Services	5,225	4,027	9,870	8,160
Total cost of net revenue	12,038	13,463	23,482	23,679
Gross profit	48,058	52,354	97,289	99,829
Operating expenses:
Sales and marketing	19,453	20,868	40,667	43,202
Research and development	14,737	13,965	28,800	25,630
General and administrative	5,952	5,255	12,693	12,564
Total operating expenses	40,142	40,088	82,160	81,396
Income from operations	7,916	12,266	15,129	18,433
Non-operating income, net:
Interest income	1,761	662	3,442	1,635
Other income (expense), net	1,306	1,884	3,632	(334)
Non-operating income, net	3,067	2,546	7,074	1,301
Income before provision for income taxes	10,983	14,812	22,203	19,734
Provision for income taxes	1,507	3,186	3,001	4,150
Net income	$9,476	$11,626	$19,202	$15,584
Net income per share:
Basic	$0.13	$0.16	$0.26	$0.21
Diluted	$0.13	$0.15	$0.25	$0.21
Weighted-average shares used in computing net income per share:
Basic	74,366	74,017	74,401	74,009
Diluted	75,497	75,428	75,432	75,512

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$9,476	$11,626	$19,202	$15,584
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	38	593	(1)	1,121
Unrealized gain on cash flow hedge, net of tax	486	112	537	147
Comprehensive income	$10,000	$12,331	$19,738	$16,852

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended June 30, 2023	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	74,197	$1	$(134,934)	$471,341	$(24,248)	$(163)	$(126,496)	$185,501
Common stock issued under employee equity incentive plans	322	—	—	2,086	—	—	—	2,086
Repurchase of common stock	(436)	—	(6,230)	—	—	—	—	(6,230)
Stock-based compensation expense	—	—	—	3,684	—	—	—	3,684
Payments for dividends	—	—	—	—	(4,434)	—	—	(4,434)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	593	—	593
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	112	—	112
Net Income	—	—	—	—	—	—	11,626	11,626
Balance at June 30, 2023	74,083	$1	$(141,164)	$477,111	$(28,682)	$542	$(114,870)	$192,938

Three Months Ended June 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	74,434	$1	$(153,948)	$491,164	$(42,091)	$(59)	$(80,758)	$214,309
Common stock issued under employee equity incentive plans	271	—	—	1,764	—	—	—	1,764
Repurchase of common stock	(845)	—	(11,837)	—	—	—	—	(11,837)
Stock-based compensation expense	—	—	—	4,592	—	—	—	4,592
Payments for dividends	—	—	—	—	(4,471)	—	—	(4,471)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	38	—	38
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	486	—	486
Net Income	—	—	—	—	—	—	9,476	9,476
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands)

Six Months Ended June 30, 2023	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Common stock issued under employee equity incentive plans	781	—	—	2,559	—	—	—	2,559
Repurchase of common stock	(436)	—	(6,230)	—	—	—	—	(6,230)
Stock-based compensation expense	—	—	—	7,625	—	—	—	7,625
Payments for dividends	—	—	—	—	(8,880)	—	—	(8,880)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,121	—	1,121
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	147	—	147
Net Income	—	—	—	—	—	—	15,584	15,584
Balance at June 30, 2023	74,083	1	$(141,164)	$477,111	$(28,682)	$542	$(114,870)	$192,938

Six Months Ended June 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	555	—	—	1,854	—	—	—	1,854
Repurchase of common stock	(1,054)	—	(14,876)	—	—	—	—	(14,876)
Stock-based compensation expense	—	—	—	8,708	—	—	—	8,708
Payments for dividends	—	—	—	—	(8,943)	—	—	(8,943)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1)	—	(1)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	537	—	537
Net Income	—	—	—	—	—	—	19,202	19,202
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,202	$15,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,507	4,307
Stock-based compensation	8,105	7,214
Other non-cash items	(403)	(270)
Changes in operating assets and liabilities:
Accounts receivable	16,695	3,698
Inventory	(3,318)	(1,705)
Prepaid expenses and other assets	(541)	3,827
Accounts payable	(2,859)	(1,460)
Accrued liabilities	3,640	(17,094)
Deferred revenue	(1,378)	4,621
Net cash provided by operating activities	44,650	18,722
Cash flows from investing activities:
Proceeds from sales of marketable securities	22,536	42,252
Proceeds from maturities of marketable securities	47,699	44,532
Purchases of marketable securities	(106,293)	(44,680)
Capital expenditures	(6,414)	(5,065)
Net cash provided by (used in) investing activities	(42,472)	37,039
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,854	2,559
Repurchase of common stock	(14,876)	(6,230)
Payments for dividends	(8,943)	(8,880)
Net cash used in financing activities	(21,965)	(12,551)
Net increase (decrease) in cash and cash equivalents	(19,787)	43,210
Cash and cash equivalents—beginning of period	97,244	67,971
Cash and cash equivalents—end of period	$77,457	$111,181

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$1,628	$959
Purchases of property and equipment included in accounts payable	$1,477	$1,134

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises, and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and other countries in the Americas (excluding the United States). The APJ region comprises Japan and other countries in Asia Pacific. The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2023 Annual Report filed with the SEC on February 29, 2024. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2024.

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

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2024	2023	2024	2023
Customer A	14%	25%	13%	20%

As of June 30, 2024, one customer accounted for 43% of our total gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of our total gross accounts receivable.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and six months ended June 30, 2024 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2024 (in thousands):

	As of June 30, 2024	As of December 31, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$13,928	$16,376
Total right-of-use assets	$13,928	$16,376

Lease liabilities:
Accrued liabilities	$4,874	$4,998
Other non-current liabilities	9,445	11,822
Total operating lease liabilities	$14,319	$16,820

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$2,685
2025	4,935
2026	4,893
2027	2,441
Total lease payments	14,954
Less: imputed interest	(635)
Present value of lease liabilities	$14,319

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$1,075	$1,094	$2,160	$2,203
Short-term lease costs	131	123	247	250
Total lease costs	$1,206	$1,217	$2,407	$2,453

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended June 30,
	2024	2023
Weighted-average remaining term (years)	2.92	3.84
Weighted-average discount rate	3.2%	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,688	$2,661

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$38,348	$5	$(26)	$38,327	$15,393	$2	$(2)	$15,393
U.S. Treasury and agency securities	57,856	42	(47)	57,851	39,963	6	(32)	39,937
Commercial paper	—	—	—	—	998	—	—	998
Debt securities	$96,204	$47	$(73)	$96,178	$56,354	$8	$(34)	$56,328
Publicly held equity securities - Level 1				3,504				5,728
Total marketable securities				$99,682				$62,056

During the three and six months ended June 30, 2024 and 2023, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of June 30, 2024 (excluding publicly held equity securities, in thousands):

As of June 30, 2024	Amortized Cost	Fair Value
Less than 1 year	$62,997	$62,940
Mature in 1 - 3 years	33,207	33,238
Debt securities	$96,204	$96,178

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$26,968	$(26)	$—	$—	$26,968	$(26)
U.S. Treasury and agency securities	32,410	(45)	1,898	(2)	34,308	(47)
Total	$59,378	$(71)	$1,898	$(2)	$61,276	$(73)

Marketable securities in an unrealized loss position as of December 31, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,418	$(2)	$—	$—	$9,418	$(2)
U.S. Treasury and agency securities	24,304	(32)	—	—	24,304	(32)
Total	$33,722	$(34)	$—	$—	$33,722	$(34)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2024 and 2023.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$70,115	$—	$—	$70,115	$52,451	$—	$—	$52,451
Cash equivalents	7,342	—	—	7,342	44,793	—	—	44,793
Corporate securities	—	38,327	—	38,327	—	15,393	—	15,393
U.S. Treasury and agency securities	37,860	19,991	—	57,851	12,701	27,236	—	39,937
Commercial paper	—	—	—	—	—	998	—	998
	$115,317	$58,318	$—	$173,635	$109,945	$43,627	$—	$153,572
Publicly held equity securities - Level 1				3,504				5,728
Total				$177,139				$159,300

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2024 and 2023.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or not loss position are recorded in prepaid expenses and other current assets in the consolidated balance sheets. Changes in the fair value of derivatives are recorded as gains or losses in other income (expense), net, in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $9.6 million and $34.5 million, respectively. These contracts have maturities of less than 30 days. For the three months ended June 30, 2024 and 2023, the Company recorded foreign exchange related net losses of $0.1 million and net gains of $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded net losses of $0.3 million and $0.4 million, respectively, in its consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of June 30, 2024, no foreign exchange forward currency contracts designated as hedging instruments were outstanding and as of December 31, 2023, foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $10.8 million. These contracts have 30 days maturities.

5. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of June 30, 2024	As of December 31, 2023

Allowance for credit losses, beginning balance	$405	$32
Increase (decrease) in allowance	954	1,181
Write-offs	(683)	(808)
Allowance for credit losses, ending balance	$676	$405

Inventory

Inventory consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023

Raw materials	$16,413	$15,473
Finished goods	8,799	8,049
Total inventory	$25,212	$23,522

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023

Prepaid expenses	$6,523	$6,143
Deferred contract acquisition costs	6,347	6,177
Other	2,431	2,375
Total prepaid expenses and other current assets	$15,301	$14,695

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of June 30, 2024	As of December 31, 2023
	(in years)
Equipment	1 - 5	$34,679	$31,174
Software	1 - 3	4,016	5,339
Furniture and fixtures	1 - 7	531	520
Leasehold improvements	Lease term	3,425	3,207
Construction in process		18,505	13,731
Property and equipment, gross		61,156	53,971
Less: accumulated depreciation		(27,144)	(24,095)
Property and equipment, net		$34,012	$29,876

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $1.6 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and was $3.1 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

Internally Developed Software to be Marketed and Sold

During the three and six months ended June 30, 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three and six months ended June 30, 2023, capitalized costs associated with internally developed software to be marketed and sold totaled $0.1 million and $0.2 million, respectfully. During the three months ended June 30, 2024 and 2023, amortization cost totaled $0.1 million in each period, respectfully. During the six months ended June 30, 2024 and 2023, amortization cost totaled $0.2 million and $0.1 million, respectively. As of June 30, 2024, the unamortized capitalized internally developed software balance was $2.8 million and is included in other non-current assets. Internally developed software typically has a useful life of 6 years once it’s released and is generally available to customers.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023

Accrued compensation and benefits	$12,243	$7,633
Accrued tax liabilities	2,153	1,429
Lease liability	4,874	4,998
Other	8,128	7,328
Total accrued liabilities	$27,398	$21,388

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023

Deferred revenue:
Products	$1,833	$14,917
Services	138,123	126,417
Total deferred revenue	139,956	141,334
Less: current portion	(81,993)	(82,657)
Non-current portion	$57,963	$58,677

6. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2024.

Rent expense was $1.2 million for both the three months ended June 30, 2024 and 2023 and was $2.4 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $12.2 million as of June 30, 2024.

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

7. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of June 30, 2024, we had 3,537,527 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of June 30, 2024, the Company had 653,839 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation by type of award:
Stock awards	$3,978	$3,204	$7,510	$6,648
Employee stock purchase rights	288	268	595	566
	$4,266	$3,472	$8,105	$7,214

Stock-based compensation by category of expense:
Cost of net revenue	$561	$404	$1,017	$815
Sales and marketing	1,102	891	2,136	2,057
Research and development	1,017	807	1,887	1,637
General and administrative	1,586	1,370	3,065	2,705
	$4,266	$3,472	$8,105	$7,214

As of June 30, 2024, the Company had $41.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.81 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	80	$4.63
Exercised	(33)	4.40
Canceled	(3)	12.19
Outstanding as of June 30, 2024	44	4.38	0.47	$413
Vested and exercisable as of June 30, 2024	44	$4.38	0.47	$413

As of June 30, 2024, the aggregate intrinsic value represents the excess of the closing price of our common stock of $13.85 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.1 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and was $0.3 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2024, there were 3,132,471 RSUs and 900,590 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2023	3,017	$13.15
Granted	1,551	13.24
Released	(385)	11.05
Canceled	(150)	14.06
Nonvested as of June 30, 2024	4,033	$13.35	1.93	$45,042

The aggregate fair value of stock awards released was $1.3 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and was $4.2 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Repurchase Programs

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). During the six months ended June 30, 2023, the Company repurchased 0.4 million shares for a total cost of $6.2 million under the 2022 Program. This repurchase program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”). During the six months ended June 30, 2024, the Company repurchased 1.1 million shares for a total cost of $14.9 million under the 2023 Program.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net income per share
Numerator:
Net income	$9,476	$11,626	$19,202	$15,584
Denominator:
Weighted-average shares outstanding - basic	74,366	74,017	74,401	74,009
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,131	1,411	1,031	1,503
Weighted-average shares outstanding - diluted	75,497	75,428	75,432	75,512
Net income per share:
Basic	$0.13	$0.16	$0.26	$0.21
Diluted	$0.13	$0.15	$0.25	$0.21

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options, restricted stock units and employee stock purchase rights	89	89	67	63

9. Income Taxes

We recorded a provision for income tax $1.5 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and we recorded a provision for income tax expense of $3.0 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s income tax provision for the three and six months ended June 30, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

We had $8.1 million of unrecognized tax benefits as of June 30, 2024. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

10. Geographic Information

We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and other countries in the Americas (excluding the United States). The APJ region comprises Japan and other countries in Asia Pacific. The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$30,869	$36,921	$58,311	$66,877
United States	26,709	31,840	49,853	55,961
Americas-other	4,160	5,081	8,458	10,916
APJ	19,287	21,982	44,330	37,742
EMEA	9,940	6,914	18,130	18,889
Total net revenue	$60,096	$65,817	$120,771	$123,508

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of June 30, 2024	As of December 31, 2023
United States	$45,487	$43,782
APAC	1,462	1,094
Japan	735	1,096
EMEA	256	280
Total	$47,940	$46,252

11. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service providers	$33,377	$44,391	$71,038	$76,957
Enterprises	26,719	21,426	49,733	46,551
Total	$60,096	$65,817	$120,771	$123,508

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accounts receivable, net	$57,395	$74,307
Deferred revenue, current	81,993	82,657
Deferred revenue, non-current	57,963	58,677

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2024 and December 31, 2023.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $27.9 million and $26.1 million during the three months ended June 30, 2024 and 2023, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $49.7 million and $51.3 million during the six months ended June 30, 2024 and 2023, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of June 30, 2024, the current and non-current portions of deferred contract acquisition costs were $6.4 million and $4.1 million, respectively. As of December 31, 2023, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $2.0 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and was $3.6 million and $3.4 million, for the six months ended June 30, 2024 and 2023, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of June 30, 2024

Within 1 year	$82,022
Next 2 to 3 years	47,065
Thereafter	10,869
Total	$139,956

12. Subsequent Events

On July 30, 2024, the Company announced its Board of Directors approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on September 3, 2024 to stockholders of record on August 15, 2024 as a return of capital. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers and enterprises, and we report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and other countries in the Americas (excluding the United States). The APJ region comprises Japan and other countries in Asia Pacific. The EMEA region comprises Europe, Middle East and Africa. We believe this geographic revenue view is consistent with how we evaluate our financial performance.

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

During the three months ended June 30, 2024, (i) 51% of our total revenue was generated from the Americas region, of which 44% was generated from the United States and 7% was generated from the Americas-other, (ii) 32% from the APJ region and (iii) 17% from the EMEA region. During the three months ended June 30, 2023, (i) 56% of our total revenue was generated from the Americas region, of which 48% was generated from the United States and 8% was generated from the Americas-other, (ii) 33% from the APJ region and (iii) 11% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 44% and 33% of our total revenue during the three months ended June 30, 2024 and 2023, respectively, and our service provider customers accounted for 56% and 67% of our total revenue during the three months ended June 30, 2024 and 2023, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 44% and 33% of our total revenue for the three months ended June 30, 2024 and 2023, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2024, we had $77.5 million of cash and cash equivalents and $99.7 million of marketable securities. Cash provided by operating activities was $44.7 million during the six months ended June 30, 2024, compared to $18.7 million in the same period of 2023.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$29,533	49.1%	$39,090	59.4%	$(9,557)	(24.4)%
Services	30,563	50.9	26,727	40.6	3,836	14.4
Total net revenue	60,096	100.0	65,817	100.0	(5,721)	(8.7)
Cost of net revenue:
Products	6,813	11.3	9,436	14.3	(2,623)	(27.8)
Services	5,225	8.7	4,027	6.1	1,198	29.7
Total cost of net revenue	12,038	20.0	13,463	20.5	(1,425)	(10.6)
Gross profit	48,058	80.0	52,354	79.5	(4,296)	(8.2)
Operating expenses:
Sales and marketing	19,453	32.4	20,868	31.7	(1,415)	(6.8)
Research and development	14,737	24.5	13,965	21.2	772	5.5
General and administrative	5,952	9.9	5,255	8.0	697	13.3
Total operating expenses	40,142	66.8	40,088	60.9	54	0.1
Income from operations	7,916	13.2	12,266	18.6	(4,350)	(35.5)
Non-operating income, net:
Interest income	1,761	2.9	662	1.0	1,099	166.0
Other income (expense), net	1,306	2.2	1,884	2.9	(578)	(30.7)
Non-operating income, net	3,067	5.1	2,546	3.9	521	20.5
Income before provision for income taxes	10,983	18.3	14,812	22.5	(3,829)	(25.9)
Provision for income taxes	1,507	2.5	3,186	4.8	(1,679)	(52.7)
Net income	$9,476	15.8%	$11,626	17.7%	$(2,150)	(18.5)%

	Six Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$59,602	49.4%	$70,272	56.9%	$(10,670)	(15.2)%
Services	61,169	50.6	53,236	43.1	7,933	14.9
Total revenue	120,771	100.0	123,508	100.0	(2,737)	(2.2)
Cost of revenue:
Products	13,612	11.3	15,519	12.6	(1,907)	(12.3)
Services	9,870	8.2	8,160	6.6	1,710	21.0
Total cost of revenue	23,482	19.4	23,679	19.2	(197)	(0.8)
Gross profit	97,289	80.6	99,829	80.8	(2,540)	(2.5)
Operating expenses:
Sales and marketing	40,667	33.7	43,202	35.0	(2,535)	(5.9)
Research and development	28,800	23.8	25,630	20.8	3,170	12.4
General and administrative	12,693	10.5	12,564	10.1	129	1.0
Total operating expenses	82,160	68.0	81,396	65.9	764	0.9
Income from operations	15,129	12.5	18,433	14.9	(3,304)	(17.9)
Non-operating income, net:
Interest income	3,442	2.9	1,635	1.3	1,807	110.5
Other income (expense), net	3,632	3.0	(334)	(0.3)	3,966	(1,187.4)
Non-operating income, net	7,074	5.9	1,301	1.1	5,773	443.7
Income before provision for income taxes	22,203	18.4	19,734	16.0	2,469	12.5
Provision for income taxes	3,001	2.5	4,150	3.4	(1,149)	(27.7)
Net income	$19,202	15.9%	$15,584	12.6%	$3,618	23.2%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$29,533	49%	$39,090	59%	$(9,557)	(24)%
Services	30,563	51	26,727	41	3,836	14
Total net revenue	$60,096	100%	$65,817	100%	$(5,721)	(9)%
Net revenue by geographic region:
Americas	$30,869	51%	$36,921	56%	$(6,052)	(16)%
United States	26,709	44%	31,840	48%	(5,131)	(16)%
Americas-other	4,160	7%	5,081	8%	(921)	(18)%
APJ	19,287	32%	21,982	33%	(2,695)	(12)%
EMEA	9,940	17%	6,914	11%	3,026	44%
Total net revenue	$60,096	100%	$65,817	100%	$(5,721)	(9)%

	Six Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$59,602	49%	$70,272	57%	$(10,670)	(15)%
Services	61,169	51	53,236	43	7,933	15
Total net revenue	$120,771	100%	$123,508	100%	$(2,737)	(2)%
Net revenue by geographic region:
Americas	$58,311	48%	$66,877	54%	$(8,566)	(13)%
United States	49,853	41%	55,961	45%	(6,108)	(11)%
Americas-other	8,458	7%	10,916	9%	(2,458)	(23)%
APJ	44,330	37%	37,742	31%	6,588	17%
EMEA	18,130	15%	18,889	15%	(759)	(4)%
Total revenue	$120,771	100%	$123,508	100%	$(2,737)	(2)%

Three Months Ended June 30, 2024 and 2023

Total net revenue decreased $5.7 million, or 9%, during the three months ended June 30, 2024, compared to the same period of 2023. Changes in revenue were due primarily to (i) a $6.1 million decrease in the Americas region, comprised of a decrease in the United States of $5.1 million and a decrease in Americas-other of $0.9 million, (ii) a $2.7 million decrease in the APJ region, and (iii) a $3.0 million increase in the EMEA region. The overall decrease in revenue was attributable to a $11.0 million decrease in revenue from service provider customers, partially offset by a $5.3 million increase in revenue from enterprise customers during the three months ended June 30, 2024 compared to the same period of 2023. Products revenue decreased $9.6 million, of which the Americas region decreased $7.0 million and the APJ region decreased $4.4 million, partially offset by an increase of $1.9 million in the EMEA region for the three months ended June 30, 2024, compared to the same period of 2023. Services revenue increased $3.8 million, comprised of increases of $1.7 million, $1.1 million and $1.0 million in the APJ, EMEA and Americas regions, respectively, for the three months ended June 30, 2024, compared to the same period of 2023.

Products revenue decreased $9.6 million, or 24%, during the three months ended June 30, 2024 compared to the same period of 2023, as a result of a decrease in demand from our service provider customers in the Americas and APJ regions.

Services revenue increased $3.8 million, or 14%, during the three months ended June 30, 2024, compared to the same periods of 2023, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in the APJ and EMEA regions.

During the three months ended June 30, 2024, $30.9 million, or 51% of total revenue, was generated from the Americas region, which represents a 16% decrease in revenue compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers in the Americas region.

During the three months ended June 30, 2024, $19.3 million, or 32% of total revenue, was generated from the APJ region, which represents a 12% decrease compared to the same period of 2023. The decrease was primarily due to lower services revenue due to a decrease in demand from our service provider customers in the APJ region.

During the three months ended June 30, 2024, $9.9 million, or 17% of total revenue, was generated from the EMEA region, which represents a 44% increase compared to the same period of 2023. The increase was primarily due to higher services revenue due to an increase in demand from our service provider and enterprise customers in the EMEA region.

Six Months Ended June 30, 2024 and 2023

Total net revenue decreased $2.7 million, or 2%, during the six months ended June 30, 2024, compared to the same period of 2023. Changes in revenue were due primarily to (i) a $8.6 million decrease in the Americas region, comprised of a decrease in the United States of $6.1 million and a decrease in Americas-other of $2.5 million, (ii) a $6.6 million increase in the APJ region, and (iii) a $0.8 million decrease in the EMEA region. The overall decrease in revenue was attributable to a $5.9 million decrease in revenue from service provider customers, partially offset by a $3.2 million decrease in revenue from enterprise customers during the six months ended June 30, 2024 compared to the same period of 2023. Products revenue decreased $10.7 million, of which the America region decreased $11.0 million and the EMEA region decreased $2.7 million, partially offset by an increase of $3.0 million in the APJ region for the six months ended June 30, 2024, compared to the same period of 2023. Services revenue increased $7.9 million, comprised of increase of $3.6 million, $2.4 million and $1.9 million in the APJ, Americas and EMEA regions, respectively, for the six months ended June 30, 2024, compared to the same period of 2023.

Products revenue decreased $10.7 million, or 15%, during the six months ended June 30, 2024 compared to the same period of 2023, as a result of a decrease in demand from our service provider customers in the Americas regions.

Services revenue increased $7.9 million, or 15%, during the six months ended June 30, 2024, compared to the same periods of 2023, primarily attributable to an increase in PCS sales as a result of our growing installed customer base, especially in the APJ and Americas regions.

During the six months ended June 30, 2024, $58.3 million, or 48% of total revenue, was generated from the Americas region, which represents an 13% decrease in revenue compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers.

During the six months ended June 30, 2024, $44.3 million, or 37% of total revenue, was generated from the APJ region, which represents a 17% increase compared to the same period of 2023. The increase was primarily due to higher products and services revenue due to an increase in demand from our service provider customers.

During the three months ended June 30, 2024, $18.1 million, or 15% of total revenue, was generated from the EMEA region, which represents a 4% decrease compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our enterprise customers.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of net revenue:
Products	$6,813	$9,436	$(2,623)	(27.8)%
Services	5,225	4,027	1,198	29.7
Total cost of net revenue	$12,038	$13,463	$(1,425)	(10.6)%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of net revenue:
Products	$13,612	$15,519	$(1,907)	(12.3)%
Services	9,870	8,160	1,710	21.0
Total cost of net revenue	$23,482	$23,679	$(197)	(0.8)%

Products cost of revenue decreased 27.8% and 12.3% during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to a decrease in products revenue.

Services cost of revenue increased 29.7% and 21.0% during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$22,720	76.9%	$29,654	75.9%	$(6,934)	1.0%
Services	25,338	82.9	22,700	84.9	2,638	(2.0)
Total gross profit	$48,058	80.0%	$52,354	79.5%	$(4,296)	0.5%

	Six Months Ended June 30,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$45,990	77.2%	$54,753	77.9%	$(8,763)	(0.7)%
Services	51,299	83.9	45,076	84.7	6,223	(0.8)
Total gross profit	$97,289	80.6%	$99,829	80.8%	$(2,540)	(0.2)%

Products gross margin increased 1.0% and decreased 0.7% during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to product and regional mix.

Services gross margin decreased 2.0% and 0.8% during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$19,453	$20,868	$(1,415)	(6.8)%
Research and development	14,737	13,965	772	5.5
General and administrative	5,952	5,255	697	13.3
Total operating expenses	$40,142	$40,088	$54	0.1%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$40,667	$43,202	$(2,535)	(5.9)%
Research and development	28,800	25,630	3,170	12.4
General and administrative	12,693	12,564	129	1.0
Total operating expenses	$82,160	$81,396	$764	0.9%

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

Sales and marketing operating expenses decreased $1.4 million, or 6.8%, in the three months ended June 30, 2024, compared to the same period in 2023, and decreased $2.5 million, or 5.9%, in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in personnel costs.

For the full year 2024, we expect sales and marketing expenses to increase from 2023 levels in line with overall revenue growth as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses increased $0.8 million, or 5.5%, in the three months ended June 30, 2024, compared to the same period in 2023, and increased $3.2 million, or 12.4%, in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in personnel costs.

For the full year 2024, we expect research and development expenses to increase from 2023 levels reflecting strategic investments in our growth priorities, including cybersecurity technology.

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

General and administrative operating expenses increased $0.7 million, or 13.3%, in the three months ended June 30, 2024, compared to the same period in 2023, and increased $0.1 million, or 1.0%, in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in professional services costs.

For the full year 2024, we expect general and administrative expenses to increase modestly from 2023 levels as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income, Net

Non-Operating income, net, consists primarily of interest income earned on our cash and cash equivalents and marketable securities, foreign currency exchange gains and losses and fair value adjustments on investments in publicly held equity securities. Foreign currency exchange gains and losses are primarily a result of fluctuations in the Japanese Yen versus the U.S. Dollar.

Non-operating income, net, had a favorable change of $0.5 million for the three months ended June 30, 2024, compared to the same period of 2023. The favorable change was primarily driven by an increase in interest income of $1.1 million, fair value adjustment gains of $0.5 million and other expense gains of $0.3 million, partially offset by an unfavorable change of $1.3 million in foreign exchange gains for the three months ended June 30, 2024, compared to the same period of 2023.

Non-operating income, net, had a favorable change of $5.8 million for the six months ended June 30, 2024, compared to the same period of 2023. The favorable change was primarily driven by a favorable change of $2.5 million in foreign exchange gains and losses, an increase in interest income of $1.8 million and fair value adjustment gains of $1.2 million for the six months ended June 30, 2024, compared to the same period of 2023.

Provision for Income Taxes

We recorded income tax provisions of $1.5 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and we recorded income tax provisions of $3.0 million and $4.2 million for the six months ended June 30, 2024 and 2023. Our income tax provisions for the three months ended June 30, 2024 and 2023 and for the six months ended June 30, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $77.5 million, including $2.3 million held outside the United States in our foreign subsidiaries, and $99.7 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2024, we had working capital of $160.0 million, accumulated deficit of $71.3 million and total stockholders’ equity of $214.4 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

On November 1, 2022, the Company announced its Board of Directors (the “Board”) authorized a new stock repurchase program (the “2022 Program”) of up to $50 million of its common stock over a period of twelve months. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Through December 31, 2023,the Company repurchased 1.2 million shares for a total cost of $15.7 million under the 2022 Program. The 2022 Program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board authorized a new stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”). Through June 30, 2024, the Company repurchased 1.1 million shares for a total cost of $14.9 million under the 2023 Program.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three and six months ended June 30, 2024, the Company paid cash dividends of $0.06 per share outstanding, for a total of $4.5 million and $8.9 million, respectively, as a return of capital. In the three and six months ended June 30, 2023, the Company paid cash dividends of $0.06 per share outstanding, for a total of $4.4 million $8.9 million, respectively, as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on September 3, 2024 to stockholders of record on August 15, 2024 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$44,650	$18,722
Investing activities	(42,472)	37,039
Financing activities	(21,965)	(12,551)
Net increase (decrease) in cash and cash equivalents	$(19,787)	$43,210

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

During the six months ended June 30, 2024 cash provided by operating activities was $44.7 million, consisting of net income of $19.2 million, non-cash charges of $13.2 million and an increase in cash resulting from the net change in operating assets and liabilities of $12.2 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $5.5 million and stock-based compensation expense of $8.1 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $16.7 million and accrued liabilities of $3.6 million, partially offset by cash outflows from inventory of $3.3 million, accounts payable of $2.9 million, deferred revenue of $1.4 million and prepaid expenses and other assets of $0.5 million.

The favorable change in accounts receivable was attributed to timing of billing and cash collections. The favorable change in accrued expenses was primarily due to an increase in accrued variable compensation. The unfavorable change in inventory was attributable to the timing of product shipments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid state and federal taxes. The unfavorable change in deferred revenue was attributable to the timing of service contract bookings.

During the six months ended June 30, 2023, cash provided by operating activities was $18.7 million, consisting of net income of $15.6 million and non-cash charges of $11.3 million, partially offset by a decrease in cash resulting from the net change in operating assets and liabilities of $8.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $4.3 million and stock-based compensation expense of $7.2 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $17.1 million, inventory of $1.7 million and accounts payable of $1.5 million, partially offset by cash inflows from changes in deferred revenue of $4.6 million, prepaid expense and other assets of $3.8 million and accounts receivable of $3.7 million.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $42.5 million, consisting of purchases of marketable securities of $106.3 million and capital expenditures of $6.4 million, partially offset by maturities of marketable securities of $47.7 million and sales of marketable securities of $22.5 million.

During the six months ended June 30, 2023, cash provided by investing activities was $37.0 million, consisting of maturities of marketable securities of $44.5 million and sales of marketable securities of $42.3 million, partially offset by purchases of marketable securities of $44.7 million and capital expenditures of $5.1 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash used in financing activities was $22.0 million and primarily consisting of $14.9 million used for repurchases of common stock and $8.9 million used for cash dividend payments, partially offset by $1.9 million of proceeds from common stock issued under the Company’s equity plans.

During the six months ended June 30, 2023, cash used in financing activities was $12.6 million and primarily consisting of $8.9 million used for cash dividend payments and $6.2 million used for repurchases of common stock, partially offset by $2.6 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $14.3 million as of June 30, 2024. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The Company also has $8.1 million of tax liabilities related to uncertain tax positions as of June 30, 2024. We are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

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

We recorded $0.9 million and $2.5 million of net foreign exchange gains during the three and six months ended June 30, 2024, respectively. We recorded $2.2 million of net foreign exchange gains and $0.1 million of net foreign exchange losses in the six months ended June 30, 2023. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of June 30, 2024, our investment portfolio included marketable securities with an aggregate amortized cost basis of $96.2 million and a fair value of $99.7 million. Fair value includes $3.5 million for our investment in publicly held equity securities. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2024 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2024	50 BPS	100 BPS	150 BPS
Marketable securities	$100,838	$100,453	$100,068	$99,682	$99,297	$98,912	$98,526

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2023, we announced that our Board authorized a new $50 million share repurchase program, the 2023 Program, under which we may repurchase up to $50 million of our outstanding common stock during the next 12 months. Under the 2023 Program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the 2023 Program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the 2023 Program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended June 30, 2024 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2024	—	$—	—	$46,663

May 1 - 31, 2024	115	$14.94	115	$44,944

June 1 - 30, 2024	729	$13.87	729	$34,826

Total	844			$34,826

(1) The $34,826 thousand in the table above represents the amount available to repurchase shares under the 2023 Program as of June 30, 2024.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
Date: July 30, 2024

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: July 30, 2024

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)