Form 10-Q
period 2024-09-30
A10 Networks, Inc.
filed 2024-11-07
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 73,798,899.

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
• our ability to maintain profitability while continuing to invest in our sales, marketing, product development, distribution channel programs and research and development teams;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$78,063	$97,244
Marketable securities	104,043	62,056
Accounts receivable, net of allowances of $1,171 and $405, respectively	64,949	74,307
Inventory	23,417	23,522
Prepaid expenses and other current assets	13,365	14,695
Total current assets	283,837	271,824
Property and equipment, net	37,313	29,876
Goodwill	1,307	1,307
Deferred tax assets, net	62,632	62,725
Other non-current assets	22,658	24,077
Total assets	$407,747	$389,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,544	$7,024
Accrued liabilities	29,985	21,388
Deferred revenue	89,509	82,657
Total current liabilities	127,038	111,069
Deferred revenue, non-current	54,710	58,677
Other non-current liabilities	8,729	12,187
Total liabilities	190,477	181,933
Commitments and contingencies (Note 2 and Note 6)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 90,249 and 89,003 shares issued and 73,783 and 74,359 shares outstanding, respectively	1	1
Treasury stock, at cost: 16,467 and 14,644 shares, respectively	(175,230)	(150,909)
Additional paid-in-capital	501,918	486,958
Dividends paid	(50,988)	(37,619)
Accumulated other comprehensive income (loss)	214	(71)
Accumulated deficit	(58,645)	(90,484)
Total stockholders' equity	217,270	207,876
Total liabilities and stockholders' equity	$407,747	$389,809
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Products	$36,862	$30,260	$96,464	$100,532
Services	29,859	27,515	91,028	80,751
Total net revenue	66,721	57,775	187,492	181,283
Cost of net revenue:
Products	7,531	6,815	21,143	22,334
Services	5,508	4,194	15,378	12,354
Total cost of net revenue	13,039	11,009	36,521	34,688
Gross profit	53,682	46,766	150,971	146,595
Operating expenses:
Sales and marketing	21,011	21,324	61,678	64,526
Research and development	15,734	17,620	44,533	43,250
General and administrative	6,494	5,613	19,188	18,177
Total operating expenses	43,239	44,557	125,399	125,953
Income from operations	10,443	2,209	25,572	20,642
Non-operating income, net:
Interest income	1,634	1,766	5,077	3,401
Other income, net	2,312	987	5,943	653
Non-operating income, net	3,946	2,753	11,020	4,054
Income before provision for (benefit from) income taxes	14,389	4,962	36,592	24,696
Provision for (benefit from) income taxes	1,752	(1,507)	4,753	2,643
Net income	$12,637	$6,469	$31,839	$22,053
Net income per share:
Basic	$0.17	$0.09	$0.43	$0.30
Diluted	$0.17	$0.09	$0.42	$0.29
Weighted-average shares used in computing net income per share:
Basic	73,823	74,526	74,200	74,184
Diluted	74,780	75,807	75,236	75,639

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,637	$6,469	$31,839	$22,053
Other comprehensive income (loss), net of tax:
Realized loss reclassified to earnings	—	—	—	(265)
Unrealized gain (loss) on marketable securities	450	(177)	449	1,208
Unrealized gain (loss) on cash flow hedge	(701)	(31)	(164)	117
Comprehensive income	$12,386	$6,261	$32,124	$23,113

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended September 30, 2023	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	74,083	$1	$(141,164)	$477,111	$(28,682)	$542	$(114,870)	$192,938
Common stock issued under employee equity incentive plans	835	—	—	437	—	—	—	437
Repurchase of common stock	(168)	—	(2,442)	—	—	—	—	(2,442)
Stock-based compensation expense	—	—	—	4,217	—	—	—	4,217
Payments for dividends	—	—	—	—	(4,489)	—	—	(4,489)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(177)	—	(177)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(31)	—	(31)
Net Income	—	—	—	—	—	—	6,469	6,469
Balance at September 30, 2023	74,750	$1	$(143,606)	$481,765	$(33,171)	$334	$(108,401)	$196,922

Three Months Ended September 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357
Common stock issued under employee equity incentive plans	670	—	—	66	—	—	—	66
Repurchase of common stock	(747)	—	(9,445)	—	—	—	—	(9,445)
Stock-based compensation expense	—	—	—	4,332	—	—	—	4,332
Payments for dividends	—	—	—	—	(4,426)	—	—	(4,426)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	450	—	450
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(701)	—	(701)
Net Income	—	—	—	—	—	—	12,637	12,637
Balance at September 30, 2024	73,783	$1	$(175,230)	$501,918	$(50,988)	$214	$(58,645)	$217,270

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited, in thousands)

Nine Months Ended September 30, 2023	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Common stock issued under employee equity incentive plans	1,616	—	—	2,996	—	—	—	2,996
Repurchase of common stock	(604)	—	(8,672)	—	—	—	—	(8,672)
Stock-based compensation expense	—	—	—	11,842	—	—	—	11,842
Payments for dividends	—	—	—	—	(13,369)	—	—	(13,369)
Realized loss reclassified to earnings	—	—	—	—	—	(265)	—	(265)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,208	—	1,208
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	117	—	117
Net Income	—	—	—	—	—	—	22,053	22,053
Balance at September 30, 2023	74,750	1	$(143,606)	$481,765	$(33,171)	$334	$(108,401)	$196,922

Nine Months Ended September 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	1,225	—	—	1,920	—	—	—	1,920
Repurchase of common stock	(1,801)	—	(24,321)	—	—	—	—	(24,321)
Stock-based compensation expense	—	—	—	13,040	—	—	—	13,040
Payments for dividends	—	—	—	—	(13,369)	—	—	(13,369)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	449	—	449
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(164)	—	(164)
Net Income	—	—	—	—	—	—	31,839	31,839
Balance at September 30, 2024	73,783	$1	$(175,230)	$501,918	$(50,988)	$214	$(58,645)	$217,270

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$31,839	$22,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,248	6,845
Stock-based compensation	12,284	11,180
Other non-cash items	(1,013)	774
Changes in operating assets and liabilities:
Accounts receivable	8,378	14,056
Inventory	(1,911)	(5,313)
Prepaid expenses and other assets	753	2,033
Accounts payable	(1,820)	(1,183)
Accrued liabilities	5,139	(17,384)
Deferred revenue	2,885	8,722
Net cash provided by operating activities	64,782	41,783
Cash flows from investing activities:
Proceeds from sales of marketable securities	22,536	42,252
Proceeds from maturities of marketable securities	66,446	54,007
Purchases of marketable securities	(127,288)	(75,064)
Capital expenditures	(9,886)	(7,752)
Net cash provided by (used in) investing activities	(48,192)	13,443
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,919	2,996
Repurchase of common stock	(24,321)	(8,672)
Payments for dividends	(13,369)	(13,369)
Net cash used in financing activities	(35,771)	(19,045)
Net increase (decrease) in cash and cash equivalents	(19,181)	36,181
Cash and cash equivalents—beginning of period	97,244	67,971
Cash and cash equivalents—end of period	$78,063	$104,152

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$2,015	$1,445
Purchases of property and equipment included in accounts payable	$2,340	$2,672

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

We are a leading provider of security and infrastructure solutions and services for on-premises, hybrid cloud and edge-cloud environments that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”), and two intelligent management and automation tools; Harmony Controller and aGalaxy TPS. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software. Our 7000+ customers span global large enterprises and communications, cloud and web service providers, and government organizations.

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

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channels, including distributors, value-added resellers and system integrators, and fulfill nearly all orders globally through such channels. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2023 Annual Report filed with the SEC on February 29, 2024. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2024.

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

Significant customers, including distribution channels and direct customers (end-customers), are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2024	2023	2024	2023
Customer A	17%	*	14%	15%
* represents less than 10% of total revenue

As of September 30, 2024, one customer accounted for 41% of our total gross accounts receivable. As of December 31, 2023, one customer accounted for 19% of our total gross accounts receivable.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and nine months ended September 30, 2024 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2024 (in thousands):

	As of September 30, 2024	As of December 31, 2023
Operating leases
Right-of-use assets:
Other non-current assets	$12,776	$16,376
Total right-of-use assets	$12,776	$16,376

Lease liabilities:
Accrued liabilities	$4,871	$4,998
Other non-current liabilities	8,356	11,822
Total operating lease liabilities	$13,227	$16,820

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$1,383
2025	5,000
2026	4,915
2027	2,441
Total lease payments	13,739
Less: imputed interest	(512)
Present value of lease liabilities	$13,227

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,086	$1,087	$3,246	$3,291
Short-term lease costs	150	129	397	378
Total lease costs	$1,236	$1,216	$3,643	$3,669

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended September 30,
	2024	2023
Weighted-average remaining term (years)	2.68	3.61
Weighted-average discount rate	3.19%	3.19%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,097	$3,972

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$44,123	$239	$(7)	$44,355	$15,393	$2	$(2)	$15,393
U.S. Treasury and agency securities	54,803	327	—	55,130	39,963	6	(32)	39,937
Commercial paper	—	—	—	—	998	—	—	998
Debt securities	$98,926	$566	$(7)	$99,485	$56,354	$8	$(34)	$56,328
Publicly held equity securities - Level 1				4,558				5,728
Total marketable securities				$104,043				$62,056

During the three and nine months ended September 30, 2024 and 2023, we did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of September 30, 2024 (excluding publicly held equity securities, in thousands):

As of September 30, 2024	Amortized Cost	Fair Value
Less than 1 year	$68,761	$68,927
Mature in 1 - 3 years	30,165	30,558
Debt securities	$98,926	$99,485

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$4,993	$(7)	$—	$—	$4,993	$(7)
U.S. Treasury and agency securities	2,998	—	—	—	2,998	—
Total	$7,991	$(7)	$—	$—	$7,991	$(7)

Marketable securities in an unrealized loss position as of December 31, 2023 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,418	$(2)	$—	$—	$9,418	$(2)
U.S. Treasury and agency securities	24,304	(32)	—	—	24,304	(32)
Total	$33,722	$(34)	$—	$—	$33,722	$(34)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2024 and 2023.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$72,105	$—	$—	$72,105	$52,451	$—	$—	$52,451
Cash equivalents	5,958	—	—	5,958	44,793	—	—	44,793
Corporate securities	—	44,355	—	44,355	—	15,393	—	15,393
U.S. Treasury and agency securities	39,419	15,711	—	55,130	12,701	27,236	—	39,937
Commercial paper	—	—	—	—	—	998	—	998
	$117,482	$60,066	$—	$177,548	$109,945	$43,627	$—	$153,572
Publicly held equity securities - Level 1				4,558				5,728
Total				$182,106				$159,300

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2024 and 2023.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or not loss position are recorded in prepaid expenses and other current assets in the consolidated balance sheets. Changes in the fair value of derivatives are recorded as gains or losses in other income (expense), net, in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $5.4 million and $34.5 million, respectively. These contracts have maturities of less than 30 days. For the three months ended September 30, 2024 and 2023, the Company recorded foreign exchange related net losses of $32 thousand and net gains of $0.3 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded net losses of $0.3 million and $0.4 million, respectively, in its consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of September 30, 2024 and December 31, 2023, foreign exchange forward currency contracts designated as hedging instruments had notional amounts of $3.6 million and $10.8 million, respectively. These contracts have 30 day maturities.

5. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of September 30, 2024	As of December 31, 2023

Allowance for credit losses, beginning balance	$405	$32
Increase (decrease) in allowance	1,948	1,181
Write-offs	(1,182)	(808)
Allowance for credit losses, ending balance	$1,171	$405

Inventory

Inventory consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023

Raw materials	$15,236	$15,473
Finished goods	8,181	8,049
Total inventory	$23,417	$23,522

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023

Prepaid expenses	$5,682	$6,143
Deferred contract acquisition costs	5,704	6,177
Other	1,979	2,375
Total prepaid expenses and other current assets	$13,365	$14,695

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of September 30, 2024	As of December 31, 2023
	(in years)
Equipment	1 - 5	$35,859	$31,174
Software	1 - 3	4,250	5,339
Furniture and fixtures	1 - 7	531	520
Leasehold improvements	Lease term	3,439	3,207
Construction in process		21,243	13,731
Property and equipment, gross		65,322	53,971
Less: accumulated depreciation		(28,009)	(24,095)
Property and equipment, net		$37,313	$29,876

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $1.6 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $4.6 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Internally Developed Software to be Marketed and Sold

During the three and nine months ended September 30, 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three and nine months ended September 30, 2023, capitalized costs associated with internally developed software to be marketed and sold totaled $34 thousand and $0.5 million, respectfully. During the three months ended September 30, 2024 and 2023, amortization cost totaled $0.1 million in each period, respectfully. During the nine months ended September 30, 2024 and 2023, amortization cost totaled $0.3 million and $0.2 million, respectively. As of September 30, 2024, the unamortized capitalized internally developed software balance was $1.8 million and is included in other non-current assets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023

Accrued compensation and benefits	$16,466	$7,633
Accrued tax liabilities	2,745	1,429
Lease liability	4,871	4,998
Other	5,903	7,328
Total accrued liabilities	$29,985	$21,388

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023

Deferred revenue:
Products	$1,604	$14,917
Services	142,615	126,417
Total deferred revenue	144,219	141,334
Less: current portion	(89,509)	(82,657)
Non-current portion	$54,710	$58,677

6. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2024.

Rent expense was $1.2 million for both the three months ended September 30, 2024 and 2023 and was $3.6 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $12.8 million as of September 30, 2024.

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

7. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of September 30, 2024, we had 3,584,850 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of September 30, 2024, the Company had 653,839 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation by type of award:
Stock awards	$3,918	$3,701	$11,428	$10,349
Employee stock purchase rights	262	265	856	831
	$4,180	$3,966	$12,284	$11,180

Stock-based compensation by category of expense:
Cost of net revenue	$484	$446	$1,501	$1,262
Sales and marketing	1,039	1,248	3,175	3,305
Research and development	1,054	896	2,940	2,533
General and administrative	1,603	1,376	4,668	4,080
	$4,180	$3,966	$12,284	$11,180

As of September 30, 2024, the Company had $36.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.82 years.

Stock Options

The following table summarizes our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	80	$4.63
Exercised	(48)	4.40
Canceled	(3)	12.19
Outstanding as of September 30, 2024	29	4.37	0.22	$290
Vested and exercisable as of September 30, 2024	29	$4.37	0.22	$290

As of September 30, 2024, the aggregate intrinsic value represents the excess of the closing price of our common stock of $14.44 over the exercise price of the outstanding in-the-money options.

The intrinsic value of options exercised was $0.1 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively, and was $0.5 million and $1.2 million during the nine months ended September 30, 2024 and 2023, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of its Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2024, there were 2,462,149 RSUs and 868,923 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2023	3,017	$13.15
Granted	1,614	13.23
Released	(1,039)	12.09
Canceled	(261)	14.14
Nonvested as of September 30, 2024	3,331	$13.44	2.07	$48,101

The aggregate fair value of stock awards released was $8.3 million and $8.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $12.6 million and $12.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Repurchase Programs

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2022 Program”). During the nine months ended September 30, 2023, the Company repurchased 0.6 million shares for a total cost of $8.7 million under the 2022 Program. This repurchase program was active for twelve months and expired in the second half of 2023.

On November 7, 2023, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months (the “2023 Program”). During the nine months ended September 30, 2024, the Company repurchased 1.8 million shares for a total cost of $24.6 million under the 2023 Program.

On November 7, 2024, the Company announced its Board of Directors authorized a new stock repurchase program of up to $50 million of its common stock (the “2024 Program”). The 2024 Program does not have a specified term or termination date.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net income per share
Numerator:
Net income	$12,637	$6,469	$31,839	$22,053
Denominator:
Weighted-average shares outstanding - basic	73,823	74,526	74,200	74,184
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	957	1,281	1,036	1,455
Weighted-average shares outstanding - diluted	74,780	75,807	75,236	75,639
Net income per share:
Basic	$0.17	$0.09	$0.43	$0.30
Diluted	$0.17	$0.09	$0.42	$0.29

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options, restricted stock units and employee stock purchase rights	171	1	86	33

9. Income Taxes

We recorded a provision for income tax of $1.8 million and a benefit for income tax of $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and we recorded a provision for income tax expense of $4.8 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s income tax provision and benefit for the three and nine months ended September 30, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

We had $8.1 million of unrecognized tax benefits as of September 30, 2024. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$34,253	$25,818	$92,564	$92,695
United States	30,323	23,777	80,176	79,738
Americas-other	3,930	2,041	12,388	12,957
APJ	22,989	21,196	67,319	58,938
EMEA	9,479	10,761	27,609	29,650
Total net revenue	$66,721	$57,775	$187,492	$181,283

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of September 30, 2024	As of December 31, 2023
United States	$47,484	$43,782
APAC	1,788	1,094
Japan	561	1,096
EMEA	256	280
Total	$50,089	$46,252

11. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service providers	$36,726	$28,729	$107,764	$105,686
Enterprises	29,995	29,046	79,728	75,597
Total	$66,721	$57,775	$187,492	$181,283

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accounts receivable, net	$64,949	$74,307
Deferred revenue, current	89,509	82,657
Deferred revenue, non-current	54,710	58,677

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2024 and December 31, 2023.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $28.2 million and $25.8 million during the three months ended September 30, 2024 and 2023, respectively, related to deferred revenues at the beginning of the respective periods. We recognized revenue of $67.2 million and $60.0 million during the nine months ended September 30, 2024 and 2023, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of September 30, 2024, the current and non-current portions of deferred contract acquisition costs were $5.7 million and $4.4 million, respectively. As of December 31, 2023, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $2.0 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and was $4.9 million and $4.6 million, for the nine months ended September 30, 2024 and 2023, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of September 30, 2024

Within 1 year	$89,509
Next 2 to 3 years	44,392
Thereafter	10,318
Total	$144,219

12. Subsequent Events

On November 7, 2024, the Company announced its Board of Directors approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on December 2, 2024 to stockholders of record on November 18, 2024 as a return of capital. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Also on November 7, 2024, the Company announced its Board of Directors authorized a new repurchase program (the “2024 Program”) under which the Company may repurchase up to $50 million of its outstanding common stock. The 2024 Program does not have a specified term or termination date. Under the 2024 Program, the Company is authorized to repurchase shares of common stock in privately negotiated transactions, and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

Overview

We are a leading provider of security and infrastructure solutions and services for on-premises, hybrid cloud and edge-cloud environments that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of six secure application solutions; Thunder Application Delivery Controller (“ADC”), Lightning Application Delivery Controller (“Lightning ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder Threat Protection System (“TPS”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”), and two intelligent management and automation tools; Harmony Controller and aGalaxy TPS. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software. Our 7000+ customers span global large enterprises and communications, cloud and web service providers, and government organizations.

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

We sell substantially all of our solutions through our high-touch sales organization as well as distribution channels, including distributors, value-added resellers and system integrators, and fulfill nearly all orders globally through such channels. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

During the three months ended September 30, 2024, (i) 51% of our total revenue was generated from the Americas region, of which 45% was generated from the United States and 6% was generated from the Americas-other, (ii) 34% from the APJ region and (iii) 14% from the EMEA region. During the three months ended September 30, 2023, (i) 45% of our total revenue was generated from the Americas region, of which 41% was generated from the United States and 4% was generated from the Americas-other, (ii) 37% from the APJ region and (iii) 19% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 45% and 50% of our total revenue during the three months ended September 30, 2024 and 2023, respectively, and our service provider customers accounted for 55% and 50% of our total revenue during the three months ended September 30, 2024 and 2023, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 44% and 29% of our total revenue for the three months ended September 30, 2024 and 2023, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2024, we had $78.1 million of cash and cash equivalents and $104.0 million of marketable securities. Cash provided by operating activities was $64.8 million during the nine months ended September 30, 2024, compared to $41.8 million in the same period of 2023.

We intend to continue to invest for long-term growth. We have invested and expect to continue to invest in our product development efforts to deliver new products and additional features in our current products to address customer needs. In addition, we may expand our global sales and marketing organizations, expand our distribution channel programs and increase awareness of our solutions on a global basis. Our investments in growth in these areas may affect our short-term profitability.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$36,862	55.2%	$30,260	52.4%	$6,602	21.8%
Services	29,859	44.8	27,515	47.6	2,344	8.5
Total net revenue	66,721	100.0	57,775	100.0	8,946	15.5
Cost of net revenue:
Products	7,531	11.3	6,815	11.8	716	10.5
Services	5,508	8.3	4,194	7.3	1,314	31.3
Total cost of net revenue	13,039	19.5	11,009	19.1	2,030	18.4
Gross profit	53,682	80.5	46,766	80.9	6,916	14.8
Operating expenses:
Sales and marketing	21,011	31.5	21,324	36.9	(313)	(1.5)
Research and development	15,734	23.6	17,620	30.5	(1,886)	(10.7)
General and administrative	6,494	9.7	5,613	9.7	881	15.7
Total operating expenses	43,239	64.8	44,557	77.1	(1,318)	(3.0)
Income from operations	10,443	15.7	2,209	3.8	8,234	372.7
Non-operating income, net:
Interest income	1,634	2.4	1,766	3.1	(132)	(7.5)
Other income, net	2,312	3.5	987	1.7	1,325	134.2
Non-operating income, net	3,946	5.9	2,753	4.8	1,193	43.3
Income before provision for (benefit from) income taxes	14,389	21.6	4,962	8.6	9,427	190.0
Provision for (benefit from) income taxes	1,752	2.6	(1,507)	(2.6)	3,259	(216.3)
Net income	$12,637	18.9%	$6,469	11.2%	$6,168	95.3%

	Nine Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$96,464	51.4%	$100,532	55.5%	$(4,068)	(4.0)%
Services	91,028	48.6	80,751	44.5	10,277	12.7
Total revenue	187,492	100.0	181,283	100.0	6,209	3.4
Cost of revenue:
Products	21,143	11.3	22,334	12.3	(1,191)	(5.3)
Services	15,378	8.2	12,354	6.8	3,024	24.5
Total cost of revenue	36,521	19.5	34,688	19.1	1,833	5.3
Gross profit	150,971	80.5	146,595	80.9	4,376	3.0
Operating expenses:
Sales and marketing	61,678	32.9	64,526	35.6	(2,848)	(4.4)
Research and development	44,533	23.8	43,250	23.9	1,283	3.0
General and administrative	19,188	10.2	18,177	9.9	1,011	5.6
Total operating expenses	125,399	66.9	125,953	69.5	(554)	(0.4)
Income from operations	25,572	13.6	20,642	11.4	4,930	23.9
Non-operating income, net:
Interest income	5,077	2.7	3,401	1.9	1,676	49.3
Other income, net	5,943	3.2	653	0.4	5,290	810.1
Non-operating income, net	11,020	5.9	4,054	2.2	6,966	171.8
Income before provision for income taxes	36,592	19.5	24,696	13.6	11,896	48.2
Provision for income taxes	4,753	2.5	2,643	1.5	2,110	79.8
Net income	$31,839	17.0%	$22,053	12.2%	$9,786	44.4%

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

We generate services revenue from sales of PCS, which is bundled with sales of products and technical services. We offer tiered PCS services under renewable, fee-based PCS contracts, primarily including technical support, hardware repair and replacement parts, and software upgrades on a when-and-if-available basis. We recognize services revenue ratably over the term of the PCS contract, which is typically one year, but can be up to seven years. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. Additionally, an immaterial portion of our services revenue comes from subscription revenue. We offer several services by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform.

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$36,862	55%	$30,260	52%	$6,602	22%
Services	29,859	45	27,515	48	2,344	9
Total net revenue	$66,721	100%	$57,775	100%	$8,946	15%
Net revenue by geographic region:
Americas	$34,253	51%	$25,818	45%	$8,435	33%
United States	30,323	45%	23,777	41%	6,546	28%
Americas-other	3,930	6%	2,041	4%	1,889	93%
APJ	22,989	35%	21,196	37%	1,793	8%
EMEA	9,479	14%	10,761	19%	(1,282)	(12)%
Total net revenue	$66,721	100%	$57,775	100%	$8,946	15%

	Nine Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$96,464	51%	$100,532	55%	$(4,068)	(4)%
Services	91,028	49	80,751	45	10,277	13
Total net revenue	$187,492	100%	$181,283	100%	$6,209	3%
Net revenue by geographic region:
Americas	$92,564	49%	$92,695	51%	$(131)	—%
United States	80,176	43%	79,738	44%	438	1%
Americas-other	12,388	7%	12,957	7%	(569)	(4)%
APJ	67,319	36%	58,938	33%	8,381	14%
EMEA	27,609	15%	29,650	16%	(2,041)	(7)%
Total revenue	$187,492	100%	$181,283	100%	$6,209	3%

Three Months Ended September 30, 2024 and 2023

Total net revenue increased $8.9 million, or 15%, during the three months ended September 30, 2024, compared to the same period of 2023. Changes in revenue were due primarily to (i) an increase of $8.4 million in the Americas region, comprised of increases of $6.5 million in the United States and $1.9 million in Americas-other, (ii) an increase of $1.8 million in the APJ region, and (iii) a decrease of $1.3 million in the EMEA region. The overall increase in revenue was attributable to a $8.0 million increase in revenue from service provider customers and a $0.9 million increase in revenue from enterprise customers during the three months ended September 30, 2024 compared to the same period of 2023. Products revenue increased $6.6 million, of which the Americas region increased $6.9 million and the APJ region increased $1.3 million, partially offset by a decrease of $1.6 million in the EMEA region for the three months ended September 30, 2024, compared to the same period of 2023. Services revenue increased $2.3 million, comprised of increases of $1.6 million, $0.5 million and $0.3 million in the Americas, APJ and EMEA regions, respectively, for the three months ended September 30, 2024, compared to the same period of 2023.

Products revenue increased $6.6 million, or 22%, during the three months ended September 30, 2024 compared to the same period of 2023, as a result of an increase in demand from our service provider customers in the Americas and APJ regions.

Services revenue increased $2.3 million, or 9%, during the three months ended September 30, 2024, compared to the same periods of 2023, primarily attributable to an increase in PCS sales as a result of our growing installed customer base across all regions.

During the three months ended September 30, 2024, $34.3 million, or 51% of total revenue, was generated from the Americas region, which represents a 33% increase in revenue compared to the same period of 2023. The increase was primarily due to higher products revenue due to an increase in demand from our service provider customers in the Americas region.

During the three months ended September 30, 2024, $23.0 million, or 35% of total revenue, was generated from the APJ region, which represents an 8% increase compared to the same period of 2023. The increase was primarily due to higher services revenue due to an increase in demand from both our enterprise and service provider customers in the APJ region.

During the three months ended September 30, 2024, $9.5 million, or 14% of total revenue, was generated from the EMEA region, which represents a 12% decrease compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers in the EMEA region.

Nine Months Ended September 30, 2024 and 2023

Total net revenue increased $6.2 million, or 3%, during the nine months ended September 30, 2024, compared to the same period of 2023. Changes in revenue were due primarily to (i) a decrease of $0.1 million in the Americas region, comprised of a decrease of $0.6 million in Americas-other, partially offset by an increase of $0.4 million in the United States, (ii) an increase of $8.4 million in the APJ region, and (iii) a decrease of $2.0 million in the EMEA region. The overall increase in revenue was attributable to a $10.3 million increase in revenue from service provider customers, partially offset by a $4.1 million decrease in revenue from enterprise customers during the nine months ended September 30, 2024 compared to the same period of 2023. Products revenue decreased $4.1 million, of which the EMEA region decreased $4.3 million and the Americas region decreased $4.1 million, partially offset by an increase of $4.4 million in the APJ region for the nine months ended September 30, 2024, compared to the same period of 2023. Services revenue increased $10.3 million, comprised of increases of $4.0 million, $4.0 million and $2.3 million in the Americas, APJ and EMEA regions, respectively, for the nine months ended September 30, 2024, compared to the same period of 2023.

Products revenue decreased $4.1 million, or 4%, during the nine months ended September 30, 2024 compared to the same period of 2023, as a result of a decrease in demand from our service provider customers in the Americas regions.

Services revenue increased $10.3 million, or 13%, during the nine months ended September 30, 2024, compared to the same periods of 2023, primarily attributable to an increase in PCS sales as a result of our growing installed customer base across all regions.

During the nine months ended September 30, 2024, $92.6 million, or 49% of total revenue, was generated from the Americas region, which represents an immaterial decrease in revenue compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers in the Americas region.

During the nine months ended September 30, 2024, $67.3 million, or 36% of total revenue, was generated from the APJ region, which represents a 14% increase compared to the same period of 2023. The increase was primarily due to higher products and services revenue due to an increase in demand from our service provider customers in the APJ region.

During the nine months ended September 30, 2024, $27.6 million, or 15% of total revenue, was generated from the EMEA region, which represents a 7% decrease compared to the same period of 2023. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers in the EMEA region.

Cost of Net Revenue, Gross Margin and Gross Profit

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of net revenue:
Products	$7,531	$6,815	$716	10.5%
Services	5,508	4,194	1,314	31.3
Total cost of net revenue	$13,039	$11,009	$2,030	18.4%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of net revenue:
Products	$21,143	$22,334	$(1,191)	(5.3)%
Services	15,378	12,354	3,024	24.5
Total cost of net revenue	$36,521	$34,688	$1,833	5.3%

Products cost of revenue increased 10.5% and decreased 5.3% during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due product and regional mix.

Services cost of revenue increased 31.3% and 24.5% during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$29,331	79.6%	$23,445	77.5%	$5,886	2.1%
Services	24,351	81.6	23,321	84.8	1,030	(3.2)
Total gross profit	$53,682	80.5%	$46,766	80.9%	$6,916	(0.4)%

	Nine Months Ended September 30,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$75,321	78.1%	$78,198	77.8%	$(2,877)	0.3%
Services	75,650	83.1	68,397	84.7	7,253	(1.6)
Total gross profit	$150,971	80.5%	$146,595	80.9%	$4,376	(0.4)%

Products gross margin increased 2.1% and 0.3% during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to product and regional mix.

Services gross margin decreased 3.2% and 1.6% during the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily driven by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$21,011	$21,324	$(313)	(1.5)%
Research and development	15,734	17,620	(1,886)	(10.7)
General and administrative	6,494	5,613	881	15.7
Total operating expenses	$43,239	$44,557	$(1,318)	(3.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$61,678	$64,526	$(2,848)	(4.4)%
Research and development	44,533	43,250	1,283	3.0
General and administrative	19,188	18,177	1,011	5.6
Total operating expenses	$125,399	$125,953	$(554)	(0.4)%

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

Sales and marketing operating expenses decreased $0.3 million, or 1.5%, in the three months ended September 30, 2024, compared to the same period in 2023, and decreased $2.8 million, or 4.4%, in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in personnel costs.

For the full year 2024, we expect sales and marketing expenses to decrease from 2023 levels as we apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses decreased $1.9 million, or 10.5%, in the three months ended September 30, 2024, compared to the same period in 2023, and increased $1.3 million, or 3.0%, in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to fluctuations in personnel costs.

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

General and administrative operating expenses increased $0.9 million, or 15.7%, in the three months ended September 30, 2024, compared to the same period in 2023, and increased $1.1 million, or 5.6%, in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in personnel costs.

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

Non-operating income, net, had a favorable change of $1.2 million for the three months ended September 30, 2024, compared to the same period of 2023. The favorable change was primarily driven by fair value adjustment gains of $0.9 million and foreign exchange gains of $0.5 million, partially offset by a decrease in interest income of $0.1 million for the three months ended September 30, 2024, compared to the same period of 2023.

Non-operating income, net, had a favorable change of $7.0 million for the nine months ended September 30, 2024, compared to the same period of 2023. The favorable change was primarily driven by a favorable change in foreign exchange gains and losses of $3.0 million, fair value adjustment gains of $2.0 million and an increase in interest income of $1.7 million for the nine months ended September 30, 2024, compared to the same period of 2023.

Provision for Income Taxes

We recorded a provision for income tax of $1.8 million and a benefit for income tax of $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and we recorded a provision for income tax expense of $4.8 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s income tax provision and benefit for the three and nine months ended September 30, 2024 and 2023 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $78.1 million, including $2.9 million held outside the United States in our foreign subsidiaries, and $104.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2024, we had working capital of $156.8 million, accumulated deficit of $58.6 million and total stockholders’ equity of $217.3 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

The Company’s Board of Directors (the “Board”) has authorized various stock repurchase programs from time to time, including a twelve-month $50 million program approved on November 1, 2022 (the “2022 Program”), a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”) and a $50 million program approved November 7, 2024 (the “2024 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Through December 31, 2023, the Company had repurchased 1.2 million shares for a total cost of $15.7 million under the 2022 Program. Through September 30, 2024, the Company had repurchased 1.8 million shares for a total cost of $24.6 million under the 2023 Program.

In October 2021, our Board approved the initiation of a regular quarterly cash dividend on our common stock. In the three and nine months ended September 30, 2024, the Company paid cash dividends of $0.06 per share outstanding, for a total of $4.5 million and $13.4 million, respectively, as a return of capital. In the three and nine months ended September 30, 2023, the Company paid cash dividends of $0.06 per share outstanding, for a total of $4.4 million $13.4 million, respectively, as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on December 2, 2024 to stockholders of record on November 18, 2024 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of our Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$64,782	$41,783
Investing activities	(48,192)	13,443
Financing activities	(35,771)	(19,045)
Net increase (decrease) in cash and cash equivalents	$(19,181)	$36,181

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

During the nine months ended September 30, 2024 cash provided by operating activities was $64.8 million, consisting of net income of $31.8 million, non-cash charges of $19.5 million and an increase in cash resulting from the net change in operating assets and liabilities of $13.4 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $8.2 million and stock-based compensation expense of $12.3 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $8.4 million, accrued liabilities of $5.1 million, deferred revenue of $2.9 million and prepaid expenses and other assets of $0.8 million, partially offset by cash outflows from inventory of $1.9 million and accounts payable of $1.8 million.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $48.2 million, consisting of purchases of marketable securities of $127.3 million and capital expenditures of $9.9 million, partially offset by maturities and sales of marketable securities of $89.0 million.

During the nine months ended September 30, 2023, cash provided by investing activities was $13.4 million, consisting of maturities and sales of marketable securities of $96.3 million, partially offset by purchases of marketable securities of $75.1 million and capital expenditures of $7.8 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was $35.8 million and primarily consisting of $24.3 million used for repurchases of common stock and $13.4 million used for cash dividend payments, partially offset by $1.9 million of proceeds from common stock issued under the Company’s equity plans.

During the nine months ended September 30, 2023, cash used in financing activities was $19.0 million and primarily consisting of $13.4 million used for cash dividend payments and $8.7 million used for repurchases of common stock, partially offset by $3.0 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $13.2 million as of September 30, 2024. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company’s critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. There have been no material changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2024.

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

We recorded $1.3 million and $3.8 million of net foreign exchange gains during the three and nine months ended September 30, 2024, respectively. We recorded $0.9 million and $0.8 million of net foreign exchange gains during the three and nine months ended September 30, 2023. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of September 30, 2024, our investment portfolio included marketable securities with an aggregate amortized cost basis of $98.9 million and a fair value of $104.0 million. Fair value includes $4.6 million for our investment in publicly held equity securities. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2024 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2024	50 BPS	100 BPS	150 BPS
Marketable securities	$105,035	$104,704	$104,374	$104,043	$103,713	$103,382	$103,051

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	2	$13.72	2	$34,800

August 1 - 31, 2024	743	$12.64	743	$25,405

September 1 - 30, 2024	2	$13.45	2	$25,381

Total	747			$25,381

(1) The $25,381 thousand in the table above represents the amount available to repurchase shares under the 2023 Program as of September 30, 2024.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
Date: November 7, 2024

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2024

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)