Form 10-K
period 2024-12-31
A10 Networks, Inc.
filed 2025-02-25
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,008.4 million, based upon the closing sale price of such stock on the New York Stock Exchange. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date, as well as shares held by entities affiliated with our executive officers and directors, have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 20, 2025, the number of outstanding shares of the registrant’s common stock, $0.00001 par value per share, was 73,973,179.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
• tariffs affecting us;
• changes in regulations and laws impacting our operations;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels and resellers to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions or interference related to our supply chain; changes in law or regulatory matters; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

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
•use of open source software;
•impact of AI generated or enabled software;
•interoperability challenges with systems developed by others;
•prevention of inventory excesses or shortages;
•our ability to sell products dependent on quality support and services;
•maintaining high-quality support and services;
•product conformity with industry standards, legal and compliance related requirements;
•our dependence on third-party or other information technology systems;
•potential future acquisitions;
•credit risk of distribution channels and customers;
•risk of cyber-attacks and other information or security breaches; and
•earthquakes, fires, power outages, floods, criminal activities, acts of war and terrorism.

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
•changes in law, including tax laws or regulations or, adverse outcomes to tax return examinations;
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

PART I

Item 1. Business

Overview
We are a leading provider of security and infrastructure solutions for on-premises, hybrid cloud, and edge-cloud environments of our global enterprise, communication, cloud and web service provider customers who strive to provide business-critical applications and networks that are secure, available, and efficient. As cyber-attacks increase in volume and complexity, we integrate security and artificial intelligence (“AI”) enabled capabilities in our solutions that enable our customers to continue to adapt to market trends in hybrid cloud, AI-ready data centers and the ever-increasing need for high performance, high availability and low latency. This provides the foundation for our strong global footprint and leadership in application and network security and infrastructure. In February 2025, we acquired the assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with web application and application programming interfaces protection (“WAAP”). ThreatX Protect is ideally suited for securing applications and application programming interfaces (“APIs”).

Industry Trends & Market Drivers
The digitization of business has made applications and APIs a critical ingredient in network operations. The safety and efficiency of applications can directly impact business and financial performance, and security shortfalls can impact brand value and customer retention. The application networking and security industry is experiencing dynamic shifts in the way applications are developed, delivered, monetized and protected. Innovation in artificial intelligence (“AI”) is driving new ways to gain application delivery efficiency and enhance protection. Our corporate strategy and technology address these evolving trends and the needs of our customers and industry, including:

Increased Adoption of Cloud Applications. For decades, businesses operated with applications based in physical, appliance-based data centers. While these traditional applications remain central to businesses around the world, a new genre of cloud-based applications is emerging, presenting new opportunities and challenges that require organizations to reassess the visibility, performance and security of their applications. Some of these challenges relate to how a business effectively manages secure application services across various data centers and cloud types, whether private, public or hybrid clouds. Over time, more and more applications may be born or provided in the cloud, while some applications that existed in traditional data centers may migrate to clouds as well. To address this shift, businesses will benefit from solutions that bridge both traditional and cloud-based application environments and centrally manage all secure application services holistically in this multi-cloud world.

Increased Network Complexity and New Infrastructure Paradigms. Traditional IT vendors may want to shift from hardware-centric models to software-defined approaches across several operating environments to improve agility for critical applications, and subsequently, their business operations. Enabling product portfolios to adapt and diversify to include newer virtualized software, container-based software and cloud-based offerings are key factors determining future market leadership and competitive landscapes.

Growing Importance of Automation, Orchestration. As applications increasingly move to a multi-cloud environment, automation tools help enable efficient operations of security and application services. There is a desire for increased operational efficiency and agility, improved detection and reporting of security anomalies, enhanced end-user experiences and reduced total cost of ownership (“TCO”), simplified management of distributed application services, improved capacity planning and optimized multi-cloud software lifecycle management. By deploying newly developed secure application delivery automation and predictive analytics tools, enterprises can visualize their application performance, detect anomalous trends and automate their application delivery and network security.

The Rise of DDoS Attacks and use of Artificial Intelligence. The cyberthreat landscape continues to plague enterprises and society as a whole. Malicious actors and cyber criminals such as hacktivists, amateur hackers, and foreign military and intelligence organizations target data centers of every type. Distributed Denial of Service (“DDoS”) attacks are increasing in size, frequency, complexity and notoriety. IT defenders are faced with the increasing sophistication of adversaries who are responsible for the size and frequency of these attacks.

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

The Advent of 5G Networks and a Smart World. The growing deployment of commercial 5G networks will bring massive increases in network throughput and significant new business opportunities for mobile carriers and others. It will also require a new generation of security and internet delivery infrastructure capable of handling the growing capacity requirements and complex management needs of 5G networks. Capacity requirements increase dramatically in 5G networks due to substantial increases in concurrent sessions, lower packet size and higher connections per second. Operators strive to dramatically lower latency, reduce total cost of ownership, and improve efficiency which may require advanced consolidation of network functions at the core. Meanwhile, the scope and size of DDoS attacks may also increase dramatically with the proliferation of connected devices and traffic, due in large part to the expansion of Internet of Things (“IoT”)/Machine-to-Machine traffic coming from new 5G-delivered Smart World applications. To address these requirements, mobile and other operators want new solutions that provide hyperscale and increased performance, richer feature sets, and rich automation, analytics and threat intelligence.

Need for Advanced Multi-Cloud Secure Application Service Solutions. To address these challenges, advanced and integrated solutions for managing secure application services across businesses’ application environments are desirable. Of the many solution requirements, some of the more critical include:

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
•Clear Visibility and Sophisticated Analytics. The effectiveness of application performance and security depends greatly on the level of visibility a business has into its application and API traffic. That visibility should effectively span any number of data centers and cloud types to provide a holistic view of security threats and performance issues affecting applications. The deeper and clearer the visibility, the better the analytics and actionable information that can be applied to enhancing application performance and protection. Secure application service solutions should provide solid visibility and per-app analytics.
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

Product Portfolio
Our product portfolio seeks to address many of the aforementioned challenges and solution requirements. The portfolio consists of network infrastructure and security products. The infrastructure portfolio powers the delivery of internet services and applications while the security products protect applications, APIs, infrastructure and enterprises from cyber-attacks. Our security suite is known as A10 Defend.

A10 solutions are available in a variety of form factors, such as embedded in optimized hardware appliances, as bare metal software, containerized software, virtual appliances and cloud-native software. While our revenue to date has predominantly derived from delivery of our proprietary software on a perpetual license basis embedded in optimized hardware, this model has begun to evolve in various ways including among others, term licenses, cloud offerings, subscriptions, and software-only models. Our comprehensive and flexible application solutions portfolio, combined with A10 Control positions us to address the growing need for shifting workloads to a mix of private clouds and public clouds. A10 Control is built on microservices and container technologies and offers a multi-tenant, highly scalable controller architecture that incorporates real-time and predictive analytics at the application level and central management and orchestration of secure application services across hybrid environments, from physical data centers to public, private and hybrid clouds.

The following is an overview of our portfolio:

Secure infrastructure solutions:
1.Thunder Application Delivery Controller (“ADC”)
2.    Thunder Carrier Grade Networking (“CGN”)
3.    Thunder SSL Insight (“SSLi”)
4.    Thunder Convergent Firewall (“CFW”)

Intelligent management and automation tool:
1.A10 Control (formerly Harmony Controller)

A10 Defend Suite of Products:
1.A10 Defend Threat Control
2.A10 Defend Orchestrator (formerly aGalaxy management system)
3.A10 Defend Detector
4.A10 Defend Mitigator (formerly Thunder TPS)
5.A10 Defend ThreatX Protect

The following is a further overview of our portfolio:

Secure Infrastructure Solutions
1.Thunder Application Delivery Controller. Thunder ADC provides advanced server load balancing, including global server load balancing, high availability, aFleX scripting, aVCS, ADP multi-tenancy, SSL, offload, acceleration, caching and compression, next-generation web application firewall (“NG-WAF”), domain name server (“DNS”) application firewall (“DAF”) and others. ADCs are typically deployed in front of a server farm within a data center, including web, application and database servers.

2.    Thunder Carrier Grade Networking. Thunder CGN extends the life of increasingly scarce IPv4 address blocks and their associated infrastructure using Carrier-Grade network address translation (“CGNAT”) and translation solutions to the IPv6 addressing standard. Our CGN solution is typically deployed in service provider networks to provide standards-compliant address and protocol translation services between varying types of IP addresses. It has been successfully implemented by many large service providers and enterprises around the world.

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
Intelligent Management and Automation Tool
1.    A10 Control (formerly Harmony Controller). A10 Control provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations. Infrastructure and application operations teams can centrally manage and automate configuration and application policies for our Thunder application and security services, such as load balancing, application delivery, web application firewall, SSL decryption, Gi/SGi firewall, Carrier Grade NAT and Cloud Access Proxy solutions. Configuration and control can also be automated via API and integrated with orchestration systems used within organizations. In addition, A10 Control provides comprehensive infrastructure and per-application metrics and analytics for performance and security monitoring, anomaly detection and faster troubleshooting. The container-based, microservices architecture allows controller capacity to be scaled without interrupting operations. A10 Control is available in two deployment models: A10 managed software-as-a-service (“SaaS”), or as a self-managed, on-premise deployment.

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
3.    A10 Defend Detector. A10 Defend Detector is our high-performance Netflow, Sflow, IPFIX-based DDoS detector and is used to easily manage the scale and heterogenous nature of SP networks, resulting in a unified DDoS protection solution. Defend Detector can be used by service providers to deliver DDoS services to their customers.
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
5.    A10 Defend ThreatX Protect. A10 Defend ThreatX Protect is a cloud-based WAAP solution that incorporates NG-WAF, BOT protection, Layer 7 DDoS and API protection. This solution is deployed in front of applications and APIs and uses a combination of behavioral profiling and risk scoring to identify cyber threats. A10 Defend ThreatX Protect comes from our acquisition of the ThreatX Protect assets.
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

vThunder virtual appliances operate on all major hypervisor platforms, including VMware and Linux KVM. vThunder is also available from cloud providers like Amazon Web Services (“AWS”), Microsoft Azure, Google Cloud Compute (“GCP”) and service providers. The vThunder Series products support throughput ranges from 200 Mbps to 100 Gbps.

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

Our professional services team provides a full range of fee-based consulting services, including pre-sale network assessment, comprehensive network analysis and capacity planning, post-sale migration and implementation services and ongoing support.

Customers
Our customers operate in a variety of industries, including telecommunications, technology, industrial, government, retail, financial, gaming, and education. Our customers include the top two United States wireless carriers, four of the top 10 United States cable providers, and the top four service providers in Japan, in addition to other global enterprises, gaming companies and governmental organizations. During the years ended December 31, 2024, 2023 and 2022, purchases from our 10 largest end-customers accounted for approximately 38%, 33% and 41% of our total revenue, respectively.

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In 2024 and 2023, sales through a single distribution channel represented 20% and 19% of our total revenue, respectively. In 2022, sales through two distribution channels represented 15% and 13% of our total revenue.

Competition
As security, 5G and cloud trends continue to gain prominence, changes in application delivery needs, cybersecurity threats, and the technology landscape result in evolving customer requirements. These evolving demands have expanded our addressable market into cybersecurity including DDoS protection, 5G /5G-readiness and hybrid networking, where we compete with a number of companies not included among our traditional competitors of the past. The agility and flexibility of a common management platform enables us to offer multiple product categories that are easier to manage for our customers. Our portfolio also includes container and microservices-based versions of certain of our comprehensive set of hardware, software and cloud offerings.

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

•Companies that sell products in the traditional application delivery market, such as F5 Networks, NetScaler from Cloud Software Group, Inc., VMware from Broadcom (through its acquisition of Avi Networks) as well as many startups; and

•Companies that sell Cloud WAAP solutions such as Imperva, Akamai, Cloudlare and Amazon Web Services (“AWS”).

The key competitive factors in our markets include:
•Ability to innovate and respond to customer needs rapidly;

•Ability to prepare for, detect and mitigate large-scale cybersecurity threats;

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

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 24 countries as of December 31, 2024, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channels. Our sales team is also comprised of a channel sales organization that is expanding our market reach through resellers. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channels with little or no direct engagement by our sales personnel. We fulfill nearly all orders globally through our distribution channels, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channels accounted for 94%, 95% and 83% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We have agreements with Lanner with an initial term of one year and AEWIN with an initial term of six years pursuant to which they manufacture, assemble, and test our products. Each agreement automatically renews for successive one-year terms unless either party gives notice that they do not want to renew. We do not have any long-term manufacturing contracts that guarantee fixed capacity or pricing. Quality assurance and testing is performed at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations. We warehouse and deliver our products out of our San Jose warehouse for the Americas and direct from Taiwan for APJ and EMEA. We outsource delivery to a third-party logistics provider for deliveries in Japan.

Backlog
As of December 31, 2024 and 2023, we had product backlog of approximately $11.6 million and $3.8 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled by the customer prior to shipment without significant cost. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2024, 2023 and 2022, our total revenue was $261.7 million, $251.7 million, and $280.3 million, respectively, and our gross margin was 80.4%, 80.9%, and 79.7%, respectively. We had net income of $50.1 million, $40.0 million and $46.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2024, we had 210 United States (“U.S.”) patents issued, 3 U.S. patent applications pending, 78 overseas patents issued and 7 overseas patent applications pending. Our issued U.S. patents, excluding 10 patents that we acquired, expire between 2025 and 2042. Our issued overseas patents, excluding 2 patents that we acquired, expire between 2025 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

We license software from third parties for development of, or integration into, our products, including proprietary and open source software. We pursue registration of our trademarks and domain names in the U.S. and other jurisdictions. See Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K for additional information regarding the risks associated with protecting our intellectual property.

Human Capital
As of December 31, 2024, we had 481 full-time employees, including 217 engaged in research and development and customer support, 210 in sales and marketing and 54 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Responsibility

Our mission is to enable business-critical networks that are secure, available and efficient. In our rapidly expanding digital economy, this has never been more relevant and critical. Our customers rely on us to help them drive better business outcomes now and into the future.

With our mission in mind, we are committed to maintaining the highest standards of ethics and corporate governance, and to fostering a customer and partner ecosystem. These standards are described in our Code of Business Conduct and Ethics, which can be accessed at https://investors.a10networks.com/corporate-responsibility/default.aspx. We believe these practices will deliver the highest value for our employees, customers, partners and stockholders. Our global footprint provides an additional level of sustainability for business performance, and we drive this responsibility across all our global locations.

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

Environmental, Social and Governance (“ESG”)

Environmental

We are committed to business practices that preserve the environment, recognizing its fundamental role in sustaining our society and economy. We are committed to meeting and strive to exceed all legal and compliance requirements related to our people, products, and operations. Additionally, we aim to deliver products and services that minimize environmental impact across our entire value chain.

•Environmental Sustainability Policy: We have adopted an Environmental Sustainability Policy, which can be accessed on our corporate website: https://investors.a10networks.com.

•Ongoing Environmental Initiatives: We continuously evaluate environmental initiatives to further develop our corporate policies and objectives. One such initiative is a sustainability project focused on reducing carbon emissions. We have engaged a sustainability expert and established 2019 as the baseline year for our 10-year carbon reduction plan. This strategy aligns with the 1.5°C initiative scope protocols.

•Sustainable Facilities & Energy Efficiency: Our corporate headquarters in San Jose, California, complies with the California Building Energy Efficiency Standards (Title 24) to reduce wasteful and unnecessary energy consumption. We have also planned for increased use of renewable energy in partnership with PG&E. Additionally, we provide EV charging stations for employees and visitors and facilitate recycling and proper disposal of e-waste, in accordance with local requirements.

•Conflict Minerals Supply Chain Policy: Under our Conflict Minerals Supply Chain Policy, which can be viewed at https://investors.a10networks.com/corporate-responsibility/default.aspx, we expect our suppliers to comply with our standards for responsible sourcing of minerals from conflict-affected and high-risk areas. Suppliers must cooperate with our due diligence inquiries, information requests, and certifications to meet reporting and disclosure obligations and ensure they do not knowingly contribute to local conflict or human rights abuses.

We work with our contract manufacturers and suppliers to maintain compliance with, for example, RoHS, REACH and WEEE in the European Union (“EU”) and elsewhere across the globe for other such environmental requirements. The Company’s Conflict Minerals Supply Chain Policy as well as our Code of Business Conduct and Ethics outlines our practices and procedures with respect to human rights to ensure participants in our supply chain do not knowingly contribute to local conflict or human rights abuses. We expect our suppliers to comply with our policy on responsible sourcing of minerals from conflict-affected and high-risk areas and to cooperate with our diligence inquiries and requests for information and certification as may be required by us to comply with reporting and disclosure obligations to which we are subject from time to time.

Social

Diversity, Inclusion & Equal Opportunity

We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, and our business needs. We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment. We have implemented Diversity, Equal Opportunity, and Inclusion action planning teams focused on analysis from diversity surveys and focus groups. We have ongoing outreach efforts to recruit a diverse candidate pool.

We are committed to ensuring our team members are treated with fairness, dignity and respect. We believe that a cooperative work environment, based on trust and mutual respect, is essential to our success. We embrace the diversity of our workforce and celebrate the creative value added by individuals with differing backgrounds. We expressly prohibit intimidation, hostility, harassment, discrimination and other inappropriate behavior. Furthermore, we expect employees to conduct themselves in a professional and dignified manner at all times; in doing so, we seek to avoid making employees feel uncomfortable at work.

As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Business Conduct and Ethics, and compliance trainings. They are also given access to our Statement Against Discrimination and are expected to comply with it. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion across our company.

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

We use as a guide the code of conduct policies set fourth by the Responsible Business Alliance, the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains, and we expect all of our suppliers to do so as well. Our Code of Business Conduct and Ethics and our Statements Against Discrimination and Modern Slavery can be found on our corporate website at https://investors.A10networks.com within the “Governance - Governance Documents” section.

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

We continuously review and improve our corporate governance guidelines in response to changing requirements and feedback from employees, customers, partners, vendors and stockholders. The Nominating and Corporate Governance Committees of the Board of Directors, consisting entirely of independent directors, evaluates the appropriate governance practices as defined by law and industry best practice and takes those recommendations to the Board of Directors. Currently, four of five Board members are independent.

We engage with an independent audit firm to ensure the Company complies with relevant requirements such as the 2002 Sarbanes-Oxley Act.

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

We announce material information to the public about the Company, our products and services and other matters through a variety of means, including our website (www.A10networks.com), the investor relations section of our website (https://investors.A10networks.com), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our corporate X (formerly Twitter) account (@A10Networks) and our corporate Facebook page (https://www.facebook.com/a10networks). Information provided includes press releases and other information about financial performance, information on environmental, social and governance and details related to the Company’s annual meeting of stockholders. The contents of our website and social media contents are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

As a result of end-customer buying patterns and the efforts of our sales force and distribution channels to meet or exceed their sales objectives, we have historically received a substantial portion of purchase orders and generated a substantial portion of revenue during the last few weeks of each quarter. We may be able to recognize such revenue in the quarter received, however, only if all of the requirements of revenue recognition are met by the end of the quarter. Any significant interruption in our information technology systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, could result in delayed order fulfillment and thus decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize (including delays by our customers or potential customers in consummating such purchase orders), our third-party manufacturers’ inability to manufacture and ship products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our failure to manage inventory to meet demand, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments or achieving specified acceptance criteria, our revenue for that quarter could fall below our, or our investors’ or securities analysts’ expectations, resulting in a decline in the trading price of our common stock. For example, in 2023, we experienced longer sales cycles and customer uncertainty that resulted in delayed orders. These circumstances normalized in 2024.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2024, 2023 and 2022, purchases by our ten largest end-customers accounted for approximately 38%, 33% and 41% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2024,

2023 and 2022, service providers accounted for approximately 57%, 58% and 66%, of our total revenue, respectively, and enterprise customers accounted for approximately 43%, 42% and 34% of our total revenue, respectively.

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

We cannot provide any assurance that we will be able to sustain or increase our revenue from our largest end-customers nor that we will be able to offset any absence of significant purchases by our largest end-customers in any particular period with purchases by new or existing end-customers in that or subsequent periods. We expect that sales of our products to a limited number of end-customers will continue to contribute materially to our revenue for the foreseeable future. The loss of, or a significant delay or reduction in purchases by, a small number of end-customers could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, Taiwan and South Korea. During the years ended December 31, 2024, 2023, and 2022, approximately 55%, 55% and 54% of our total revenue, respectively, was generated from customers located outside of the U.S. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also seek to enter into distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful distributor relationships internationally or recruit additional companies to enter into distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us in the future to include terms in customer contracts other than our standard terms. To the extent that we may enter into customer contracts in the future that include non-standard terms, our operating results may be adversely impacted.

We have a significant presence in international markets and plan to continue to expand our international operations, which exposes us to a number of risks that could negatively affect our future business.

We have personnel in numerous countries including in the following countries and regions: the U.S., Western Europe, India, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. As we maintain our international operations, we are subject to a number of risks, including the following:

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

Because of our worldwide operations, we are also subject to risks associated with compliance with applicable anticorruption laws. One such applicable anticorruption law is the FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries, such as resellers and other channels and distributors, fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial condition.

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

On July 30, 2019, we announced that our Board of Directors had formed a Strategy Committee tasked and empowered with overseeing and executing specific activities directed to increasing stockholder value. No assurance can be given that a strategic transaction will be consummated in the near term or at all. In addition, speculation and uncertainty regarding our exploration of strategic alternatives may cause or result in:

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

A substantial portion of our business depends on the demand for information technology by large enterprises and service providers, the overall economic health of our current and prospective end-customers and the continued growth and evolution of the Internet. The timing of the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Volatility in the global economic market or other effects of global or regional economic weakness, including limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures that continue to affect governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions in the U.S., Europe and other key markets for our products continue to be volatile in response to geopolitical developments, macroeconomic trends, or otherwise, and do not improve, or those markets experience a prolonged downturn, many end-customers may delay or reduce their IT spending. From time to time this causes reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, operating results and financial condition. In addition, there can be no assurance that IT spending levels will increase following any recovery.

We are dependent on third-party manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Deterioration of international relations including but not limited to those between Taiwan and China, the resulting actions taken by either country, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to the manufacturing of our hardware components, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing disruption at these manufacturers, including but not limited to disruptions due to tensions with China, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impact us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

Because our products and services are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. Even if we discover those weaknesses, we may not be able to correct them promptly, if at all. Defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks, or temporarily interrupt end-customers’ networking traffic. Furthermore, our products may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our end-customers and the sophistication of malware, viruses and other threats. Data thieves and hackers are increasingly sophisticated, often affiliated with organized crime or state-sponsored groups, and may operate large-scale and complex automated attacks. The techniques used to obtain unauthorized access or to sabotage networks change frequently and may not be recognized until launched against a target. Additionally, as a well-known provider of enterprise security solutions, our networks, products, and services could be targeted by attacks specifically designed to disrupt our business and harm our reputation. Such an attack could result in additional expense incurred in connection with the response, investigation, mitigation and remediation in response. For example, in January 2023, we identified a cybersecurity incident in our corporate IT infrastructure (not related to any of our products or solutions used by customers) (the “Cyber Incident”). Upon detecting the Cyber Incident, we launched an investigation and engaged the services of cybersecurity experts and advisors, incident response professionals and external counsel to support the investigation. As our products are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced attacks will focus on finding ways to defeat our products. In addition, defects or errors in our updates to our products could result in a failure of our services to effectively update end-customers’ products and thereby leave our end-customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing installed end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against security threats. Our end-customers may also misuse or wrongly configure our products or otherwise fall prey to attacks that our products cannot protect against, which may result in loss or a breach of business data, data being inaccessible due to a “ransomware” attack, or other security incidents. For all of these reasons, we may be unable to anticipate all data security threats or provide a solution in time to protect our end-customers’ networks. If we fail to identify and respond to new and increasingly complex methods of attack and to update our products to detect or prevent such threats in time to protect our end-customers’ critical business data, our business, operating results and reputation could suffer.

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

Our use of open source software and position regarding the potential use of generative artificial intelligence (AI) in our products could negatively affect our ability to sell our products and subject us to possible litigation.

We incorporate open source software such as the Linux operating system kernel into our products. We have implemented a formal open source use policy, including written guidelines for use of open source software and business processes for approval of that use. We have developed and implemented our open source policies according to industry practice; however, best practices in this area are subject to change, because there is little reported case law on the interpretation of material terms of many open source licenses. We are in the process of reviewing our open source use and our compliance with open source licenses and implementing remediation and changes necessary to comply with the open source licenses related thereto. While we do not currently utilize software generated by artificial intelligence tools in our products we may at some point choose to do so, and, if we do, we will likely treat AI generated code as a form of open source software. We cannot guarantee that our use of open source software has been, and will be, managed effectively for our intended business purposes and/or compliant with applicable open source licenses. We may face legal action by third parties seeking to enforce their intellectual property rights related to our use of such software. Failure to adequately manage open source license compliance and our use of open source or AI generated software may result in unanticipated obligations regarding our products and services, such as a requirement that we license proprietary portions of our products or services on unfavorable terms, that we make available source code for modifications or derivative works we created based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license and/or that we redesign the affected products or services, which could result, for example, in a loss of intellectual property rights, or delay in providing our products and services. From time to time, there have been claims against companies that distribute or use third-party open source or other software in their products and services, asserting that the open source or AI generated software or its combination with the products or services infringes third parties’ patents or copyrights, or that the companies’ distribution or use of the open source software does not comply with the terms of the applicable licenses. Use of certain open source or AI generated software can lead to greater risks than use of warranted third-party commercial software, as open source licensors and AI generated software generally do not provide warranties or controls on the origin of such software. From time to time, there have been claims against companies that use open source or AI generated software in their products, challenging the ownership of rights in such open source or AI generated software. As a result, we could also be subject to suits by parties claiming ownership of rights in such software and so challenging our right to use such software in our products. If any such claims were asserted against us, we could be required to incur significant legal expenses defending against such a claim. Further, if our defenses to such a claim were not successful, we could be, for example, subject to significant damages, be required to seek licenses from third parties in order to continue offering our products and services without infringing such third party’s intellectual property rights, be required to re-engineer such products and services, or be required to discontinue making available such products and services if re-engineering cannot be accomplished on a timely or successful basis. The need to engage in these or other remedies could increase our costs or otherwise adversely affect our business, operating results and financial condition.

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

We purchase products from our manufacturers outside of, and in advance of, reseller or end-customer orders, which we hold in inventory and sell. We place orders with our manufacturers based on our forecasts of our end-customers’ requirements and forecasts provided by our distribution channel partners. These forecasts are based on multiple assumptions, each of which might cause our estimates to be inaccurate, affecting our ability to provide products to our customers. There is a risk we may be unable to sell excess products ordered from our manufacturers. Inventory levels in excess of customer demand may result in obsolete inventory and inventory write-downs. The sale of excess inventory at discounted prices could impair our brand image and have an adverse effect on our financial condition and results of operations. Conversely, if we underestimate demand for our products, or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to resellers, distribution channels and customers and cause us to lose sales. These shortages may diminish the loyalty of our distribution channels or customers.

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

We believe that our ability to provide consistent, high quality customer service and technical support is a key factor in attracting and retaining end-customers of all sizes and is critical to the deployment of our products. When support is purchased our end-customers depend on our support organization to provide a broad range of support services, including on-site technical support, 24-hour support and shipment of replacement parts on an expedited basis. If our support organization or our distribution channels do not assist our end-customers in deploying our products effectively, succeed in helping our end-customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers. We currently have technical support centers in the U.S., Japan, India and the Netherlands. As we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.

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

Our business and operations have experienced growth in certain prior periods and may experience rapid growth at certain times in the future, and if we do not effectively manage any future growth or are unable to sustain and improve our controls, systems and processes, our operating results will be adversely affected. In certain prior periods, we have significantly increased the number of our employees and independent contractors. As we hire new employees and independent contractors and expand into new locations outside the U.S., we are required to comply with varying local laws for each of these new locations. We anticipate that further expansion of our infrastructure and headcount will be required. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure and financial resources. Our ability to manage our operations and growth across multiple countries will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and processes. We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could impair our ability to provide products or services to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our products, increase our technical support costs, or damage our reputation and brand. Furthermore, given our growth and size, our management team may lack oversight on certain side agreements between sales personnel and customers. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses, any of which may harm our business and results of operations. We may not be able to sustain or develop new distributor and reseller relationships, and a reduction or delay in sales to significant distribution channel partners could hurt our business.

We sell our products and services through multiple distribution channels in the U.S. and internationally. We may not be able to increase our number of distributor or reseller relationships or maintain our existing relationships. Recruiting and retaining qualified distribution channels and training them on our technologies requires significant time and resources. These distribution channels may also market, sell and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. Our sales channel structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distribution channels misrepresent the functionality of our products or services to end-customers or violate laws or our corporate policies. If we are unable to establish or maintain our sales channels or if our distribution channels are unable to adapt to our future sales focus and needs, our business and results of operations will be harmed.

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

We may make future acquisitions of complementary companies, products or technologies. For example, in February 2025 we acquired the assets and key personnel of ThreatX Protect. With respect to any acquisitions we have or may undertake, we may find that the acquired businesses, products or technologies do not further our business strategy as expected, that we paid more than what the assets are later worth or that economic conditions change, all of which may generate future impairment charges. Acquisitions may be viewed negatively by customers, financial markets or investors. There may be difficulty integrating the operations and personnel of an acquired business, and we may have difficulty retaining the key personnel of an acquired business. We may also have difficulty in integrating acquired technologies or products with our existing product lines. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. We may have difficulty maintaining uniform standards, controls, procedures and policies across locations. We may experience significant problems or liabilities associated with product quality, technology and other matters.

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

Most of our sales are on an open credit basis, with typical payment terms ranging from 30 to 90 days depending on local customs or conditions that exist in the sale location. If any of the distribution channels or end-customers responsible for a significant portion of our revenue becomes insolvent or suffers a deterioration in its financial or business condition and is unable to pay for our products, our results of operations could be harmed. The sales price of our products and subscriptions may decrease, which may reduce our gross profits and adversely impact our financial results. The sales prices for our products and subscriptions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and subscriptions, anticipation of the introduction of new products or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars (except in Japan), currency fluctuations in certain countries and regions may negatively impact actual prices that distribution channels and end-customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. We cannot guarantee that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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

We also rely in part on confidentiality and/or assignment agreements with our technology partners, employees, consultants, advisors and others. These protections and agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. In addition, others may independently discover our trade secrets and intellectual property information we thought to be proprietary, and in these cases we would not be able to assert any trade secret rights against those parties. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property or technology. Monitoring unauthorized use of our intellectual property is difficult and expensive. We have not made such monitoring a priority to date and will not likely make this a priority in the future. We cannot be certain that the steps we have taken or will take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. Some within the U.S. government have called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. In October 2021 the USTR confirmed these enacted U.S. tariffs will stay in place for the time being. In May 2022, the USTR initiated a statutory four-year review of the section 301 duties to determine the continued need for the tariffs on numerous products from China, including communications equipment products and components. The USTR is currently evaluating comments submitted as part of the four-year review process and a decision on the tariffs is likely to be made later this year. An increase in tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials. Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers’ sales, thereby causing an indirect negative impact on our own sales. Any reduction in customers’ sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. For example, in early 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline in affected countries, which could negatively impact demand for our products. Moreover, if our products are subject to tariffs, we may be impacted to a greater degree than our competitors who operate in countries that are not subject to tariffs, placing us at a disadvantage. As a result, future U.S. tariffs on imports and retaliatory tariffs could increase the cost of, and reduce demand for, our products, which may materially adversely affect our results of operations.

Additionally, the current uncertainty about the future relationship between the U.S. and China, as well as other countries, with respect to the trade policies, treaties, taxes, government regulations and tariffs makes it difficult to plan for the future. New developments in these areas, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the uncertainty of further developments related to tariffs, international trade agreements and policies we can give no assurance that our business, financial condition and operating results would not be adversely affected.

Failure to protect and ensure the confidentiality and security of data, trade secrets and personally identifiable information (“PII”) could lead to legal liability, adversely affect our reputation and have a material adverse effect on our operating results, business and reputation.

We may collect, store and use certain confidential information in the course of providing our services, and we have invested in preserving the security of this data. We may also outsource operations to third-party service providers to whom we transmit certain confidential data. While the Cyber Incident we experienced in January 2023 did not result in material degradation of our systems, it did expose a vulnerability in our security measures which we believe has been corrected. There are no assurances that any security measures we have in place, or any additional security measures that our subcontractors may have in place, will be sufficient to protect this confidential information from unauthorized security breaches. While the Cyber Incident did not have a material impact on the Company, it did result in additional expense incurred in connection with the investigation.

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

Breaches of our security measures or those of our third-party service providers, or other security incidents, has and could result in: unauthorized access to our sites, networks and systems; unauthorized access to, misuse or misappropriation of information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to notification of individuals, or other forms of breach remediation; deployment of additional personnel and protection technologies; response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory investigations, prosecutions, and other actions; and other potential liabilities. In response to the Cyber Incident, we launched an investigation and engaged the services of cybersecurity experts and advisors, incident response professionals and external counsel to support the investigation. While the Cyber Incident did not have a material impact on the Company, it did result in additional expense incurred in connection with the investigation. Security incidents that occur or are believed to have occurred could damage our reputation and brand, could cause our business to suffer, could require us to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, could expose us to a risk of loss, litigation or regulatory action and possible liability, and could impair our ability to operate our business, including our ability to provide maintenance and support services to our distribution channels and end-customers. If current or prospective resellers and end-customers believe that our systems and solutions do not provide adequate security for their businesses’ needs, our business and our financial results could be harmed. Additionally, future actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection, privacy and cyber resilience-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect back in May 2018, has caused EU data protection requirements to be more stringent and provides for greater penalties. Because the GDPR may be subject to new or changing interpretations by courts, our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger regulator fines of up to €20 million or 4% of global annual revenues, whichever is higher, in the most serious cases and/or legal claims. The United Kingdom enacted legislation that substantially implements the GDPR. In the EU/UK, various cyber resilience related laws (for example the EU Cyber Resilience Act, Network and Information Systems Directive 2, and the Digital Operational Resilience Act) have either recently been enacted or are in the process of being enacted, which essentially oblige those doing business in the EU/UK to implement robust cybersecurity standards with respect to the products and services they provide. The EU has also implemented a comprehensive law regulating the development and use of AI systems (the EU AI Act) which also protects data and privacy by requiring confidentiality, transparence and risk assessments where AI systems and built and used. Breaches of such laws could also lead to significant fines and legal claims, and allegations of breach could lead to significant investigative or defense related costs. Similarly, California recently enacted the California Consumer Privacy Act (which was then amended by the California Privacy Rights Act) (“CCPA”) which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights including not sharing personal information upon the consumer’s request and opt-out provisions for the sales of consumer’s personal information. In addition, at least 18 other U.S. states have enacted comprehensive privacy legislations that regulates the collection, use, and sale of personal information, and other states have enacted sectoral privacy laws and introduced bills regarding comprehensive privacy laws, and these privacy laws might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. At a minimum, these U.S. state comprehensive and sectoral privacy laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, U.S. states have passed or introduced legislations regulating the development and deployment or artificial intelligence and automated decision making technologies across different sectors and in some instances have passed or introduced legislations or regulations that apply across sectors. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant investigatory costs, fines, imprisonment of company officials and public censure (in the most serious, criminal cases, in certain jurisdictions), claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the EU, the U.S., and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

Our sales to governmental organizations are subject to a number of challenges and risks.

We sell to governmental organization end-customers. Sales to governmental organizations are subject to a number of challenges and risks. Selling to governmental organizations can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We have not yet received security clearance from the U.S. government, which prevents us from being able to sell directly for certain governmental uses. There can be no assurance that such clearance will be obtained, and failure to do so may adversely affect our operating results. Governmental organization demand and payment for our products may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Governmental organizations may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, artificial intelligence, data privacy laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S. Noncompliance or perceived noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, lapse in our ability to respond to them or obtain necessary approvals and import certifications, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

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

We are subject to income taxes and other taxes in the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities will be subject to the allocation of income and expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and foreign tax jurisdictions due to our international operations. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state, local and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

In addition, from time to time the U.S., foreign, state and local governments make substantive changes to tax rules, including tax policies and rates, that apply to businesses and stockholders. Such substantive changes could adversely impact our operations and financial results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles (“GAAP”) in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. See Note 1 Description of Business and Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the effect of new accounting pronouncements on our consolidated financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If we are unable to maintain effective internal controls over financial reporting, investor confidence may be adversely affected, which in turn would negatively affect the value of our common stock.

We have, in the past, and may, in the future, conclude that our internal control over financial reporting is not effective. We have identified significant deficiencies and material weakness in the past that has resulted in a restatement of certain of our financial reports. If any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if we are required to restate our consolidated financial statements as a result of ineffective internal control over financial reporting, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. An overview of these programs can be found on our corporate website at https://investors.A10networks.com within the “Governance - Governance Documents” section. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Risks Related to Capitalization and Financial Markets

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $2.1 million and $0.1 million favorable during the years ended December 31, 2024 and 2023, respectively. The currency exchange impact of the foreign exchange rates on our net income was $0.5 million unfavorable during the year ended December 31, 2022. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

We may need to or may elect to raise additional funds in future private or public offerings, and such funds may not be available on acceptable terms, if at all. If we do raise additional funds, existing stockholders will suffer dilution.

We may need to raise additional funds in private or public offerings, and these funds may not be available to us when we need them or on acceptable terms, if at all. We may also elect to raise additional funds to help us pursue our business or strategic objectives. If we raise additional funds through further issuances of equity or convertible debt securities, you could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, that may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected.

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

•regulatory developments in the U.S., foreign countries or both;

•general economic conditions and trends;

•major catastrophic events, including pandemics, acts of terrorism or war, or other events affecting the global economy, and the responses thereto;

•cyber-attacks and other information or security breaches;

•sales of large blocks of our common stock; or

•departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock has been highly volatile since our initial public offering in March 2014. We have experienced securities class action and related derivative litigation and SEC investigations. Future securities litigation, including any related shareholder derivative litigation, or investigations could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

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

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy to return capital to our stockholders. As part of this strategy, the Company announced on November 7, 2024, that its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. Under the Company’s stock repurchase programs, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Repurchases pursuant to our current stock repurchase program or any other stock repurchase program we adopt in the future could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. For example, in September 2022 and in November 2024, we entered into Common Stock Repurchase Agreements with entities affiliated with Summit Partners whereby the Company purchased shares of its common stock. There can be no assurance that any additional stock repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although the stock repurchase programs are intended to enhance long term stockholder value, short-term stock price fluctuations could reduce their effectiveness.

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

Our IT cybersecurity team maintains an incident response plan designed to respond to potential cybersecurity threats, such as security breaches and cyber-attacks, and to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. Our incident response plan coordinates the activities that we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate significant cybersecurity incidents to our global crisis management plan, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We conduct tabletop exercises for tactical response readiness, perform regular security scans of our environment both from an external and internal perspective, as well as work with a qualified third-party vendor to perform penetration tests of our environment. These penetration tests are focused on specific objectives to assist us in managing our cybersecurity threat risks. Any identified risks are included in our overall risk management program, which we validate on a regular basis.

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

Our IT cybersecurity team is led by our Head of Information Security, Sean Pike. Mr. Pike has over 25 years of experience leading and scaling cybersecurity practices across regulated industry and critical infrastructure. Most recently, he served as Chief Information Security Officer at Business Wire, where he was responsible for transforming the security and compliance organizations to meet the needs of a globally distributed SaaS newswire. Prior to Business Wire, Mr. Pike held leadership positions at VMware, IDC, and Nielsen Radio. His work at the Company includes aligning cybersecurity, product security, and security compliance initiatives to business goals. Mr. Pike holds a Juris Doctor in law from Syracuse University and a M.S. in telecommunications and network management from Syracuse University.

Item 2. Properties

Our corporate headquarters is located in San Jose, California, where we currently lease 116,381 square feet of space under a lease agreement that expires on July 31, 2027. We also lease space for offices internationally and for sales offices in locations throughout the U.S. and various international locations, including, among others, Japan, the UK, the Netherlands, Taiwan, South Korea, Singapore and India. We believe that our current facilities are adequate to meet our current needs.

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

Additional information with respect to this Item may be found in Note 7 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

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

There were approximately 44 stockholders of record on February 20, 2025. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the NASDAQ Composite, the Russell 2000 Index, the NYSE Technology Index and the S&P 600 Index. The graph assumes $100 was invested on December 31, 2019 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance. The Company has elected to replace the NASDAQ Composite with the S&P 600 Index because the Company is a component of the S&P 600 Index and the Company believes the S&P 600 Index represents a group of companies more aligned with our peer group. In this transition year, the stock performance graph below includes the new index and the previously reported index.

Comparison Of Cumulative Total Return
Among A10 Networks, Inc., NASDAQ Composite, Russell 2000 Index,
NYSE Technology Index and S&P 600 Index

Issuer Purchases of Equity Securities
On November 7, 2024, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. As of December 31, 2024, the Company had $44.2 million available to repurchase shares under this program. Under the stock repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2024	—	$—	—

November 1 - 30, 2024	330	$15.73	330

December 1 - 31, 2024	31	$18.81	31

Total	361			$44,237

(1) Average price paid per share includes broker commission fees, if applicable.

(2) The $44.2 million in the table above represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2024. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions and by withholding shares in connection with vesting equity awards held by certain employees, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

This section of the Form 10-K generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024.

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of network infrastructure and security products. The infrastructure portfolio powers the delivery of internet services and applications while the security products protect applications, APIs, infrastructure and enterprises from cyber-attacks. Our security suite is known as A10 Defend. In addition, we have an intelligent management and automation tool known as A10 Control (formally Harmony Controller), which provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations.

Our secure infrastructure solutions include; Thunder Application Delivery Controller (“ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”). Our security products include; A10 Defend Threat Control, A10 Defend Orchestrator, A10 Defend Detector, A10 Defend Mitigator and A10 Defend ThreatX Protect. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products other than our software-as-a-service offerings.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers, which accounted for 57% and 58% of our total revenue during 2024 and 2023, respectively, and enterprise, which accounted for 43% and 42% of our total revenue during 2024 and 2023, respectively. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises Asia Pacific region including Japan. The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 38%, 33% and 41% of our total revenue for 2024, 2023 and 2022, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict and rely upon customer growth and network enhancements. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

In February 2025, we acquired the assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with WAAP protection (web application and application programming interfaces).

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$139,799	53.4%	$141,082	56.1%	$(1,283)	(0.9)%
Services	121,897	46.6	110,618	43.9	11,279	10.2%
Total revenue	261,696	100.0	251,700	100.0	9,996	4.0%
Cost of revenue:
Products	31,218	11.9	31,468	12.5	(250)	(0.8)%
Services	20,201	7.7	16,494	6.6	3,707	22.5%
Total cost of revenue	51,419	19.6	47,962	19.1	3,457	7.2%
Gross profit	210,277	80.4	203,738	80.9	6,539	3.2%
Operating expenses:
Sales and marketing	83,300	31.8	85,976	34.2	(2,676)	(3.1)%
Research and development	57,726	22.1	55,229	21.9	2,497	4.5%
General and administrative	25,283	9.7	23,885	9.5	1,398	5.9%
Total operating expenses	166,309	63.6	165,090	65.6	1,219	0.7%
Income from operations	43,968	16.8	38,648	15.4	5,320	13.8%
Non-operating income (expense):
Interest income	6,747	2.6	5,078	2.0	1,669	32.9%
Interest and other income (expense), net	7,384	2.8	69	—	7,315	10,601.4%
Total non-operating income (expense), net	14,131	5.4	5,147	2.0	8,984	174.5%
Income before income taxes	58,099	22.2	43,795	17.4	14,304	32.7%
Provision for income taxes	7,959	3.0	3,825	1.5	4,134	108.1%
Net income	$50,140	19.2%	$39,970	15.9%	$10,170	25.4%

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$139,799	53%	$141,082	56%	$(1,283)	(1)%
Services	121,897	47%	110,618	44%	11,279	10%
Total revenue	$261,696	100%	$251,700	100%	$9,996	4%
Revenue by geographic region:
Americas	$134,356	51%	$132,745	53%	$1,611	1%
United States	117,707	45%	113,766	45%	3,941	3%
Americas-other	16,649	6%	18,979	8%	(2,330)	(12)%
APJ	87,175	33%	77,606	31%	9,569	12%
EMEA	40,165	16%	41,349	16%	(1,184)	(3)%
Total revenue	$261,696	100%	$251,700	100%	$9,996	4%

Total revenue increased by $10.0 million, or 4%, in 2024 compared to 2023. This increase was due to a $11.3 million increase in services revenue, partially offset by a decrease of $1.3 million in products revenue.

Products revenue decreased $1.3 million, or 1%, in 2024 compared to 2023 primarily driven by lower demand from our service provider and enterprise customers in the Americas, and EMEA regions, partially offset by higher demand from service provider customers in APJ.

Services revenue increased $11.3 million, or 10%, in 2024 compared to 2023. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base in the APJ region, and to a lesser extent in the Americas and EMEA regions.

During 2024, $134.4 million, or 51% of total revenue, was generated from the Americas region, which represents a 1% increase compared to 2023. The increase was primarily due to higher services revenue driven by an increase in demand from our enterprise customers.

During 2024, $87.2 million, or 33% of total revenue, was generated from APJ, which represents a 12% increase compared to 2023. The increase was primarily due to higher products and services revenue driven by an increase in demand from our service provider customers.

During 2024, $40.2 million, or 16% of total revenue, was generated from EMEA, which represented a 3% decrease compared to 2023. The decrease was primarily due to lower products revenue driven by a decrease in demand from our service provider customers.

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

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Cost of revenue:
Products	$31,218	$31,468	$(250)	(1)%
Services	20,201	16,494	3,707	22%
Total cost of revenue	$51,419	$47,962	$3,457	7%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$108,581	77.7%	$109,614	77.7%	$(1,033)	—%
Services	101,696	83.4%	94,124	85.1%	7,572	(1.7)%
Total gross profit	$210,277	80.4%	$203,738	80.9%	$6,539	(0.5)%

Products gross margin percentage remained flat in 2024 compared to 2023.

Services gross margin percentage decreased by 1.7% in 2024 compared to 2023 primarily due to an increase in personnel-related support costs, especially variable compensation.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Operating expenses:
Sales and marketing	$83,300	$85,976	$(2,676)	(3)%
Research and development	57,726	55,229	2,497	5%
General and administrative	25,283	23,885	1,398	6%
Total operating expenses	$166,309	$165,090	$1,219	1%

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

The $2.7 million decrease in sales and marketing expenses in 2024 compared to 2023 was primarily due to decreases of $3.2 million in personnel costs as a result of a decrease in headcount, partially offset by an increase in marketing events of $0.6 million.

For 2025, we expect sales and marketing expenses to increase modestly from 2024 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.
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

The $2.5 million increase in research and development expenses in 2024 compared to 2023 was primarily due to an increase of $1.5 million in personnel costs and a $1.3 million increase in equipment and software expense, partially offset by a decrease of $0.6 million in professional services.

For 2025, we expect research and development expenses to increase from 2024 levels reflecting strategic investments in our growth priorities, including cybersecurity technology and AI technologies.
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

The $1.4 million increase in general and administrative expenses in 2024 compared to 2023 was primarily due to an increase of $1.3 million in personnel costs as a result of an increase in variable compensation.

For 2025, we expect general and administrative expenses to increase modestly from 2024 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense) - Interest Income

Interest income consists primarily of interest income earned on our invested cash, cash equivalents and marketable securities.

Interest income was $6.7 million and $5.1 million in the years ended December 31, 2024 and 2023, respectively.

Non-Operating Income (Expense) - Interest and Other Income (Expense), Net

In the years ended December 31, 2024 and 2023, interest and other income (expense), net consisted primarily of gains on equity investments and foreign currency exchange gains and losses. The Company recorded $5.3 million of investment gains in the year ended December 31, 2024, compared to an immaterial loss in the year ended December 31, 2023. Foreign currency exchange gains and losses had a favorable change of $2.1 million in the year ended December 31, 2024 compared to a favorable change of $0.1 million in 2023.

Provision for Income Taxes

We recorded a provision for income tax of $8.0 million for the year ended December 31, 2024 and $3.8 million for the year ended December 31, 2023. Our deferred tax assets primarily consist of research and development credits, capitalized research and development expenses and accruals and reserves. The Company’s income tax provision for the year ended December 31, 2024 primarily consisted of U.S. federal and state taxes. The Company’s income tax provision for the year ended December 31, 2023 primarily consisted of U.S. federal, state and foreign income taxes.

See Note 10 Income Taxes, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $95.1 million, including $3.9 million held outside the U.S. in our foreign subsidiaries, and $100.4 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2024, we had working capital of $183.7 million, accumulated deficit of $40.3 million and total stockholders’ equity of $231.8 million.

We plan to continue to invest for long-term growth, and our investment may increase. We currently believe that our existing cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months and beyond. Our future capital requirements will depend on many factors, including our growth rate, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected. We may also elect to raise additional financing to help us pursue our business and strategic objectives. Any additional financing could be dilutive to our existing stockholders.

In September 2022, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B L.P., Summit Investors I, LLC and Summit Investors I (UK), L.P. (collectively, “Summit”). Pursuant to the Repurchase Agreement, we repurchased 3.5 million shares of common stock from Summit for approximately $44.6 million.

In November 2024, we entered into a Common Stock Repurchase Agreement (the “Repurchase Agreement”) with Summit. Pursuant to the Repurchase Agreement, we repurchased 330 thousand shares of common stock from Summit for approximately $5.2 million. The common shares repurchased are held in treasury and accounted for under the cost method.

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock over a period of twelve months. On November 7, 2024, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. As of December 31, 2024, the Company had $44.2 million available to repurchase shares. Under these repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. To date, all repurchases under the Company’s stock repurchase programs have occurred in the open market, in negotiated transactions and from withholding shares in connection with vesting equity awards held by certain employees. During the year ended December 31, 2024, the Company repurchased 2.2 million shares for a total cost of $30.1 million. During the year ended December 31, 2023, the Company repurchased 1.3 million shares for a total cost of $16.0 million.

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

In addition, as described in Note 7 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we may be currently, or may be from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$90,492	$44,514
Investing activities	(48,350)	13,608
Financing activities	(44,257)	(28,849)
Net increase (decrease) in cash and cash equivalents	$(2,115)	$29,273

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

During the year ended December 31, 2024, cash provided by operating activities was $90.5 million, consisting of net income of $50.1 million, non-cash benefits totaling $28.0 million and a favorable net change in operating assets and liabilities of $12.4 million. Our non-cash benefits primarily consisted of non-cash charges of $17.0 million for stock-based compensation and $11.3 million of depreciation and amortization expense. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in deferred revenue of $6.9 million, accrued and other liabilities of $6.6 million and accounts payable of $2.2 million, partially offset by cash outflows from changes in accounts receivable of $2.6 million, inventory of $0.8 million and prepaid expenses and other assets of $0.1 million. The favorable change in deferred revenues was attributable to the timing of service contract bookings. The favorable change in accrued liabilities was due to increases in accrued income taxes and variable compensation. The favorable change in accounts payable is due to the timing of payments to our vendors. The unfavorable change in accounts receivable was due to the timing of collections from our customers.

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

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash used by investing activities was $48.4 million, consisting of purchases of marketable securities of $142.8 million and capital expenditures of $12.3 million, partially offset by proceeds from maturities of marketable securities of $81.1 million and proceeds from the sales of marketable securities of $25.5 million.

During the year ended December 31, 2023, cash provided in investing activities was $13.6 million, consisting of proceeds from maturities of marketable securities of $64.5 million and proceeds from the sales of marketable securities of $45.4 million, partially offset by purchases of marketable securities of $85.4 million and capital expenditures of $10.9 million.

Cash Flows from Financing Activities

During the year ended December 31, 2024, cash used in financing activities was $44.3 million consisting primarily of $30.1 million of cash used to repurchase our common stock in the open market, from privately negotiated transactions and from withholding shares in connection with vesting equity awards held by certain employees. Additionally, cash used for the payments of cash dividends was $17.8 million. Partially offsetting these cash outflows was $3.6 million of cash proceeds from common stock issuances under our equity incentive plans.

During the year ended December 31, 2023, cash used in financing activities was $28.8 million consisting primarily of $17.8 million of cash used for the payments of cash dividends and $16.0 million of cash used to repurchase our common stock in the open market, partially offset by $4.9 million of cash proceeds from common stock issuances under our equity incentive plans.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Note 1, Description of Business and Summary of Significant Accounting Policies, in notes to consolidated financial statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan where we invoice primarily in Japanese Yen. Our costs and expenses are generally denominated in the currencies where our operations are located, which is primarily in the Americas, EMEA and, to a lesser extent, the Asia Pacific region, including Japan. We have a hedging program with respect to foreign currency risk. Revenue resulting from selling in local currencies and costs and expenses incurred in local currencies are exposed to foreign currency exchange rate fluctuations, which can affect our revenue and operating income. As exchange rates vary, operating income may differ from expectations.

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

We recorded $2.1 million and $0.1 million of net foreign exchange gains in the years ended December 31, 2024 and 2023, respectively. We recorded $0.5 million of net foreign exchange losses during the year ended December 31, 2022.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. At December 31, 2024, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $100.4 million and $100.2 million, respectively. Due to the current nature of our investment portfolio, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair value of our investment portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2024 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2024	50 BPS	100 BPS	150 BPS
Marketable securities	$101,233	$100,965	$100,697	$100,429	$100,161	$99,893	$99,625

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 25, 2025 expressed an unqualified opinion on those financial statements.

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
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A10 Networks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of A10 Networks, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Armanino LLP

San Jose, California
February 27, 2023, except for the effect of the segment reporting discussed in Note 11 and stock award disclosures discussed in Note 8 as to which the date is February 25, 2025.

We served as the Company’s auditor since 2019. In 2023, we became the predecessor auditor.

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,129	$97,244
Marketable securities	100,429	62,056
Accounts receivable, net of allowances of $465 and $405, respectively	76,687	74,307
Inventory	22,005	23,522
Prepaid expenses and other current assets	13,038	14,695
Total current assets	307,288	271,824
Property and equipment, net	39,142	29,876
Goodwill	1,307	1,307
Deferred tax assets, net	62,364	62,725
Other non-current assets	22,714	24,077
Total assets	$432,815	$389,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,542	$7,024
Accrued and other liabilities	32,696	21,388
Deferred revenue, current	78,335	82,657
Total current liabilities	123,573	111,069
Deferred revenue, non-current	69,924	58,677
Other non-current liabilities	7,489	12,187
Total liabilities	200,986	181,933
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 90,520 and 89,003 shares issued and 73,693 and 74,359 shares outstanding, respectively	1	1
Treasury stock, at cost: 16,827 and 14,644 shares, respectively	(180,992)	(150,909)
Additional paid-in-capital	508,387	486,958
Dividends paid	(55,417)	(37,619)
Accumulated other comprehensive income (loss)	194	(71)
Accumulated deficit	(40,344)	(90,484)
Total stockholders' equity	231,829	207,876
Total liabilities and stockholders' equity	$432,815	$389,809

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Products	$139,799	$141,082	$173,201
Services	121,897	110,618	107,137
Total revenue	261,696	251,700	280,338
Cost of revenue:
Products	31,218	31,468	40,135
Services	20,201	16,494	16,697
Total cost of revenue	51,419	47,962	56,832
Gross profit	210,277	203,738	223,506
Operating expenses:
Sales and marketing	83,300	85,976	88,511
Research and development	57,726	55,229	58,398
General and administrative	25,283	23,885	23,518
Total operating expenses	166,309	165,090	170,427
Income from operations	43,968	38,648	53,079
Non-operating income (expense):
Interest income	6,747	5,078	1,304
Interest and other income (expense), net	7,384	69	(1,667)
Total non-operating income (expense), net	14,131	5,147	(363)
Income before income taxes	58,099	43,795	52,716
Provision for income taxes	7,959	3,825	5,808
Net income	$50,140	$39,970	$46,908
Net income per share:
Basic	$0.68	$0.54	$0.62
Diluted	$0.67	$0.53	$0.60
Weighted-average shares used in computing net income per share:
Basic	74,088	74,210	75,528
Diluted	75,302	75,550	77,751

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$50,140	$39,970	$46,908
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	214	911	(497)
Foreign currency translation adjustment	51	(256)	—
Comprehensive income	$50,405	$40,625	$46,411

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	77,423	$1	$(55,677)	$446,035	$(3,880)	$(229)	$(177,362)	$208,888
Stock-based compensation expense	—	—	—	13,852	—	—	—	13,852
Common stock issued under employee equity incentive plans	2,405	—	—	7,040	—	—	—	7,040
Repurchase of common stock	(6,090)	—	(79,257)	—	—	—	—	(79,257)
Payments for dividends	—	—	—	—	(15,922)	—	—	(15,922)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(497)	—	(497)
Net Income	—	—	—	—	—	—	46,908	46,908
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Stock-based compensation expense	—	—	—	15,088	—	—	—	15,088
Common stock issued under employee equity incentive plans	1,881	—	—	4,943	—	—	—	4,943
Repurchase of common stock	(1,260)	—	(15,975)	—	—	—	—	(15,975)
Payments for dividends	—	—	—	—	(17,817)	—	—	(17,817)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	911	—	911
Other comprehensive loss	—	—	—	—	—	(256)	—	(256)
Net Income	—	—	—	—	—	—	39,970	39,970
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Stock-based compensation expense	—	—	—	17,805	—	—	—	17,805
Common stock issued under employee equity incentive plans	1,516	—	—	3,624	—	—	—	3,624
Repurchase of common stock	(2,182)	—	(30,083)	—	—	—	—	(30,083)
Payments for dividends	—	—	—	—	(17,798)	—	—	(17,798)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	214	—	214
Other comprehensive income	—	—	—	—	—	51	—	51
Net Income	—	—	—	—	—	—	50,140	50,140
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$50,140	$39,970	$46,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,293	9,346	7,381
Stock-based compensation	17,048	14,081	13,331
Provision for (recovery from) credit losses and sales returns	59	(699)	(36)
Other non-cash items	(424)	117	793
Changes in operating assets and liabilities:
Accounts receivable	(2,555)	(679)	(10,065)
Inventory	(760)	(6,302)	2,035
Prepaid expenses and other assets	(67)	(1,862)	1,627
Accounts payable	2,224	(2,999)	103
Accrued and other liabilities	6,609	(20,801)	(1,338)
Deferred revenue	6,925	14,342	5,361
Net cash provided by operating activities	90,492	44,514	66,100
Cash flows from investing activities:
Proceeds from sales of marketable securities	25,531	45,420	6,252
Proceeds from maturities of marketable securities	81,146	64,504	71,045
Purchases of marketable securities	(142,759)	(85,420)	(55,411)
Capital expenditures	(12,268)	(10,896)	(10,799)
Net cash provided by (used in) investing activities	(48,350)	13,608	11,087
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,624	4,943	7,038
Repurchases of common stock	(30,084)	(15,975)	(79,257)
Payments for dividends	(17,797)	(17,817)	(15,922)
Net cash used in financing activities	(44,257)	(28,849)	(88,141)
Net increase (decrease) in cash and cash equivalents	(2,115)	29,273	(10,954)
Cash and cash equivalents - beginning of year	97,244	67,971	78,925
Cash and cash equivalents - end of year	$95,129	$97,244	$67,971
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$6,283	$2,409	$1,747
Cash paid for interest	$—	$—	$—
Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$2,277	$2,473	$733
Capital expenditures included in accounts payable	$672	$3,298	$230
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

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of network infrastructure and security products. The infrastructure portfolio powers the delivery of internet services and applications while the security products protect applications, APIs, infrastructure and enterprises from cyber-attacks. Our security suite is known as A10 Defend. In addition, we have an intelligent management and automation tool known as A10 Control (formally Harmony Controller), which provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations.

Our secure infrastructure solutions include; Thunder Application Delivery Controller (“ADC”), Thunder Carrier Grade Networking (“CGN”), Thunder SSL Insight (“SSLi”) and Thunder Convergent Firewall (“CFW”). Our security products include; A10 Defend Threat Control, A10 Defend Orchestrator, A10 Defend Detector, A10 Defend Mitigator and A10 Defend ThreatX Protect. Our solutions are available in a variety of form factors, such as optimized hardware appliances, bare metal software, containerized software, virtual appliances and cloud-native software. Our customers include leading service providers (cloud, telecommunications, multiple system operators, cable), government organizations, and enterprises.

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

The Company also invests in equity securities with readily determinable fair values which consist of investments in publicly traded companies. These investments are measured at fair value with changes in fair value recognized in non-operating income (expense) in our consolidated statements of operations.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Remaining amortization terms on leasehold improvements as of December 31, 2024 ranged from approximately one to six years.

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

We account for multiple contracts with a single customer as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.

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
Capitalization of Internally Developed Software to be Marketed and Sold
We capitalize software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under Accounting Standards Codification (“ASC”) Topic 985-20, Software to be Sold, Leased or Marketed. Once a long-term project is available for general release to customers, the accumulated capitalized labor costs associated with that project will begin to be amortized over the expected revenue-generating life of that project and are recorded in cost of sales. In December 2022, we released the software portion of our first capitalized project and impaired the uncompleted hardware portion that we determined would not generate sufficient revenue to justify the cost of completing it. When internal-use software that was previously capitalized is abandoned, the cost less the accumulated amortization, if any, is recorded as an operating expense. In September 2023, we released our second capitalized project after we impaired a portion of it after we determined the full carrying value was not recoverable.

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

Warranty Costs

Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2024, 2023 and 2022.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Segment Information
An operating segment is a component of an enterprise for which its discrete financial information is available and its operating results are regularly reviewed by our chief operating decision maker for resource allocation decisions and performance assessment. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance of the Company. Accordingly, we have one reportable segment and one operating segment. See Note 11 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. In 2024 and 2023, sales through a single distribution channel partner represented 20% and 19% of our total revenue, respectively. In 2022, sales through two distribution channel partners represented 15% and 13% of our total revenue.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2024	2023	2022
Customer A	15%	14%	11%
Customer B	*	*	13%

* represents less than 10% of total revenue

As of December 31, 2024, one distribution channel partner accounted for 34% of our total gross accounts receivable. As of December 31, 2023, one distribution channel partner accounted for 19% of our total gross accounts receivable.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recently Adopted Accounting Standard

In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the year ended December

31, 2024. See Note 11 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2024 that are of significance or potential significance to us.

2. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

Balance Sheet Line Reference	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Accounts receivable, net	$76,687	$74,307	$72,928
Deferred revenue, current	78,335	82,657	74,340
Deferred revenue, non-current	69,924	58,677	52,652

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s consolidated balance sheets. The contract assets amount was immaterial as of December 31, 2024 and 2023.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $80.7 million and $72.3 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Deferred revenue:
Products	$4,405	$14,917	$7,782
Services	143,854	126,417	119,210
Total deferred revenue	148,259	141,334	126,992
Less: current portion	(78,335)	(82,657)	(74,340)
Non-current portion	$69,924	$58,677	$52,652

Deferred Contract Acquisition Costs
As of December 31, 2024, the current and non-current portions of deferred contract acquisition costs totaled $6.2 million and $4.8 million, respectively, and the related amortization was $5.9 million for the year ended December 31, 2024. As of December 31, 2023, the current and non-current portions of deferred contract acquisition costs totaled $6.2 million and $4.4 million, respectively, and the related amortization was $5.5 million for the year ended December 31, 2023.

For the years ended December 31, 2024, 2023 and 2022, the Company had no impairment loss in relation to capitalized deferred contract acquisition costs and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

As of December 31, 2024
Within 1 year	$78,335
Next 2 to 3 years	57,956
Thereafter	11,968
Total	$148,259

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$52,311	$102	$(12)	$52,401	$15,393	$2	$(2)	$15,393
U.S. Treasury and agency securities	47,865	163	—	48,028	39,963	6	(32)	39,937
Commercial paper	—	—	—	—	998	—	—	998
Debt securities	$100,176	$265	$(12)	100,429	$56,354	$8	$(34)	56,328
Publicly held equity securities				—				5,728
Total marketable securities				$100,429				$62,056

During the years ended December 31, 2024 and 2023, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses. During the year ended December 31, 2023, the Company sold certain debt securities at a loss and realized a $0.3 million loss.

The Company anticipates that it will recover the entire amortized cost basis of its available-for-sale marketable securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2024 and 2023.

The following table summarizes the cost and estimated fair value of debt securities based on stated effective maturities as of December 31, 2024 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$81,548	$81,682
Mature in 1 - 3 years	18,628	18,747
Total	$100,176	$100,429

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,516	$(12)	$—	$—	$12,516	$(12)
Total	$12,516	$(12)	$—	$—	$12,516	$(12)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$9,418	$(2)	$—	$—	$9,418	$(2)
U.S. Treasury and agency securities	24,304	(32)	—	—	24,304	(32)
Total	$33,722	$(34)	$—	$—	$33,722	$(34)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2024 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, the Company determined that as of December 31, 2024, there were no credit losses on any securities within its portfolio of marketable securities.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities. The Company records cash and cash equivalents at cost, which approximates fair value. Marketable securities are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$89,195	$—	$—	$89,195	$52,451	$—	$—	$52,451
Cash equivalents	5,934	—	—	5,934	44,793	—	—	44,793
Corporate securities	—	52,401	—	52,401	—	15,393	—	15,393
U.S. Treasury and agency securities	38,025	10,003	—	48,028	12,701	27,236	—	39,937
Commercial paper	—	—	—	—	—	998	—	998
	$133,154	$62,404	$—	195,558	$109,945	$43,627	$—	153,572
Publicly held equity securities - Level 1				—				5,728
Total				$195,558				$159,300

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2024 and 2023.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $7.6 million and $34.5 million, respectively. These contracts have maturities of approximately 30 days. For the years ended December 31, 2024 and 2023, the Company recorded unrealized net losses of $0.2 million and $0.1 million, respectively, in its consolidated statements of operations related to these contracts. For the years ended December 31, 2024 and 2023, the net realized gain recorded in the consolidated statements of operations from these contracts was $4.5 million and $2.1 million, respectively.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of December 31, 2024, there were no outstanding foreign exchange forward contracts designated as hedging instruments. As of December 31, 2023, foreign exchange forward currency contracts designated as hedging instruments had notional amounts of $10.8 million.

5. Leases

The Company leases various facilities in the U.S., Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2024 (in thousands):

As of December 31, 2024
Operating leases
Right-of-use assets:
Other non-current assets	$11,539
Total right-of-use assets	$11,539

Lease liabilities:
Accrued liabilities	$4,744
Other non-current liabilities	7,194
Total operating lease liabilities	$11,938

The aggregate future lease payments for the Company’s operating leases as of December 31, 2024 were as follows (in thousands):

2025	$4,978
2026	4,913
2027	2,441
Total lease payments	12,332
Less: imputed interest	(394)
Present value of lease liabilities	$11,938

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2024
Operating lease costs	$4,314
Short-term lease costs	536
Total lease costs	$4,850

Average lease terms and discount rates for the Company’s operating leases were as follows (in thousands):

As of December 31, 2024
Weighted-average remaining term (in years)	2.5
Weighted-average discount rate	3.18%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,403

Right-of-use assets obtained in exchange for new lease liabilities	$—

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose, California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and has a right-of-use asset of $11.5 million recorded in other non-current assets and has lease liabilities of $4.7 million and $7.2 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2024. The Company had a right-of-use asset of $16.4 million recorded in other non-current assets and has lease liabilities of $5.0 million and $11.8 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2023.

6. Other Balance Sheet Accounts Details

Accounts Receivable Allowance for Credit Losses

The following table presents the changes in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of December 31, 2024	As of December 31, 2023
Allowance for credit losses, beginning balance	$405	$32
Increase (decrease) in allowance	1,067	1,181
Write-offs	(1,007)	(808)
Allowance for credit losses, ending balance	$465	$405

Inventory

Inventory consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Raw materials	$12,883	$15,473
Finished goods	9,122	8,049
Total inventory	$22,005	$23,522

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Prepaid expenses	$4,245	$6,143
Deferred contract acquisition costs	6,201	6,177
Other	2,592	2,375
Prepaid expenses and other current assets	$13,038	$14,695

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of December 31, 2024	As of December 31, 2023
	(in years)
Equipment	1 to 5	$36,615	$31,174
Software	1 to 6	5,705	5,339
Furniture and fixtures	1 to 7	531	520
Leasehold improvements	Lease term	3,439	3,207
Construction in progress		22,651	13,731
Property and equipment, gross		68,941	53,971
Less: accumulated depreciation		(29,799)	(24,095)
Property and equipment, net		$39,142	$29,876

Depreciation and amortization expense on property and equipment was $6.0 million, $4.6 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Internally Developed Software to be Marketed and Sold

During the year ended December 31, 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the years ended December 31, 2023 and 2022, capitalized costs totaled $0.5 million and $2.1 million, respectively. During the years ended December 31, 2024 and 2023, amortization cost totaled $0.5 million and $0.3 million, respectively. During the years ended December 31, 2024, 2023 and 2022, impairment cost totaled $0.9 million, $3.0 million and $0.6 million, respectively. As of December 31, 2024, the unamortized capitalized balance was $1.7 million.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023

Right-of-use assets	$11,539	$16,376
Deferred contract acquisition costs	4,814	4,371
Deposits	1,667	1,704
Other	4,694	1,626
Total other non-current assets	$22,714	$24,077

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Accrued compensation and benefits	$19,058	$7,633
Accrued tax liabilities	2,687	1,429
Lease liabilities	4,744	4,998
Other	6,207	7,328
Total accrued liabilities	$32,696	$21,388

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Lease liabilities	$7,194	$11,822
Other	295	365
Total other non-current liabilities	$7,489	$12,187

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

Investigations

In January 2023, the Company identified a cybersecurity incident in its corporate IT infrastructure (not related to any of the Company’s products or solutions used by its customers) (the “Cyber Incident”). Upon detecting the incident, the Company launched an investigation and engaged the services of cybersecurity experts and advisors, incident response professionals and external counsel to support the investigation. While this incident did not have a material impact on the Company, it did result in additional expense incurred in connection with the investigation.

Lease Commitments

The Company leases various operating spaces in the U.S., Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. The Company recognizes rent expense under these arrangements on a straight-line basis over the term of the lease.

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. The Company had open purchase commitments with manufactures in Taiwan totaling $12.2 million as of December 31, 2024.

The following table summarizes our non-cancelable operating leases as of December 31, 2024 (in thousands):

Years Ending December 31,	Operating Leases
2025	$4,978
2026	4,913
2027	2,441
Total	$12,332
Rent expense was $4.9 million, $4.9 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

8. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of December 31, 2024, we had 3,553,759 shares available for future grant under the 2023 Plan.

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

Employees purchased 281,107 shares at an average price of $11.69 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2024. Employees purchased 274,937 shares at an average price of $12.88 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2023. Employees purchased 434,547 shares at an average price of $7.46 per share and with an aggregate intrinsic value of $2.1 million during the year ended December 31, 2022. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2024, we had 531,170 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation by type of award:
Stock options	$—	$—	$—
Stock awards	15,958	12,999	11,995
Employee stock purchase rights	1,090	1,082	1,336
Total	$17,048	$14,081	$13,331

Stock-based compensation by category of expense:
Cost of revenue	$2,022	$1,702	$1,556
Sales and marketing	3,946	3,722	4,556
Research and development	4,199	3,232	3,346
General and administrative	6,881	5,425	3,873
Total	$17,048	$14,081	$13,331

As of December 31, 2024, the Company had $32.7 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.5 years.

Fair Value Determination

The fair values of employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.0%	5.3%	0.9%
Expected volatility	32%	42%	58%
Dividend rate	1.50%	1.80%	1.25%

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

•Dividend Rate. In December 2021, the Company paid its first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding and increased the amount to $0.06 per share in the three months ended December 31, 2022. For the years ended December 31, 2024, 2023 and 2022, the expected dividend rate assumes cash dividends will total $0.24, $0.24 and $0.24 per common share outstanding annually, respectively.

Stock-based compensation expense related to shares not purchased due to terminations, or forfeitures, is reversed on the date of forfeiture.

Stock Options

The following tables summarize our stock option activities and related information:

	Number of Shares (thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1) (thousands)
Outstanding as of December 31, 2023	80	$4.63
Granted	—	—
Exercised	(77)	4.39
Canceled	(3)	12.19
Outstanding as of December 31, 2024	—	$—	0	$—
Vested and exercisable as of December 31, 2024	—	$—	0	$—

(1)The aggregate intrinsic value represents the excess of the closing price of our common stock of $18.40 as of December 31, 2024 over the exercise price of the outstanding in-the-money options.

No stock options were granted in years ended December 31, 2024, 2023 and 2022.

The intrinsic value of options exercised is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Intrinsic value of options exercised (1)	$822	$1,440	$5,744

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted Restricted Stock Units (“RSUs”) to its employees, consultants and members of its Board of Directors, and Performance Stock Units (“PSUs”) to certain executives and employees. RSUs have service-based vesting conditions and PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2024, there were 2,496,267 RSUs outstanding that were unvested and 746,422 PSUs outstanding that had not yet achieved their market-performance vesting conditions.

Our RSUs typically vest over a three or four year service term. We granted 1,424,261, 1,315,210 and 1,230,180 RSUs in 2024, 2023 and 2022, respectively. The fair value of RSUs is determined to be the fair value of our common stock on the grant date as quoted on the New York Stock Exchange.

Our PSUs typically have a four year term. Market performance-based conditions are satisfied upon the achievement of specified 100-day volume weighted average stock price targets for the Company’s common stock. We granted 363,445, 326,630 and 314,538 PSUs in 2024, 2023 and 2022, respectively. The fair value of our PSUs is determined using a Monte Carlo valuation model which incorporates various assumptions including expected stock price volatility, expected term, expected dividend yield and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on historical volatility of our common stock price. We estimate the expected term based on various exercise scenarios. We estimate the expected dividend yield based on the current annual dividend payment per share divided by our grant date common stock price The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The following table summarizes our restricted stock unit activities and related information:

Service-Based Restricted Stock Units (RSUs)	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2023	2,360	$13.94
Granted	1,424	14.10
Released	(916)	13.25
Canceled	(372)	14.11
Nonvested as of December 31, 2024	2,496	$14.26	1.42

The following table summarizes our market performance-based restricted stock unit activities and related information:

Market Performance-Based Restricted Stock Units (PSUs)	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2023	657	$10.32
Granted	363	11.51
Released	(243)	7.88
Canceled	(31)	11.99
Nonvested as of December 31, 2024	746	$11.63	2.63

The fair values of market performance-based restricted stock units were estimated as of the grant date using a Monte Carlo valuation model with the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	4.0	4.0	4.0
Risk-free interest rate	4.0%	4.3%	1.4%
Expected volatility	52.01%	50.20%	47.98%
Dividend rate	1.77%	1.63%	1.39%

Following is additional information pertaining to our stock award activities for both RSUs and PSUs (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of stock awards granted (per share)	$13.57	$14.04	$13.76
Total fair value of stock awards released (vested) during the period	$14,044	$13,535	$12,226

Repurchase Agreements

In September 2022, the Company entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 3.5 million shares of common stock for $12.75 per share, or an aggregate purchase price of $44.6 million. In November 2024, the Company entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 330 thousand shares of common stock for $15.73 per share, or an aggregate purchase price of $5.2 million. The Company’s common shares repurchased are held in treasury and accounted for under the cost method.

Stock Repurchase Programs

On November 1, 2022, the Company announced its Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock over a period of twelve months. On November 7, 2024, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. As of December 31, 2024, the Company had $44.2 million available to repurchase shares under this program. Under all of the Company’s stock repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions and by withholding shares in connection with vesting equity awards held by certain employees, including under plans complying with Rule 10b5-1 under the Exchange Act.

To date, all repurchases under the Company’s stock repurchase programs have occurred in the open market, in negotiated transactions and from withholding shares in connection with vesting equity awards held by certain employees. During the year ended December 31, 2024, the Company repurchased 2.2 million shares for a total cost of $30.1 million. During the year ended December 31, 2023, the Company repurchased 1.3 million shares for a total cost of $16.0 million. During the year ended December 31, 2022, the Company repurchased 6.1 million shares for a total cost of $79.3 million.

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

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options, RSUs, PSUs and employee stock purchase rights	23	93	94

10. Income Taxes

The geographical breakdown of income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic income	$56,707	$41,105	$52,231
Foreign income	1,392	2,690	485
Income before income taxes	$58,099	$43,795	$52,716

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current provision for income taxes:
Federal	$3,894	$329	$—
State	1,809	2,016	1,107
Foreign	1,959	1,228	1,917
Total current	7,662	3,573	3,024
Deferred tax expense (benefit):
Federal	$975	$1,374	$2,206
State	(556)	(1,265)	656
Foreign	(122)	143	(78)
Total deferred	297	252	2,784
Provision for income taxes	$7,959	$3,825	$5,808

     The reconciliation of the statutory federal income taxes and the provision for income taxes is as follows (in thousands, except percentages):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$12,201	21.0%	$9,197	21.0%	$11,070	21.0%
State tax - net of federal benefits	763	1.3	751	1.7	1,531	2.9
Foreign rate differential	1,606	2.8	954	2.2	1,737	3.3
Changes in federal valuation allowance	—	—	210	0.5	—	—
Stock-based compensation	108	0.2	(1,083)	(2.5)	(1,992)	(3.8)
Non-deductible meals and entertainment expenses	289	0.5	398	0.9	252	0.5
Other permanent items	—	—	5	—	73	0.1
Federal tax credits - net of uncertain tax positions	(3,959)	(6.8)	(4,047)	(9.2)	(3,844)	(7.3)
Amended return true-up	(162)	(0.3)	(8)	—	(4,176)	(7.9)
Foreign-derived intangible income deduction	(3,699)	(6.4)	(3,585)	(8.2)	—	—
162(m) limitation on officers compensation	873	1.5	1,221	2.8	998	1.9
Other	(61)	(0.1)	(188)	(0.4)	159	0.3
	$7,959	13.7%	$3,825	8.7%	$5,808	11.0%

Deferred tax balances are comprised of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$3,561	$3,799
Research and development credits, net of uncertain tax positions	29,217	36,592
Accruals, reserves and other	19,086	18,433
Stock-based compensation	2,040	1,475
Depreciation and amortization	(1,293)	(1,052)
Operating lease liability	2,728	3,669
Capitalized research and development expenses	30,985	23,497
Gross deferred tax assets	86,324	86,413
Valuation allowance	(18,569)	(17,588)
Total deferred tax assets	67,755	68,825
Deferred tax liabilities:
Deferred contract acquisition costs	(2,560)	(2,429)
Operating lease right-of-use asset	(2,610)	(3,533)
Other	(221)	(138)
Total deferred tax liabilities	(5,391)	(6,100)
Net deferred tax assets	$62,364	$62,725

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis. Therefore, we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the years ended December 31, 2024 and 2023, the valuation allowance increased by $1.0 million and $2.0 million, respectively.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

As of December 31, 2024 and 2023, we had no U.S. federal NOL carryforward balance. As of December 31, 2024 and 2023, we had state NOL carryforwards of $51.0 million and $54.9 million, respectively. The state NOL carryforwards expire in various years beginning in 2025, if not utilized.

Additionally, as of December 31, 2024 and 2023, we had U.S. federal research and development credit carryforwards of $14.8 million and $22.8 million, respectively, and state research and development credit carryforwards of $27.1 million and $25.3 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2031 while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in IRC Sections 382 and 383 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization. The Company believes NOL’s will not expire unused as a result of any Section 382 annual limitations.

Additionally, as of December 31, 2024, we had no U.S. foreign tax credit carryforwards and, as of December 31, 2023, we had $0.4 million of U.S. foreign tax credit carryforwards.

With respect to our undistributed foreign subsidiaries’ earnings, we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2024 and 2023, the undistributed earnings approximated $18.6 million and $18.5 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Section 174 to require research and experimental (“R&E”) expenses incurred in tax years beginning on or after January 1, 2022, to be capitalized and amortized over five years (fifteen years for expenditures attributable to R&E activity performed outside the U.S.) using a half-year convention. Prior to the amendment, Section 174 expenses were allowed to be expensed in the year incurred. In 2024, the Company is capitalizing $41.5 million of US R&E expenses (amortizable over 5 years) and $16.3 million of R&E expenses performed outside the US (amortizable over 15 years) which results in unfavorable book/tax differences as a temporary adjustment. Since the Section 174 impact is a temporary difference, no material impact to tax expense is expected.

Uncertain Tax Positions

As of December 31, 2024, 2023 and 2022, we had gross unrecognized tax benefits of $8.1 million, $7.6 million and $7.1 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and was immaterial for the years ended December 31, 2024, 2023 and 2022. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits—beginning balance	$7,575	$7,077	$6,841
Increases (decreases) related to tax positions from prior years	—	27	(226)
Increases related to tax positions taken during current year	576	580	462
Releases / statute lapses	(76)	(109)	—
Gross unrecognized tax benefits—ending balance	$8,075	$7,575	$7,077

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2024, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.7 million. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company is subject to taxation in the U.S., various states, and several foreign jurisdictions. Because the Company has NOL and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. The Company is not currently under examination by any taxing authorities.

11. Segment and Geographic Information

ASC 280 Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") to assess performance and to decide how to allocate resources. The Company manages its business on the basis of one reportable segment and unit and derives revenues from two sources: products revenue and services revenue. See Note 1 Description of Business and Summary of Significant Accounting Policies for additional information.

The Company’s CODM is our Chief Executive Officer, Dhrupad Trivedi. Our CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net income, which is also reported within the consolidated statements of operations. The CODM uses consolidated net income to monitor period-over-period results, to assess financial performance and decide where to allocate additional resources within the business. The CODM does not regularly review significant classifications of expenses outside those shown on the consolidated statements of operations.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2024	2023	2022
Americas	$134,356	$132,745	$148,673
United States	117,707	113,766	129,397
Americas-other	16,649	18,979	19,276
APJ	87,175	77,606	89,702
EMEA	40,165	41,349	41,963
Total	$261,696	$251,700	$280,338
The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises all countries in the Asia Pacific region including Japan. The EMEA region comprises Europe, Middle East and Africa.

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	As of December 31, 2024	As of December 31, 2023
Americas	$48,468	$43,782
Japan	363	1,096
Other	1,850	1,374
Total	$50,681	$46,252

12. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under IRC Section 401(k), which is offered to all of its U.S. employees. Participants in the plan may elect to contribute up to $23,000 of their annual compensation to the plan for the 2024 calendar year and $23,500 for the 2025 calendar year. Individuals who are 50 or older may contribute an additional $7,500 of their annual income in both 2024 and 2025. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company’s matching contributions totaled $1.1 million, $1.2 million and $1.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.

13. Subsequent Events

On February 4, 2025, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.06 per share of common stock outstanding, will be paid on March 3, 2025, to stockholders of record on February 14, 2025 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time to time.

In February 2025, the Company acquired the assets and key personnel of ThreatX Protect, which expanded its cybersecurity portfolio with WAAP protection (web application and application programming interfaces). The total purchase price was approximately $19.5 million and was funded with cash on hand. The Company is in the process of completing its appraisals of tangible and intangible assets relating to this acquisition and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.
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

•Are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.
Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

On November 27, 2024, Dhrupad Trivedi, President, Chief Executive Officer and Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) with respect to the sale of up to 80,438 shares of our common stock between February 27, 2025 and March 3, 2025 (unless earlier terminated pursuant to the terms of the plan).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Executive Officers” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A (the “Proxy Statement”).

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

With respect to Item 408(b) of Regulation S-K, the Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company and its personnel, including officers, directors, employees and agents, and other covered persons (the “Insider Trading Policy”). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.3*	Amended 2014 Employee Stock Purchase Plan	10-K	001-36343	10.4	March 10, 2020
10.4*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.5*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.6*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.7*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.8	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1	333-194015	10.12	February 18, 2014
10.9	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.13	February 18, 2014
10.10	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.14	February 18, 2014
10.11	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.15	February 18, 2014
10.12	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.16	February 18, 2014
10.13	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1	333-194015	10.17	February 18, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.14	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1	333-194015	10.18	February 18, 2014
10.15	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1	333-194015	10.19	February 18, 2014
10.16	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1	333-194015	10.20	February 18, 2014
10.17	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.18	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1	333-194015	10.21	February 18, 2014
10.19	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1	333-194015	10.22	February 18, 2014
10.20	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1	333-194015	10.23	February 18, 2014
10.21	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.22*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.23*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.24	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.25*	2023 Stock Incentive Plan	S-8	333-272010	4.1	May 17, 2023
10.26*	Form of Stock Option Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.2	May 3, 2024
10.27*	Form of Restricted Stock Unit Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.3	May 3, 2024
10.28*	Form of Restricted Stock Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.4	May 3, 2024
19.1	Insider Trading Policy					X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm					X
23.2	Consent of Armanino LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
97	A10 Networks, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-36343	97	February 29, 2024
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	February 25, 2025	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	February 25, 2025
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Brian Becker	Chief Financial Officer	February 25, 2025
Brian Becker	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	February 25, 2025
Tor R. Braham

/s/ Peter Y. Chung	Director	February 25, 2025
Peter Y. Chung

/s/ Eric Singer	Director	February 25, 2025
Eric Singer

/s/ Dana Wolf	Director	February 25, 2025
Dana Wolf