Form 10-Q
period 2025-03-31
A10 Networks, Inc.
filed 2025-05-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(408) 325-8668
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ATEN	New York Stock Exchange

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

As of May 1, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,080,717.

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
• our expectations with respect to demand for our products and services;
• our plans to introduce new products;
• our investment plans, including with respect to our sales and marketing organizations, distribution channel programs and increasing awareness of our solutions on a global basis;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2025. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$243,846	$95,129
Marketable securities	111,996	100,429
Accounts receivable, net of allowances of $530 and $465, respectively	65,379	76,687
Inventory	20,539	22,005
Prepaid expenses and other current assets	16,429	13,038
Total current assets	458,189	307,288
Property and equipment, net	42,167	39,142
Goodwill	15,070	1,307
Intangible assets, net	7,397	—
Deferred tax assets, net	62,174	62,364
Other non-current assets	21,226	22,714
Total assets	$606,223	$432,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,636	$12,542
Accrued liabilities	25,905	32,696
Deferred revenue	79,682	78,335
Total current liabilities	113,223	123,573
Deferred revenue, non-current	73,060	69,924
Long-term debt	217,723	—
Other non-current liabilities	6,333	7,489
Total liabilities	410,339	200,986
Commitments and contingencies (Note 2 and Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 91,050 and 90,520 shares issued and 71,821 and 73,693 shares outstanding, respectively	1	1
Treasury stock, at cost: 19,229 and 16,827 shares, respectively	(228,022)	(180,992)
Additional paid-in-capital	514,405	508,387
Dividends paid	(59,851)	(55,417)
Accumulated other comprehensive income	152	194
Accumulated deficit	(30,801)	(40,344)
Total stockholders' equity	195,884	231,829
Total liabilities and stockholders' equity	$606,223	$432,815
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenue:
Products	$35,979	$30,069
Services	30,158	30,606
Total net revenue	66,137	60,675
Cost of net revenue:
Products	7,263	6,799
Services	6,179	4,645
Total cost of net revenue	13,442	11,444
Gross profit	52,695	49,231
Operating expenses:
Sales and marketing	19,545	21,214
Research and development	15,900	14,063
General and administrative	8,472	6,741
Total operating expenses	43,917	42,018
Income from operations	8,778	7,213
Non-operating income (expense):
Interest income	1,790	1,681
Interest and other income (expense), net	(90)	2,326
Total non-operating income, net	1,700	4,007
Income before income taxes	10,478	11,220
Provision for income taxes	935	1,494
Net income	$9,543	$9,726
Net income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13
Weighted-average shares used in computing net income per share:
Basic	73,555	74,451
Diluted	75,048	75,318

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$9,543	$9,726
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	23	(39)
Unrealized gain (loss) on cash flow hedge	(65)	51
Comprehensive income	$9,501	$9,738

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended March 31, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	305	—	—	89	—	—	—	89
Repurchase of common stock	(230)	—	(3,039)	—	—	—	—	(3,039)
Stock-based compensation expense	—	—	—	4,117	—	—	—	4,117
Payments for dividends	—	—	—	—	(4,472)	—	—	(4,472)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(39)	—	(39)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	51	—	51
Net Income	—	—	—	—	—	—	9,726	9,726
Balance at March 31, 2024	74,434	$1	$(153,948)	$491,164	$(42,091)	$(59)	$(80,758)	$214,309

Three Months Ended March 31, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	530	—	—	—	—	—	—	—
Repurchase of common stock	(2,402)	—	(47,030)	—	—	—	—	(47,030)
Stock-based compensation expense	—	—	—	6,018	—	—	—	6,018
Payments for dividends	—	—	—	—	(4,434)	—	—	(4,434)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	23	—	23
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(65)	—	(65)
Net Income	—	—	—	—	—	—	9,543	9,543
Balance at March 31, 2025	71,821	$1	$(228,022)	$514,405	$(59,851)	$152	$(30,801)	$195,884

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$9,543	$9,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,396	2,692
Stock-based compensation	6,018	3,839
Other non-cash items	1,237	456
Changes in operating assets and liabilities:
Accounts receivable	10,543	17,684
Inventory	1,152	(2,187)
Prepaid expenses and other assets	(2,896)	1,549
Accounts payable	(5,646)	(2,707)
Accrued liabilities	(8,175)	1,820
Deferred revenue	2,032	(428)
Net cash provided by operating activities	17,204	32,444
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	4,391
Proceeds from maturities of marketable securities	30,744	39,899
Purchases of marketable securities	(41,896)	(40,722)
Acquisition	(19,100)	—
Capital expenditures	(4,494)	(2,925)
Net cash provided by (used in) investing activities	(34,746)	643
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	—	89
Proceeds from the issuance of convertible notes	225,000	—
Payment of debt issuance costs	(7,277)	—
Repurchase of common stock	(47,030)	(3,039)
Payments for dividends	(4,434)	(4,472)
Net cash provided by (used in) financing activities	166,259	(7,422)
Net increase in cash and cash equivalents	148,717	25,665
Cash and cash equivalents—beginning of period	95,129	97,244
Cash and cash equivalents—end of period	$243,846	$122,909

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$314	$813
Capital expenditures included in accounts payable	$193	$732

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “A10”, “we”, “our” or “us”) was incorporated in California in 2004 and reincorporated in Delaware in March 2014. We are headquartered in San Jose, California and have wholly-owned subsidiaries throughout the world including Asia and Europe.

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of network infrastructure and security products. The infrastructure portfolio powers the delivery of internet services and applications while the security products protect applications, application programming interfaces (“APIs”), infrastructure and enterprises from cyber-attacks. Our security suite is known as A10 Defend. In addition, we have an intelligent management and automation tool known as A10 Control (formally Harmony Controller), which provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software licenses and software subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service (“SaaS”) offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers, which accounted for 59% and 62% of our total revenue during the three months ended March 31, 2025 and 2024, respectively, and enterprise, which accounted for 41% and 38% of our total revenue during the three months ended March 31, 2025 and 2024, respectively. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown significantly.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 44% of our total revenue for both the three months ended March 31, 2025 and 2024, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict and rely upon customer growth and network enhancements. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

In February 2025, we acquired substantially all assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with WAAP protection (web application and application programming interfaces).

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from our audited financial statements, which are included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (the “2024 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2024 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions, ThreatX Protect purchase consideration and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements, therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Business Combinations

We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate and technology migration curve. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are included in our condensed consolidated statements of operations.

The results of operations for businesses acquired are included in the financial statements from the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

The Company’s other significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2024 Annual Report. Aside from adding the Company’s significant accounting policy regarding business combinations, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

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

Significant customers, including distribution channels and direct customers (“end-customers”), are those which represent 10% or more of our total revenue for each period presented or our gross accounts receivable balance as of each respective balance sheet date.

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended March 31, 2025, sales through a single distribution channel partner represented 17% of our total revenue. In the three months ended March 31, 2024, sales through two distribution channels represented 18% and 14% of our total revenue.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2025	2024
Customer A	15%	14%
Customer B	*	11%
* represents less than 10% of total revenue

As of March 31, 2025, one distribution channel accounted for 21% of our total gross accounts receivable. As of December 31, 2024, one distribution channel accounted for 34% of our total gross accounts receivable.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We chose not to early adopt ASU 2023-09.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2025 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2025 (in thousands):

	As of March 31, 2025	As of December 31, 2024
Operating leases
Right-of-use assets:
Other non-current assets	$10,294	$11,539
Total right-of-use assets	$10,294	$11,539

Lease liabilities:
Accrued liabilities	$4,669	$4,744
Other non-current liabilities	6,015	7,194
Total operating lease liabilities	$10,684	$11,938

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$3,617
2026	4,913
2027	2,441
Total lease payments	10,971
Less: imputed interest	(287)
Present value of lease liabilities	$10,684

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,086	$1,085
Short-term lease costs	185	116
Total lease costs	$1,271	$1,201

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining term (years)	2.24	3.15
Weighted-average discount rate	3.18%	3.19%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,369	$1,354

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$58,885	$62	$(10)	$58,937	$52,311	$102	$(12)	$52,401
U.S. Treasury and agency securities	52,828	238	(7)	53,059	47,865	163	—	48,028
Debt securities	$111,713	$300	$(17)	$111,996	$100,176	$265	$(12)	$100,429

During the three months ended March 31, 2025 and 2024, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of March 31, 2025 (excluding publicly held equity securities, in thousands):

As of March 31, 2025	Amortized Cost	Fair Value
Less than 1 year	$60,062	$60,164
Mature in 1 - 3 years	51,651	51,832
Debt securities	$111,713	$111,996

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$16,448	$(10)	$—	$—	$16,448	$(10)
U.S. Treasury and agency securities	6,993	(7)	—	—	6,993	(7)
Total	$23,441	$(17)	$—	$—	$23,441	$(17)

Marketable securities in an unrealized loss position as of December 31, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,516	$(12)	$—	$—	$12,516	$(12)
Total	$12,516	$(12)	$—	$—	$12,516	$(12)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2025 and 2024.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$118,202	$—	$—	$118,202	$89,195	$—	$—	$89,195
Cash equivalents	125,644	—	—	125,644	5,934	—	—	5,934
Corporate securities	—	58,937	—	58,937	—	52,401	—	52,401
U.S. Treasury and agency securities	38,320	14,739	—	53,059	38,025	10,003	—	48,028
	$282,166	$73,676	$—	$355,842	$133,154	$62,404	$—	$195,558

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2025 and 2024.

The Company measures the fair value of the 2030 Notes (as defined below) for disclosure purposes on a recurring basis. The carrying value of the 2030 Notes approximates fair value. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $1.9 million and $7.6 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended March 31, 2025 and 2024, the Company recorded unrealized net losses of $24 thousand and $0.2 million, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended March 31, 2025 and 2024, the net realized gain recorded in the condensed consolidated statements of operations from these contracts was $0.5 million and $2.7 million, respectively.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of March 31, 2025, foreign exchange forward currency contracts designated as hedging instruments had notional amounts of $14.5 million. As of December 31, 2024, there were no outstanding foreign exchange forward contracts designated as hedging instruments.

5. Acquisition

ThreatX Protect Business

In February 2025, we completed an acquisition of the ThreatX Protect business of ThreatX, Inc. for $19.6 million in cash. This acquisition has been accounted for as a business combination. The preliminary purchase price allocation is as follows: $7.6 million to identified intangible assets, $2.5 million to deferred revenue assumed and $0.7 million to net assets acquired, with the excess $13.8 million of the preliminary purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

The results of operations of the acquired business, which are not material, have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

The Company incurred approximately $0.3 million of acquisition-related costs, including legal, accounting, and advisory fees. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations. The cash outflows for these costs are classified as operating activities in the condensed consolidated statements of cash flows.

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700,000	5
Customer relationships	1,500,000	5
Trademark / trade name	400,000	4
Total	$7,600,000

Intangible assets subject to amortization as of March 31, 2025 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(150)	$5,550	4.9
Customer relationships	1,500	(40)	1,460	4.9
Trademark / trade name	400	(13)	387	3.9
	$7,600	$(203)	$7,397

Amortization expense from acquired intangible assets was $0.2 million for the period ended March 31, 2025.

The expected future amortization expense for acquired intangible assets as of March 31, 2025 is as follows (in thousands):

Remainder of 2025	$1,155
2026	1,540
2027	1,540
2028	1,540
2029	1,452
2030	170
Total amortization expense	$7,397

Goodwill

The Company recorded goodwill in the amount of $13.8 million. There were no events or changes in circumstances that triggered an impairment review during the three months ended March 31, 2025.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of March 31, 2025	As of December 31, 2024

Allowance for credit losses, beginning balance	$465	$405
Increase in allowance	131	1,067
Write-offs	(66)	(1,007)
Allowance for credit losses, ending balance	$530	$465

Inventory

Inventory consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024

Raw materials	$12,548	$12,883
Finished goods	7,991	9,122
Total inventory	$20,539	$22,005

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024

Prepaid expenses	$7,989	$4,245
Deferred contract acquisition costs	6,502	6,201
Other	1,938	2,592
Total prepaid expenses and other current assets	$16,429	$13,038

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of March 31, 2025	As of December 31, 2024
	(in years)
Equipment	1 - 5	$38,640	$36,615
Software	1 - 3	6,478	5,705
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,439	3,439
Construction in process		24,685	22,651
Property and equipment, gross		73,773	68,941
Less: accumulated depreciation		(31,606)	(29,799)
Property and equipment, net		$42,167	$39,142

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $2.2 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

Internally Developed Software to be Marketed and Sold

During the three months ended March 31, 2025 and 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended March 31, 2025 and 2024, amortization cost totaled $0.1 million in each period, respectfully. As of March 31, 2025, the unamortized capitalized internally developed software balance was $1.6 million and is included in other non-current assets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024

Accrued compensation and benefits	$11,198	$19,058
Accrued tax liabilities	2,989	2,687
Lease liability	4,669	4,744
Other	7,049	6,207
Total accrued liabilities	$25,905	$32,696

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024

Deferred revenue:
Products	$5,355	$4,405
Services	147,387	143,854
Total deferred revenue	152,742	148,259
Less: current portion	(79,682)	(78,335)
Non-current portion	$73,060	$69,924

7. Long-Term Debt

2030 Convertible Senior Notes

In March 2025, the Company issued $225.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The Company received net proceeds from the offering of approximately $217.7 million. The 2030 Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased.

The 2030 Notes bear interest at the stated rate of 2.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes are convertible into solely cash, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 42.6257 shares of common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of $23.46003 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes (the “2030 Notes Indenture”). Special interest and additional interest will accrue on the 2030 Notes in the circumstances and at the rates described in the 2030 Notes Indenture. The debt issuance costs are amortized to interest expense applying the effective interest method. The 2030 Notes do not contain financial maintenance covenants.

The holders may convert their 2030 Notes at their option only in the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2030 Notes Indenture; (4) if the Company calls such 2030 Notes for redemption; and (5) at any time from, and including, December 1, 2029 until the close of business on the 2nd scheduled trading day immediately before the maturity date.

If the Company undergoes a fundamental change (as defined in the 2030 Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such corporate event or during the relevant redemption period.

The 2030 Notes are redeemable, in whole or in part (subject to certain limitations), for cash at Company’s option at any time, and from time to time, on or after April 5, 2028 and on or before the 60th scheduled trading day immediately before the maturity date, but only if (i) the 2030 Notes are “freely tradable” (as defined in the 2030 Notes Indenture) and all accrued and unpaid additional interest, if any, has been paid in full; and (ii) the last reported sale price per share of common stock is at least 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.

The 2030 Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2030 Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under 2030 Notes. The 2030 Notes were not eligible for conversion as of March 31, 2025. No sinking fund is provided for the 2030 Notes.

The 2030 Notes are general unsecured obligations of the Company and rank senior in right of payment to all of Company’s existing and future indebtedness that is expressly subordinated in the right of payment to the 2030 Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of March 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.

The Company accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Notes, net of unamortized issuance costs of $7.3 million, was $217.7 million as of March 31, 2025. Interest expense related to the amortization of debt issuance costs was $0.3 million for the three months ended March 31, 2025. The effective interest rate on the 2030 Notes is 3.43%.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2025.

Rent expense was $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $12.1 million as of March 31, 2025.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors (the “Board”). As of March 31, 2025, we had 3,109,003 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of March 31, 2025, the Company had 531,170 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation by type of award:
Stock awards	$5,794	$3,532
Employee stock purchase rights	224	307
	$6,018	$3,839

Stock-based compensation by category of expense:
Cost of net revenue	$625	$457
Sales and marketing	894	1,033
Research and development	1,390	869
General and administrative	3,109	1,480
	$6,018	$3,839

As of March 31, 2025, the Company had $35.8 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.4 years.

Stock Options

There were no options outstanding during the three months ended March 31, 2025.

The intrinsic value of options exercised was $0.2 million during the three months ended March 31, 2024.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2025, there were 2,502,457 RSUs and 654,750 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2024	3,243	$13.65
Granted	468	19.61
Released	(530)	12.64
Canceled	(24)	14.71
Nonvested as of March 31, 2025	3,157	$14.70	1.69	$51,589

The aggregate fair value of stock awards released was $6.7 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Repurchase Programs

On November 1, 2022, the Company announced that the Board authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. On November 7, 2023, the Company announced that the Board authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. These repurchase programs were active for twelve months and are expired.

On November 7, 2024, the Company announced that the Board authorized a stock repurchase program of up to $50 million of its common stock (the “2024 Program”). The 2024 Program does not have a specified term or termination date. During the three months ended March 31, 2025, we repurchased 2,229,140 shares for a total of $43.6 million or $19.55 per share under the 2024 Program. As of March 31, 2025, the Company had $1.2 million available to repurchase shares under the 2024 Program. The Board terminated the 2024 Program on May 1, 2025.

On May 1, 2025, the Company announced that the Board authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date.

Under the Company’s stock repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities and Exchange Act of 1934 (the “Exchange Act”).

10. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock options, RSUs, PSUs, employee stock purchase rights and the 2030 Notes, unless the potential common shares are anti-dilutive.

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net income per share
Numerator:
Net income	$9,543	$9,726
Denominator:
Weighted-average shares outstanding - basic	73,555	74,451
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,493	867
Weighted-average shares outstanding - diluted	75,048	75,318
Net income per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options, stock awards and employee stock purchase rights	144	65
2030 Notes	1,598	—
Total	1,742	65

11. Income Taxes

We recorded a provision for income taxes of $0.9 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s income tax provision for the three months ended March 31, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

We had $8.2 million of unrecognized tax benefits as of March 31, 2025. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

12. Segment and Geographic Information

ASC 280 Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") to assess performance and to decide how to allocate resources. The Company manages its business on the basis of one reportable segment and one operating segment and derives revenues from two sources: products revenue and services revenue.

The Company’s CODM is our Chief Executive Officer, Dhrupad Trivedi. Our CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net income, which is also reported within the condensed consolidated statements of operations. The CODM uses consolidated net income to monitor period-over-period results, to assess financial performance and decide where to allocate additional resources within the business. The CODM does not regularly review significant classifications of expenses outside those shown on the condensed consolidated statements of operations.

We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the United States and other countries in the Americas (excluding the United States). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas	$33,496	$27,442
United States	30,117	23,144
Americas-other	3,379	4,298
APJ	18,619	25,043
EMEA	14,022	8,190
Total net revenue	$66,137	$60,675

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of March 31, 2025	As of December 31, 2024
Americas	$47,915	$48,468
Japan	284	363
Other	2,285	1,850
Total	$50,484	$50,681

13. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service providers	$38,997	$37,661
Enterprises	27,140	23,014
Total	$66,137	$60,675

Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accounts receivable, net	$65,379	$76,687
Deferred revenue, current	79,682	78,335
Deferred revenue, non-current	73,060	69,924

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2025 and December 31, 2024.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $26.1 million and $27.2 million during the three months ended March 31, 2025 and 2024, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of March 31, 2025, the current and non-current portions of deferred contract acquisition costs were $6.5 million and $5.0 million, respectively. As of December 31, 2024, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $1.7 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of March 31, 2025

Within 1 year	$79,682
Next 2 to 3 years	56,772
Thereafter	16,288
Total	$152,742

14. Subsequent Events

On May 1, 2025, the Company announced that the Board approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on June 2, 2025 to stockholders of record on May 15, 2025 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

Also on May 1, 2025, the Company announced that the Board authorized a new stock repurchase program (the “2025 Program”) under which the Company may repurchase up to $75 million of its outstanding common stock. The 2025 Program does not have a specified term or termination date. Under the 2025 Program, the Company is authorized to repurchase shares of common stock in open market or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Any repurchase of such shares in open market transactions shall be conducted in accordance with the limitations and guidelines of Rule 10b-18 promulgated by the SEC pursuant to the Exchange Act. The Board will review the stock repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities. In connection with the authorization of the 2025 Program, the Board terminated the 2024 Program.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Note Regarding Forward-Looking Statements” and other risk factors contained in Part I, Item 1A “Risk Factors” in the 2024 Annual Report.

Overview

We are a leading provider of secure application solutions and services that enable a new generation of intelligently connected companies with the ability to continuously improve cyber protection and digital responsiveness across dynamic Information Technology (“IT”) and network infrastructures. Our product portfolio seeks to address many of the cyber protection challenges and solution requirements. The portfolio consists of network infrastructure and security products. The infrastructure portfolio powers the delivery of internet services and applications while the security products protect applications, application programming interfaces (“APIs”), infrastructure and enterprises from cyber-attacks. Our security suite is known as A10 Defend. In addition, we have an intelligent management and automation tool known as A10 Control (formally Harmony Controller), which provides intelligent management, automation and analytics for secure application delivery in multi-cloud environments to help simplify operations.

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

In February 2025, we acquired the assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with WAAP protection (web application and application programming interfaces). We offer protection under A10 Defend ThreatX Protect. In March 2025, the Company issued the 2030 Notes and received net proceeds from the offering of approximately $217.7 million.

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software licenses and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service (”SaaS”) offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

During the three months ended March 31, 2025, (i) 51% of our total revenue was generated from the Americas region, of which 46% was generated from the United States and 5% was generated from the Americas-other, (ii) 28% from the APJ region and (iii) 21% from the EMEA region. During the three months ended March 31, 2024, (i) 45% of our total revenue was generated from the Americas region, of which 38% was generated from the United States and 7% was generated from the Americas-other, (ii) 41% from the APJ region and (iii) 13% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. Our enterprise customers accounted for 41% and 38% of our total revenue during the three months ended March 31, 2025 and 2024, respectively, and our service provider customers accounted for 59% and 62% of our total revenue during the three months ended March 31, 2025 and 2024, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 44% of our total revenue for both the three months ended March 31, 2025 and 2024. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2025, we had $243.8 million of cash and cash equivalents and $112.0 million of marketable securities. Cash provided by operating activities was $17.2 million during the three months ended March 31, 2025, compared to $32.4 million in the same period of 2024.

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

Enhanced U.S. tariffs, import/export restrictions and countermeasures taken by affected countries are contributing to macroeconomic volatility which in turn is impacting demand and our cost inputs. Spending patterns remain uneven due to the unpredictable impact of trade policies, and we may need to implement tariff-related input cost increases.

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$35,979	54.4%	$30,069	49.6%	$5,910	19.7%
Services	30,158	45.6	30,606	50.4	(448)	(1.5)
Total net revenue	66,137	100.0	60,675	100.0	5,462	9.0
Cost of net revenue:
Products	7,263	11.0	6,799	11.2	464	6.8
Services	6,179	9.3	4,645	7.7	1,534	33.0
Total cost of net revenue	13,442	20.3	11,444	18.9	1,998	17.5
Gross profit	52,695	79.7	49,231	81.1	3,464	7.0
Operating expenses:
Sales and marketing	19,545	29.6	21,214	35.0	(1,669)	(7.9)
Research and development	15,900	24.0	14,063	23.2	1,837	13.1
General and administrative	8,472	12.8	6,741	11.1	1,731	25.7
Total operating expenses	43,917	66.4	42,018	69.3	1,899	4.5
Income from operations	8,778	13.3	7,213	11.9	1,565	21.7
Non-operating income (expense):
Interest income	1,790	2.7	1,681	2.8	109	6.5
Interest and other income (expense), net	(90)	(0.1)	2,326	3.8	(2,416)	(103.9)
Non-operating income, net	1,700	2.6	4,007	6.6	(2,307)	(57.6)
Income before provision for income taxes	10,478	15.8	11,220	18.5	(742)	(6.6)
Provision for income taxes	935	1.4	1,494	2.5	(559)	(37.4)
Net income	$9,543	14.4%	$9,726	16.0%	$(183)	(1.9)%

Net Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based software license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service offerings.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance often includes a perpetual license to the included software. Additionally, a portion of our products revenue comes from subscription revenue. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$35,979	54%	$30,069	50%	$5,910	20%
Services	30,158	46	30,606	50	(448)	(1)
Total net revenue	$66,137	100%	$60,675	100%	$5,462	9%
Net revenue by geographic region:
Americas	$33,496	51%	$27,442	45%	$6,054	22%
United States	30,117	46%	23,144	38%	6,973	30%
Americas-other	3,379	5%	4,298	7%	(919)	(21)%
APJ	18,619	28%	25,043	41%	(6,424)	(26)%
EMEA	14,022	21%	8,190	13%	5,832	71%
Total net revenue	$66,137	100%	$60,675	100%	$5,462	9%

Three Months Ended March 31, 2025 and 2024

Total net revenue increased $5.5 million, or 9%, during the three months ended March 31, 2025, compared to the same period of 2024. Changes in revenue were due primarily to (i) an increase of $5.8 million in the EMEA region, (ii) an increase of $6.1 million in the Americas region, comprised of an increase of $7.0 million in the United States and a decrease of $0.9 million in Americas-other, and (iii) a decrease of $6.4 million in the APJ region. The overall increase in revenue was attributable to a $4.1 million increase in revenue from enterprise customers and a $1.3 million increase in revenue from service provider customers during the three months ended March 31, 2025 compared to the same period of 2024. Products revenue increased $5.9 million, of which the EMEA region increased $5.8 million and the Americas region increased $4.8 million, partially offset by a decrease of $4.7 million in the APJ region for the three months ended March 31, 2025, compared to the same period of 2024. Services revenue decreased $0.4 million, of which the APJ region decreased $1.7 million, partially offset by an increase of $1.2 million in the Americas region, while EMEA was flat for the three months ended March 31, 2025, compared to the same period of 2024.

Products revenue increased $5.9 million, or 20%, during the three months ended March 31, 2025 compared to the same period of 2024, as a result of an increase in demand from both our enterprise and service provider customers in the Americas and EMEA regions.

Services revenue decreased $0.4 million, or 1%, during the three months ended March 31, 2025, compared to the same period of 2024, as a result of a decrease in demand from our service provider customers in the APJ region.

During the three months ended March 31, 2025, $33.5 million, or 51% of total revenue, was generated from the Americas region, which represents a 22% increase in revenue compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from both our enterprise and service provider customers in the Americas region.

During the three months ended March 31, 2025, $18.6 million, or 28% of total revenue, was generated from the APJ region, which represents a 26% decrease compared to the same period of 2024. The decrease was primarily due to lower services revenue due to an increase in demand from our service provider customers in the APJ region.

During the three months ended March 31, 2025, $14.0 million, or 21% of total revenue, was generated from the EMEA region, which represents an 71% increase compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from both our enterprise and service provider customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of net revenue:
Products	$7,263	$6,799	$464	6.8%
Services	6,179	4,645	1,534	33.0
Total cost of net revenue	$13,442	$11,444	$1,998	17.5%

Products cost of revenue increased 6.8% during the three months ended March 31, 2025, compared to the same period of 2024, primarily due product and regional mix.

Services cost of revenue increased 33.0% during the three months ended March 31, 2025, compared to the same period of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$28,716	79.8%	$23,270	77.4%	$5,446	2.4%
Services	23,979	79.5	25,961	84.8	(1,982)	(5.3)
Total gross profit	$52,695	79.7%	$49,231	81.1%	$3,464	(1.4)%

Products gross margin increased 2.4% during the three months ended March 31, 2025, compared to the same period of 2024, primarily due to product and regional mix.

Services gross margin decreased 5.3% during the three months ended March 31, 2025, compared to the same period of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$19,545	$21,214	$(1,669)	(7.9)%
Research and development	15,900	14,063	1,837	13.1
General and administrative	8,472	6,741	1,731	25.7
Total operating expenses	$43,917	$42,018	$1,899	4.5%

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

Sales and marketing operating expenses decreased $1.7 million, or 7.9%, in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in personnel costs.

For the full year 2025, we expect sales and marketing expenses to increase modestly from 2024 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses increased $1.8 million, or 13.1%, in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to fluctuations in personnel costs.

For the full year 2025, we expect research and development expenses to increase from 2024 levels reflecting strategic investments in our growth priorities, including cybersecurity technology and artificial intelligence technologies.

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

General and administrative operating expenses increased $1.7 million, or 25.7%, in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in personnel costs.

For the full year 2025, we expect general and administrative expenses to increase modestly from 2024 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense)

Non-Operating income, net, consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense on the 2030 Notes, foreign currency exchange gains and losses and fair value adjustments on investments in publicly held equity securities. Foreign currency exchange gains and losses are primarily a result of fluctuations in the Japanese Yen versus the U.S. Dollar.

Interest Income

Interest income was $1.8 million and $1.7 million in the three months ended March 31, 2025 and 2024, respectively.

Interest Expense

Interest expense was $0.3 million in the three months ended March 31, 2025 and was related to our outstanding 2030 Notes that were issued in the three months ended March 31, 2025. The Company recorded no interest expense in the three months ended March 31, 2024.

Other Income (Expense)

The Company recorded $0.7 million of gains from fair value adjustments on investments in publicly held equity securities in the three months ended March 31, 2024. The Company had no investments in publicly held equity securities in the three months ended March 31, 2025.

The Company recorded foreign exchange gains of $0.2 million and $1.6 million in the three months ended March 31, 2025 and 2024, respectively, due primarily to fluctuations in the Japanese Yen versus the U.S. Dollar.

Provision for Income Taxes

We recorded a provision for income taxes of $0.9 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s income tax provisions for the three months ended March 31, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $243.8 million, including $2.8 million held outside the United States in our foreign subsidiaries, and $112.0 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2025, we had working capital of $345.0 million, accumulated deficit of $30.8 million and total stockholders’ equity of $195.9 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

In March 2025, the Company issued the 2030 Notes and received net proceeds from the offering of approximately $217.7 million.

The Board has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company repurchased 2.2 million shares for a total cost of $30.1 million under the 2023 and 2024 Programs. Through March 31, 2025, the Company had repurchased 2.2 million shares for a total cost of $43.6 million under the 2024 Program.

In October 2021, the Board approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.4 million and $4.5 million in the three months ended March 31, 2025 and 2024, respectively, as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on June 2, 2025 to stockholders of record on May 15, 2025 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$17,204	$32,444
Investing activities	(34,746)	643
Financing activities	166,259	(7,422)
Net increase in cash and cash equivalents	$148,717	$25,665

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

During the three months ended March 31, 2025, cash provided by operating activities was $17.2 million, consisting of net income of $9.5 million, non-cash charges of $10.7 million and a decrease in cash resulting from the net change in operating assets and liabilities of $3.0 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $3.4 million and stock-based compensation expense of $6.0 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $8.2 million, accounts payable of $5.6 million and prepaid expenses and other assets of $2.9 million, partially offset by cash inflows from accounts receivable of $10.5 million deferred revenue of $2.0 million and inventory of $1.2 million.

The unfavorable change in accrued liabilities was primarily due to a decrease in accrued variable compensation. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid accounting and marketing expenses. The favorable change in accounts receivable was attributable to timing of billing and cash collections. The favorable change in deferred revenue was attributable to the timing of service contract bookings and the acquisition of ThreatX Protect deferred revenue. The favorable change in inventory was attributable to the timing of product shipments.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash used in investing activities was $34.7 million, consisting of purchases of marketable securities of $41.9 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $4.5 million, partially offset by maturities of marketable securities of $30.7 million. Total purchase consideration the Company will pay for the acquisition of ThreatX Protect will be slightly higher. See Note 5 for additional information.

During the three months ended March 31, 2024, cash provided by investing activities was $0.6 million, consisting of maturities of marketable securities of $39.9 million and sales of marketable securities of $4.4 million, partially offset by purchases of marketable securities of $40.7 million and property and equipment of $2.9 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $166.3 million and primarily consisting of $217.7 million in net proceeds from the issuance of the 2030 Notes, $47.0 million used for repurchases of common stock and $4.4 million used for cash dividend payments.

During the three months ended March 31, 2024, cash used in financing activities was $7.4 million and primarily consisting of $4.5 million used for cash dividend payments and $3.0 million used for repurchases of common stock, partially offset by $0.1 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $10.7 million as of March 31, 2025. Our operating lease arrangements expire on various dates through July 2027. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company applied the fair value measurement requirements within ASC 820 Fair Value Measurements to evaluate the fair value of identifiable assets acquired and liabilities assumed in connection with its acquisition of ThreatX Protect in February 2025. The Company estimated fair value and remaining useful life of the intangible assets acquired based on the price that would be received if the Company were to sell the intangible assets in an orderly transaction between market participants. Intangible assets will be amortized on a straight-line basis over their remaining useful life. See Note 5 Acquisition for additional information.

The Company’s other critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. There have been no material changes to the Company’s other critical accounting policies and estimates during the three months ended March 31, 2025.

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

We recorded $0.2 million and $1.6 million of net foreign exchange gains during the three months ended March 31, 2025 and 2024, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of March 31, 2025, our investment portfolio included marketable securities with an aggregate amortized cost basis of $111.7 million and a fair value of $112.0 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2025 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2025	50 BPS	100 BPS	150 BPS
Marketable securities	$113,173	$112,781	$112,389	$111,996	$111,604	$111,211	$110,818

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in the 2024 Annual Report. Except as disclosed below, there have been no material changes to the risk factors disclosed in the 2024 Annual Report.

Risks Related to Intellectual Property, Litigation, Laws and Regulations

Enhanced United States tariffs, import/export restrictions, Chinese regulations, countermeasures taken by affected countries or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has imposed a range of tariff actions on U.S. trading partners. In April 2025, acting under the International Economic Emergency Powers Act (“IEEPA”), the Trump administration increased tariffs on Chinese imports to 145% and set a baseline 10% tariff applicable to almost every country, with exemptions for certain products. Ongoing trade investigations, including investigations under Section 232 of the Trade Expansion Act and Section 301 of the Trade Adjustment Act, could also lead to greater restrictions on international trade and further increases in tariffs on goods imported into the U.S. These include investigations by the U.S. Trade Representative (“USTR”) into Chinese legacy semiconductors and the U.S. Department of Commerce (“Commerce”) into semiconductors and derivative articles, among other actions. USTR and Commerce are currently evaluating and accepting comments as part of their review process in these various investigations, with decisions likely to be made later this year. Although A10's supply chain does not depend exclusively upon imports from China, an increase in tariffs generally will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials and/or compel us to increase our prices to customers. Furthermore, while we are not presently aware of duties applicable to digital services, if trade restrictions or barriers are placed on our products by foreign governments, the prices for such products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or never be placed. Current or future tariffs may also negatively impact our customers’ revenue, thereby causing an indirect negative impact on our sales. Any reduction in customers’ revenue, and/or any apprehension among distributors and customers of a possible reduction in such revenue, could cause an indirect negative impact on our own sales. As noted, the current U.S. administration has taken a variety of tariff actions against other countries under IEEPA and other authorities, and other countries such as China have responded with retaliatory tariffs and non-tariff measures. The duration and magnitude of these tariffs and other trade disruptions remains uncertain and could lead to economic decline in affected countries, which could negatively impact purchases of our products. Moreover, an increase in the cost of our products due to tariffs or other trade actions could cause us to be impacted to a greater degree than our competitors who are based in countries that are not subject to tariffs, placing us at a disadvantage. Simply put, future U.S. tariffs on imports and retaliatory tariffs could increase the cost of, and reduce demand for, our products, which may materially adversely affect our results of operations.

Additionally, the current uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties, taxes, sanctions, government regulations and tariffs makes it difficult to plan for the future. New developments in these areas, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy. Given the uncertainty of further developments related to tariffs, international trade agreements and policies we can give no assurance that our business, financial condition and operating results would not be adversely affected.

Risks Related to Our Convertible Indebtedness

The issuance of shares of our common stock could depress the trading price of our common stock.

We have the right to elect to settle conversion of the 2030 Notes either entirely in cash or in combination of cash and shares of common stock. Our election to convert the 2030 Notes into common stock may further dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change or to pay the cash amounts due upon maturity or conversion of the 2030 Notes, and our future indebtedness may limit our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2030 Notes following a “fundamental change” (which is defined in the 2030 Notes Indenture to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of the 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2030 Notes or to pay the cash amounts due upon their maturity or conversion. Our failure to repurchase 2030 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2030 Notes. A default under the 2030 Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our other or future indebtedness, which may result in that other or future indebtedness becoming immediately payable in full. If repayment of the related indebtedness were to be accelerated after an applicable notice or grace periods, we may not have sufficient funds to satisfy all amounts due under the 2030 Notes, any other indebtedness, repurchase such notes or make cash payments upon conversion of such notes, if applicable.

Provisions in the 2030 Notes Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2030 Notes and the 2030 Notes Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate for the 2030 Notes. In either case, and in other cases, our obligations under the 2030 Notes and the 2030 Notes Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The conversion of 2030 Notes could impair our financial position and liquidity.

Because we must settle at least a portion of our conversion obligation for the 2030 Notes in cash, the conversion of 2030 Notes could materially and adversely affect our financial position and liquidity. Before December 1, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events. From and after December 1, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. However, many of the conditions that permit the conversion of 2030 Notes before December 1, 2029 are beyond our control. We could be required to expend a significant amount of cash to settle conversions, which could significantly harm our financial position and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2024, the Company announced that the Board authorized a new stock repurchase program of up to $50 million of its common stock (the “2024 Program”). The 2024 Program did not have a specified term or termination date but was terminated by the Board in May 2025 in connection with the adoption of the 2025 Program. Under the 2024 Program, we could repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We were not obligated under the 2024 Program to repurchase any specific number or dollar amount of shares of common stock, and were able to modify, suspend or discontinue the 2024 Program at any time. Our management and the Board determined the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company funded repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended March 31, 2025 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2025	—	$—	—	$44,815

February 1 - 28, 2025	—	$—	—	$44,815

March 1 - 31, 2025	2,229	$19.55	2,229	$1,236

Total	2,229			$1,236

(1) The $1,236 thousand in the table above represents the amount available to repurchase shares under the 2024 Program as of March 31, 2025. The 2024 Program was terminated at the time the Board approved a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”) on May 1, 2025.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On February 24, 2025, Scott Weber, General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 5,000 shares of our common stock between May 27, 2025 and May 28, 2025.

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
4.1
Indenture, dated as of March 17, 2025, between A10 Networks, Inc. and U.S. Bank Trust Company, National Association, as trustee (including form of certificate representing the notes) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed on March 20, 2025).

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
Date: May 6, 2025

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2025

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)