Form 10-Q
period 2025-06-30
A10 Networks, Inc.
filed 2025-08-05
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,152,615.

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
• future acquisitions of or investments in complementary companies, products, services or technologies; and
• our evaluations and expectations with respect to the potential impacts of OBBBA (as defined below).

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$252,924	$95,129
Marketable securities	114,459	100,429
Accounts receivable, net of allowances of $357 and $465, respectively	52,364	76,687
Inventory	20,082	22,005
Prepaid expenses and other current assets	17,233	13,038
Total current assets	457,062	307,288
Property and equipment, net	44,458	39,142
Goodwill	15,070	1,307
Intangible assets, net	7,018	—
Deferred tax assets, net	62,362	62,364
Other non-current assets	21,945	22,714
Total assets	$607,915	$432,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,999	$12,542
Accrued liabilities	27,815	32,696
Deferred revenue	73,345	78,335
Total current liabilities	108,159	123,573
Deferred revenue, non-current	71,021	69,924
Long-term debt	218,086	—
Other non-current liabilities	6,661	7,489
Total liabilities	403,927	200,986
Commitments and contingencies (Note 2 and Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 91,450 and 90,520 shares issued and 71,992 and 73,693 shares outstanding, respectively	1	1
Treasury stock, at cost: 19,458 and 16,827 shares, respectively	(231,965)	(180,992)
Additional paid-in-capital	520,524	508,387
Dividends paid	(64,172)	(55,417)
Accumulated other comprehensive income (loss)	(137)	194
Accumulated deficit	(20,263)	(40,344)
Total stockholders' equity	203,988	231,829
Total liabilities and stockholders' equity	$607,915	$432,815
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Products	$39,173	$29,533	$75,152	$59,602
Services	30,210	30,563	60,368	61,169
Total net revenue	69,383	60,096	135,520	120,771
Cost of net revenue:
Products	8,197	6,813	15,460	13,612
Services	6,475	5,225	12,654	9,870
Total cost of net revenue	14,672	12,038	28,114	23,482
Gross profit	54,711	48,058	107,406	97,289
Operating expenses:
Sales and marketing	20,964	19,453	40,509	40,667
Research and development	16,256	14,737	32,156	28,800
General and administrative	7,180	5,952	15,652	12,693
Total operating expenses	44,400	40,142	88,317	82,160
Income from operations	10,311	7,916	19,089	15,129
Non-operating income (expense):
Interest income	2,994	1,761	4,784	3,442
Interest and other income (expense), net	(1,376)	1,306	(1,466)	3,632
Total non-operating income, net	1,618	3,067	3,318	7,074
Income before income taxes	11,929	10,983	22,407	22,203
Provision for income taxes	1,391	1,507	2,326	3,001
Net income	$10,538	$9,476	$20,081	$19,202
Net income per share:
Basic	$0.15	$0.13	$0.28	$0.26
Diluted	$0.14	$0.13	$0.27	$0.25
Weighted-average shares used in computing net income per share:
Basic	72,009	74,366	72,777	74,401
Diluted	73,117	75,497	74,109	75,432

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$10,538	$9,476	$20,081	$19,202
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(48)	38	(25)	(1)
Unrealized gain (loss) on cash flow hedge	(241)	486	(306)	537
Comprehensive income	$10,249	$10,000	$19,750	$19,738

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended June 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	74,434	$1	$(153,948)	$491,164	$(42,091)	$(59)	$(80,758)	$214,309
Common stock issued under employee equity incentive plans	271	—	—	1,764	—	—	—	1,764
Repurchase of common stock	(845)	—	(11,837)	—	—	—	—	(11,837)
Stock-based compensation expense	—	—	—	4,592	—	—	—	4,592
Payments for dividends	—	—	—	—	(4,471)	—	—	(4,471)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	38	—	38
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	486	—	486
Net Income	—	—	—	—	—	—	9,476	9,476
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357

Three Months Ended June 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	71,821	$1	$(228,022)	$514,405	$(59,851)	$152	$(30,801)	$195,884
Common stock issued under employee equity incentive plans	400	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(229)	—	(3,943)	—	—	—	—	(3,943)
Stock-based compensation expense	—	—	—	4,409	—	—	—	4,409
Payments for dividends	—	—	—	—	(4,321)	—	—	(4,321)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(48)	—	(48)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(241)	—	(241)
Net Income	—	—	—	—	—	—	10,538	10,538
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988

See accompanying notes to the condensed consolidated financial statements.

Six Months Ended June 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	555	—	—	1,854	—	—	—	1,854
Repurchase of common stock	(1,054)	—	(14,876)	—	—	—	—	(14,876)
Stock-based compensation expense	—	—	—	8,708	—	—	—	8,708
Payments for dividends	—	—	—	—	(8,943)	—	—	(8,943)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1)	—	(1)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	537	—	537
Net Income	—	—	—	—	—	—	19,202	19,202
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357

Six Months Ended June 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	930	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(2,631)	—	(50,973)	—	—	—	—	(50,973)
Stock-based compensation expense	—	—	—	10,427	—	—	—	10,427
Payments for dividends	—	—	—	—	(8,755)	—	—	(8,755)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(25)	—	(25)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(306)	—	(306)
Net Income	—	—	—	—	—	—	20,081	20,081
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$20,081	$19,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,077	5,507
Stock-based compensation	10,427	8,105
Other non-cash items	685	(403)
Changes in operating assets and liabilities:
Accounts receivable	24,031	16,695
Inventory	1,609	(3,318)
Prepaid expenses and other assets	(5,865)	(541)
Accounts payable	(6,379)	(2,859)
Accrued liabilities	(5,937)	3,640
Deferred revenue	(6,345)	(1,378)
Net cash provided by operating activities	39,384	44,650
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	22,536
Proceeds from maturities of marketable securities	54,744	47,699
Purchases of marketable securities	(68,148)	(106,293)
Acquisition	(19,100)	—
Capital expenditures	(8,737)	(6,414)
Net cash used in investing activities	(41,241)	(42,472)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,710	1,854
Proceeds from the issuance of convertible notes	225,000	—
Payment of debt issuance costs	(7,330)	—
Repurchase of common stock	(50,973)	(14,876)
Payments for dividends	(8,755)	(8,943)
Net cash provided by (used in) financing activities	159,652	(21,965)
Net increase (decrease) in cash and cash equivalents	157,795	(19,787)
Cash and cash equivalents—beginning of period	95,129	97,244
Cash and cash equivalents—end of period	$252,924	$77,457

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$314	$1,628
Capital expenditures included in accounts payable	$289	$1,477

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers, which accounted for 60% and 56% of our total revenue during the three months ended June 30, 2025 and 2024, respectively, and enterprise, which accounted for 40% and 44% of our total revenue during the three months ended June 30, 2025 and 2024, respectively. During each of the six months ended June 30, 2025 and 2024, service providers accounted for 59% of our total revenue and enterprises accounted for 41% of our total revenue. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises Japan and all other countries in APAC (excluding Japan). The EMEA region comprises Europe, Middle East and Africa. We believe this geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 46% and 35% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and accounted for 42% and 37% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict and rely upon customer growth and network enhancements. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued liabilities, deferred commissions, ThreatX Protect purchase price allocation and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements, therefore, actual results could differ from management’s estimates.

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

The Company’s other significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2024 Annual Report. Aside from adding the Company’s significant accounting policy regarding business combinations, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

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

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended June 30, 2025 and 2024, sales through a single distribution channel partner represented 32% and 23% of our total revenue, respectively. In the six months ended June 30, 2025, sales through a single distribution channel partner represented 25% of our total revenue and in the six months ended June 30, 2024, sales through two distribution channel partners represented 20% and 10% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2025	2024	2025	2024
Customer A	30%	14%	23%	13%

As of June 30, 2025, two distribution channel partners accounted for 33% and 10% of our total gross accounts receivable. As of December 31, 2024, one distribution channel partner accounted for 34% of our total gross accounts receivable.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2025 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2025 (in thousands):

	As of June 30, 2025	As of December 31, 2024
Operating leases
Right-of-use assets:
Other non-current assets	$11,388	$11,539
Total right-of-use assets	$11,388	$11,539

Lease liabilities:
Accrued liabilities	$5,478	$4,744
Other non-current liabilities	6,269	7,194
Total operating lease liabilities	$11,747	$11,938

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$2,840
2026	5,756
2027	3,288
2028	237
Total lease payments	12,121
Less: imputed interest	(374)
Present value of lease liabilities	$11,747

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,055	$1,075	$2,141	$2,160
Short-term lease costs	154	131	340	247
Total lease costs	$1,209	$1,206	$2,481	$2,407

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended June 30,
	2025	2024
Weighted-average remaining term (years)	2.14	2.92
Weighted-average discount rate	3.5%	3.2%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,709	$2,688

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$47,432	$101	$(4)	$47,529	$52,311	$102	$(12)	$52,401
U.S. Treasury and agency securities	66,806	146	(22)	66,930	47,865	163	—	48,028
Debt securities	$114,238	$247	$(26)	$114,459	$100,176	$265	$(12)	$100,429

During the three and six months ended June 30, 2025 and 2024, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of June 30, 2025 (excluding publicly held equity securities, in thousands):

As of June 30, 2025	Amortized Cost	Fair Value
Less than 1 year	$66,851	$66,991
Mature in 1 - 3 years	47,387	47,468
Debt securities	$114,238	$114,459

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,960	$(4)	$—	$—	$12,960	$(4)
U.S. Treasury and agency securities	25,797	(22)	—	—	25,797	(22)
Total	$38,757	$(26)	$—	$—	$38,757	$(26)

Marketable securities in an unrealized loss position as of December 31, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,516	$(12)	$—	$—	$12,516	$(12)
Total	$12,516	$(12)	$—	$—	$12,516	$(12)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2025 and 2024.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$77,239	$—	$—	$77,239	$89,195	$—	$—	$89,195
Cash equivalents	175,685	—	—	175,685	5,934	—	—	5,934
Corporate securities	—	47,529	—	47,529	—	52,401	—	52,401
U.S. Treasury and agency securities	43,407	23,523	—	66,930	38,025	10,003	—	48,028
	$296,331	$71,052	$—	$367,383	$133,154	$62,404	$—	$195,558

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2025 and 2024.

The Company measures the fair value of the 2030 Notes (as defined below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $241.1 million as of June 30, 2025. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $3.5 million and $7.6 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended June 30, 2025 and 2024, the Company recorded an unrealized net gain of $2 thousand and an unrealized net loss of $0.1 million, respectively, in its condensed consolidated statements of operations related to these contracts. For the six months ended June 30, 2025 and 2024, the Company recorded unrealized net losses of $22 thousand and $0.3 million, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended June 30, 2025 and 2024, the Company recorded realized net gains of $9 thousand and $2.3 million, respectively, and for the six months ended June 30, 2025 and 2024, the Company recorded a realized net loss of $0.5 million and a realized net gain of $5.0 million, respectively, in its condensed consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of June 30, 2025, foreign exchange forward currency contracts designated as hedging instruments had notional amounts of $10.1 million. As of December 31, 2024, there were no outstanding foreign exchange forward contracts designated as hedging instruments.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700	5
Customer relationships	1,500	5
Trademark / trade name	400	4
Total	$7,600

Intangible assets subject to amortization as of June 30, 2025 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(431)	$5,269	4.6
Customer relationships	1,500	(113)	1,387	4.6
Trademark / trade name	400	(38)	362	3.6
	$7,600	$(582)	$7,018

Amortization expense from acquired intangible assets was $0.4 million and $0.6 million for the three and six months ended June 30, 2025.

The expected future amortization expense for acquired intangible assets as of June 30, 2025 is as follows (in thousands):

Remainder of 2025	$776
2026	1,540
2027	1,540
2028	1,540
2029	1,452
2030	170
Total amortization expense	$7,018

Goodwill

The Company recorded goodwill in the amount of $13.8 million. There were no events or changes in circumstances that triggered an impairment review during the three and six months ended June 30, 2025.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of June 30, 2025	As of December 31, 2024

Allowance for credit losses, beginning balance	$465	$405
Increase (decrease) in allowance	(216)	1,067
Recoveries (write-offs)	108	(1,007)
Allowance for credit losses, ending balance	$357	$465

Inventory

Inventory consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024

Raw materials	$11,855	$12,883
Finished goods	8,227	9,122
Total inventory	$20,082	$22,005

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024

Prepaid expenses	$8,553	$4,245
Deferred contract acquisition costs	6,699	6,201
Other	1,981	2,592
Total prepaid expenses and other current assets	$17,233	$13,038

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of June 30, 2025	As of December 31, 2024
	(in years)
Equipment	1 - 5	$40,676	$36,615
Software	1 - 3	7,004	5,705
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,439	3,439
Construction in process		26,434	22,651
Property and equipment, gross		78,084	68,941
Less: accumulated depreciation		(33,626)	(29,799)
Property and equipment, net		$44,458	$39,142

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $2.4 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and was $4.6 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.

Internally Developed Software to be Marketed and Sold

During the three and six months ended June 30, 2025 and 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended June 30, 2025 and 2024, amortization cost totaled $0.1 million in each period, respectfully, and during the six months ended June 30, 2025 and 2024, amortization cost totaled $0.2 million in each period, respectively. As of June 30, 2025, the unamortized capitalized internally developed software balance was $1.4 million and is included in other non-current assets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024

Accrued compensation and benefits	$12,910	$19,058
Accrued tax liabilities	2,023	2,687
Lease liability	5,478	4,744
Other	7,404	6,207
Total accrued liabilities	$27,815	$32,696

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024

Deferred revenue:
Products	$6,054	$4,405
Services	138,312	143,854
Total deferred revenue	144,366	148,259
Less: current portion	(73,345)	(78,335)
Non-current portion	$71,021	$69,924

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

The 2030 Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2030 Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under 2030 Notes. The 2030 Notes were not eligible for conversion as of June 30, 2025. No sinking fund is provided for the 2030 Notes.

The 2030 Notes are general unsecured obligations of the Company and rank senior in right of payment to all of Company’s existing and future indebtedness that is expressly subordinated in the right of payment to the 2030 Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of June 30, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.

The Company accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $6.9 million, was $218.1 million as of June 30, 2025. Interest expense related to the amortization of debt issuance costs was $1.9 million and $2.2 million for the three and six months ended June 30, 2025. The effective interest rate on the 2030 Notes is 3.43%.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2025.

Rent expense was $1.2 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and was $2.5 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $13.2 million as of June 30, 2025.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors (the “Board”). As of June 30, 2025, we had 3,018,417 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of June 30, 2025, the Company had 2,914,643 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation by type of award:
Stock awards	$4,171	$3,978	$9,964	$7,510
Employee stock purchase rights	238	288	463	595
	$4,409	$4,266	$10,427	$8,105

Stock-based compensation by category of expense:
Cost of net revenue	$479	$561	$1,103	$1,017
Sales and marketing	940	1,102	1,834	2,136
Research and development	1,176	1,017	2,567	1,887
General and administrative	1,814	1,586	4,923	3,065
	$4,409	$4,266	$10,427	$8,105

As of June 30, 2025, the Company had $33.3 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.1 years.

Stock Options

There were no options outstanding during the three and six months ended June 30, 2025.

The intrinsic value of options exercised was $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2025, there were 2,310,365 RSUs and 654,750 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2024	3,243	$13.65
Granted	607	18.88
Released	(813)	13.12
Canceled	(72)	14.49
Nonvested as of June 30, 2025	2,965	$14.85	1.50	$57,375

The aggregate fair value of stock awards released was $4.0 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and was $10.7 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

On November 7, 2024, the Company announced that the Board authorized a stock repurchase program of up to $50 million of its common stock (the “2024 Program”). The 2024 Program did not have a specified term or termination date. The Board terminated the 2024 Program on May 1, 2025.

On May 1, 2025, the Company announced that the Board authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. During the three months ended June 30, 2025, we repurchased 228,878 shares for a total of $3.9 million or $17.22 per share under the 2025 Program. As of June 30, 2025, the Company had $71.1 million available to repurchase shares under the 2025 Program.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net income per share
Numerator:
Net income	$10,538	$9,476	$20,081	$19,202
Denominator:
Weighted-average shares outstanding - basic	72,009	74,366	72,777	74,401
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,108	1,131	1,332	1,031
Weighted-average shares outstanding - diluted	73,117	75,497	74,109	75,432
Net income per share:
Basic	$0.15	$0.13	$0.28	$0.26
Diluted	$0.14	$0.13	$0.27	$0.25

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, stock awards and employee stock purchase rights	144	89	144	67
2030 Notes	9,591	—	9,591	—
Total	9,735	89	9,735	67

11. Income Taxes

We recorded a provision for income taxes of $1.4 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively The Company’s income tax provision for the three and six months ended June 30, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

We had $8.3 million of unrecognized tax benefits as of June 30, 2025. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA introduces significant provisions, including the permanent extension of certain expiring provisions under the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions.

The legislation contains multiple effective dates, with some provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impacts of this legislation on our consolidated financial statements.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$41,192	$30,869	$74,688	$58,311
United States	38,318	26,709	68,435	49,853
Americas-other	2,874	4,160	6,253	8,458
APJ	17,939	19,287	36,558	44,330
EMEA	10,252	9,940	24,274	18,130
Total net revenue	$69,383	$60,096	$135,520	$120,771

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of June 30, 2025	As of December 31, 2024
Americas	$51,235	$48,468
Japan	2,115	363
Other	2,496	1,850
Total	$55,846	$50,681

13. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service providers	$41,607	$33,377	$80,604	$71,038
Enterprises	27,776	26,719	54,916	49,733
Total	$69,383	$60,096	$135,520	$120,771
Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accounts receivable, net	$52,364	$76,687
Deferred revenue, current	73,345	78,335
Deferred revenue, non-current	71,021	69,924

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2025 and December 31, 2024.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $26.4 million and $27.9 million during the three months ended June 30, 2025 and 2024, respectively, and we recognized revenue of $47.0 million and $49.7 million during the six months ended June 30, 2025 and 2024, respectively, related to deferred revenues at the beginning of the respective periods.
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
As of June 30, 2025, the current and non-current portions of deferred contract acquisition costs were $6.7 million and $4.8 million, respectively. As of December 31, 2024, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $1.8 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and was $3.2 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of June 30, 2025

Within 1 year	$73,345
Next 2 to 3 years	57,006
Thereafter	14,015
Total	$144,366

14. Subsequent Event

On August 5, 2025, the Company announced that the Board approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on September 2, 2025 to stockholders of record on August 15, 2025 as a return of capital. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

During the three months ended June 30, 2025, (i) 59% of our total revenue was generated from the Americas region, of which 55% was generated from the United States and 4% was generated from the Americas-other, (ii) 26% from the APJ region and (iii) 15% from the EMEA region. During the three months ended June 30, 2024, (i) 51% of our total revenue was generated from the Americas region, of which 44% was generated from the United States and 7% was generated from the Americas-other, (ii) 32% from the APJ region and (iii) 17% from the EMEA region. During the six months ended June 30, 2025, (i) 55% of our total revenue was generated from the Americas region, of which 50% was generated from the United States and 5% was generated from the Americas-other, (ii) 27% from the APJ region and (iii) 18% from the EMEA region. During the six months ended June 30, 2024, (i) 48% of our total revenue was generated from the Americas region, of which 41% was generated from the United States and 7% was generated from the Americas-other, (ii) 37% from the APJ region and (iii) 15% from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the three months ended June 30, 2025 and 2024, our enterprise customers accounted for 40% and 44% of our total revenue, respectively, and our service provider customers accounted for 60% and 56% of our total revenue, respectively. During both the six months ended June 30, 2025 and 2024, our enterprise customers accounted for 41% of our total revenue and our service provider customers accounted for 59% of our total revenue.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 46% and 35% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and accounted for 42% and 37% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2025, we had $252.9 million of cash and cash equivalents and $114.5 million of marketable securities. Cash provided by operating activities was $39.4 million during the six months ended June 30, 2025, compared to $44.7 million in the same period of 2024.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$39,173	56.5%	$29,533	49.1%	$9,640	32.6%
Services	30,210	43.5	30,563	50.9	(353)	(1.2)
Total net revenue	69,383	100.0	60,096	100.0	9,287	15.5
Cost of net revenue:
Products	8,197	11.8	6,813	11.3	1,384	20.3
Services	6,475	9.3	5,225	8.7	1,250	23.9
Total cost of net revenue	14,672	21.1	12,038	20.0	2,634	21.9
Gross profit	54,711	78.9	48,058	80.0	6,653	13.8
Operating expenses:
Sales and marketing	20,964	30.2	19,453	32.4	1,511	7.8
Research and development	16,256	23.4	14,737	24.5	1,519	10.3
General and administrative	7,180	10.3	5,952	9.9	1,228	20.6
Total operating expenses	44,400	64.0	40,142	66.8	4,258	10.6
Income from operations	10,311	14.9	7,916	13.2	2,395	30.3
Non-operating income (expense):
Interest income	2,994	4.3	1,761	2.9	1,233	70.0
Interest and other income (expense), net	(1,376)	(2.0)	1,306	2.2	(2,682)	(205.4)
Non-operating income, net	1,618	2.3	3,067	5.1	(1,449)	(47.2)
Income before provision for income taxes	11,929	17.2	10,983	18.3	946	8.6
Provision for income taxes	1,391	2.0	1,507	2.5	(116)	(7.7)
Net income	$10,538	15.2%	$9,476	15.8%	$1,062	11.2%

	Six Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$75,152	55.5%	$59,602	49.4%	$15,550	26.1%
Services	60,368	44.5	61,169	50.6	(801)	(1.3)
Total revenue	135,520	100.0	120,771	100.0	14,749	12.2
Cost of revenue:
Products	15,460	11.4	13,612	11.3	1,848	13.6
Services	12,654	9.3	9,870	8.2	2,784	28.2
Total cost of revenue	28,114	20.7	23,482	19.4	4,632	19.7
Gross profit	107,406	79.3	97,289	80.6	10,117	10.4
Operating expenses:
Sales and marketing	40,509	29.9	40,667	33.7	(158)	(0.4)
Research and development	32,156	23.7	28,800	23.8	3,356	11.7
General and administrative	15,652	11.5	12,693	10.5	2,959	23.3
Total operating expenses	88,317	65.2	82,160	68.0	6,157	7.5
Income from operations	19,089	14.1	15,129	12.5	3,960	26.2
Non-operating income (expense):
Interest income	4,784	3.5	3,442	2.9	1,342	39.0
Interest and other income (expense), net	(1,466)	(1.1)	3,632	3.0	(5,098)	(140.4)
Total non-operating income, net	3,318	2.4	7,074	5.9	(3,756)	(53.1)
Income before provision for income taxes	22,407	16.5	22,203	18.4	204	0.9
Provision for income taxes	2,326	1.7	3,001	2.5	(675)	(22.5)
Net income	$20,081	14.8%	$19,202	15.9%	$879	4.6%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$39,173	56%	$29,533	49%	$9,640	33%
Services	30,210	44	30,563	51	(353)	(1)
Total net revenue	$69,383	100%	$60,096	100%	$9,287	15%
Net revenue by geographic region:
Americas	$41,192	59%	$30,869	51%	$10,323	33%
United States	38,318	55%	26,709	44%	11,609	43%
Americas-other	2,874	4%	4,160	7%	(1,286)	(31)%
APJ	17,939	26%	19,287	32%	(1,348)	(7)%
EMEA	10,252	15%	9,940	17%	312	3%
Total net revenue	$69,383	100%	$60,096	100%	$9,287	15%

	Six Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$75,152	55%	$59,602	49%	$15,550	26%
Services	60,368	45	61,169	51	(801)	(1)
Total net revenue	$135,520	100%	$120,771	100%	$14,749	12%
Net revenue by geographic region:
Americas	$74,688	55%	$58,311	48%	$16,377	28%
United States	68,435	50%	49,853	41%	18,582	37%
Americas-other	6,253	5%	8,458	7%	(2,205)	(26)%
APJ	36,558	27%	44,330	37%	(7,772)	(18)%
EMEA	24,274	18%	18,130	15%	6,144	34%
Total revenue	$135,520	100%	$120,771	100%	$14,749	12%

Three Months Ended June 30, 2025 and 2024

Total net revenue increased $9.3 million, or 15%, during the three months ended June 30, 2025, compared to the same period of 2024. Changes in revenue were due primarily to (i) an increase of $10.3 million in the Americas region, comprised of an increase of $11.6 million in the United States and a decrease of $1.3 million in Americas-other, (ii) an increase of $0.3 million in the EMEA region, and (iii) a decrease of $1.3 million in the APJ region. The overall increase in revenue was attributable to a $8.2 million increase in revenue from service provider customers and a $1.1 million increase in revenue from enterprise customers during the three months ended June 30, 2025 compared to the same period of 2024. Products revenue increased $9.6 million, of which the Americas region increased $10.7 million and the APJ region increased $0.4 million, partially offset by a decrease of $0.4 million in the EMEA region for the three months ended June 30, 2025, compared to the same period of 2024. Services revenue decreased $0.4 million, of which the APJ region decreased $1.8 million, partially offset by increases of $0.7 million in the Americas region and $0.7 million in the EMEA region for the three months ended June 30, 2025, compared to the same period of 2024.

Products revenue increased $9.6 million, or 33%, during the three months ended June 30, 2025 compared to the same period of 2024, as a result of an increase in demand from both our enterprise and service provider customers in the Americas and APJ regions.

Services revenue decreased $0.4 million, or 1%, during the three months ended June 30, 2025, compared to the same period of 2024, as a result of a decrease in demand from our service provider customers in the APJ region.

During the three months ended June 30, 2025, $41.2 million, or 59% of total revenue, was generated from the Americas region, which represents a 33% increase in revenue compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from our service provider customers in the Americas region.

During the three months ended June 30, 2025, $17.9 million, or 26% of total revenue, was generated from the APJ region, which represents a 7% decrease compared to the same period of 2024. The decrease was primarily due to lower services revenue due to a decrease in demand from our service provider customers in the APJ region.

During the three months ended June 30, 2025, $10.3 million, or 15% of total revenue, was generated from the EMEA region, which represents an 3% increase compared to the same period of 2024. The increase was primarily due to higher services revenue due to an increase in demand from our enterprise customers in the EMEA region.

Six Months Ended June 30, 2025 and 2024

Total net revenue increased $14.7 million, or 12%, during the six months ended June 30, 2025, compared to the same period of 2024. Changes in revenue were due primarily to (i) an increase of $16.4 million in the Americas region, comprised of an increase of $18.6 million in the United States and a decrease of $2.2 million in Americas-other, (ii) an increase of $6.1 million in the EMEA region, and (iii) a decrease of $7.8 million in the APJ region. The overall increase in revenue was attributable to a $9.6 million increase in revenue from service provider customers and a $5.2 million increase in revenue from enterprise customers during the six months ended June 30, 2025 compared to the same period of 2024. Products revenue increased $15.6 million, of which the Americas region increased $14.4 million and the EMEA region increased $5.4 million, partially offset by a decrease of $4.2 million in the APJ region for the six months ended June 30, 2025, compared to the same period of 2024. Services revenue decreased $0.8 million, of which the APJ region decreased $3.5 million, partially offset by increases of $2.0 million in the Americas region and $0.8 million in the EMEA region for the six months ended June 30, 2025, compared to the same period of 2024.

Products revenue increased $15.6 million, or 26%, during the six months ended June 30, 2025 compared to the same period of 2024, as a result of an increase in demand from both our service provider and enterprise customers in the Americas and EMEA regions.

Services revenue decreased $0.8 million, or 1%, during the six months ended June 30, 2025, compared to the same period of 2024, as a result of a decrease in demand from our service provider customers in the APJ region.

During the six months ended June 30, 2025, $74.7 million, or 55% of total revenue, was generated from the Americas region, which represents a 28% increase in revenue compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from both our service provider and enterprise customers in the Americas region.

During the six months ended June 30, 2025, $36.6 million, or 27% of total revenue, was generated from the APJ region, which represents a 18% decrease compared to the same period of 2024. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our enterprise and service provider customers in the APJ region.

During the six months ended June 30, 2025, $24.3 million, or 18% of total revenue, was generated from the EMEA region, which represents an 34% increase compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from both our service provider and enterprise customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of net revenue:
Products	$8,197	$6,813	$1,384	20.3%
Services	6,475	5,225	1,250	23.9
Total cost of net revenue	$14,672	$12,038	$2,634	21.9%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of net revenue:
Products	$15,460	$13,612	$1,848	13.6%
Services	12,654	9,870	2,784	28.2
Total cost of net revenue	$28,114	$23,482	$4,632	19.7%

Products cost of revenue increased 20.3% and 13.6% during the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due product and regional mix.

Services cost of revenue increased 23.9% and 28.2% during the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$30,976	79.1%	$22,720	76.9%	$8,256	2.2%
Services	23,735	78.6	25,338	82.9	(1,603)	(4.3)
Total gross profit	$54,711	78.9%	$48,058	80.0%	$6,653	(1.1)%

	Six Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$59,692	79.4%	$45,990	77.2%	$13,702	2.2%
Services	47,714	79.0	51,299	83.9	(3,585)	(4.9)
Total gross profit	$107,406	79.3%	$97,289	80.6%	$10,117	(1.3)%

Products gross margin increased 2.2% and 2.2% during the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due to product and regional mix.

Services gross margin decreased 4.3% and 4.9% during the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$20,964	$19,453	$1,511	7.8%
Research and development	16,256	14,737	1,519	10.3
General and administrative	7,180	5,952	1,228	20.6
Total operating expenses	$44,400	$40,142	$4,258	10.6%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$40,509	$40,667	$(158)	(0.4)%
Research and development	32,156	28,800	3,356	11.7
General and administrative	15,652	12,693	2,959	23.3
Total operating expenses	$88,317	$82,160	$6,157	7.5%

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

Sales and marketing operating expenses increased $1.5 million, or 7.8%, in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increases in marketing expenses and personnel costs. Sales and marketing operating expenses decreased $0.2 million, or 0.4%, in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in personnel costs.

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

Research and development operating expenses increased $1.5 million, or 10.3%, in the three months ended June 30, 2025, compared to the same period in 2024, and increased $3.4 million, or 11.7%, in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in personnel costs.

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

General and administrative operating expenses increased $1.2 million, or 20.6%, in the three months ended June 30, 2025, compared to the same period in 2024, and increased $3.0 million, or 23.3%, in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in professional services expense and personnel costs.

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

Interest Income

Interest income was $3.0 million and $1.8 million in the three months ended June 30, 2025 and 2024, respectively, and was $4.8 million and $3.4 million in the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $1.9 million and $2.2 million in the three and six months ended June 30, 2025, respectively, and was related to our outstanding 2030 Notes that were issued in March 2025. The Company recorded no interest expense in the three and six months ended June 30, 2024.

Other Income (Expense)

The Company recorded $0.5 million and $0.7 million of net gains in other income (expense) in the three and six months ended June 30, 2025, respectively, primarily from foreign currency exchange gains from fluctuations in the Japanese Yen versus the U.S. Dollar. The Company recorded $1.3 million and $3.6 million of net gains in other income (expense) in the three and six months ended June 30, 2024, respectively, primarily from foreign currency exchange gains from fluctuations in the Japanese Yen versus the U.S. Dollar and, to a lesser extent, net gains resulting from fair value adjustments on investments in publicly held equity securities. The Company had no investments in publicly held equity securities in the three and six months ended June 30, 2025.

Provision for Income Taxes

We recorded a provision for income taxes of $1.4 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $3.0 million in the six months ended June 30, 2025 and 2024, respectively. The Company’s income tax provisions for the three and six months ended June 30, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $252.9 million, including $3.7 million held outside the United States in our foreign subsidiaries, and $114.5 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2025, we had working capital of $348.9 million, accumulated deficit of $20.3 million and total stockholders’ equity of $204.0 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

The Board has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company repurchased 2.1 million shares for a total cost of $28.9 million under the 2023 and 2024 Programs. Through June 30, 2025, the Company had repurchased 2.5 million shares for a total cost of $47.5 million under the 2024 and 2025 Programs.

In October 2021, the Board approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.3 million and $8.8 million in the three and six months ended June 30, 2025 as a return of capital. The next dividend, in the amount of $0.06 per share, will be paid on September 2, 2025 to stockholders of record on August 15, 2025 as a return of capital. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$39,384	$44,650
Investing activities	(41,241)	(42,472)
Financing activities	159,652	(21,965)
Net increase (decrease) in cash and cash equivalents	$157,795	$(19,787)

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

During the six months ended June 30, 2025, cash provided by operating activities was $39.4 million, consisting of net income of $20.1 million, non-cash charges of $18.2 million and an increase in cash resulting from the net change in operating assets and liabilities of $1.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $7.1 million and stock-based compensation expense of $10.4 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $24.0 million and inventory of $1.6 million, partially offset by cash outflows from accounts payable of $6.4 million, deferred revenue of $6.3 million, accrued liabilities of $5.9 million and prepaid expenses and other assets of $5.9 million.

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

During the six months ended June 30, 2024, cash provided by operating activities was $44.7 million, consisting of net income of $19.2 million, non-cash charges of $13.2 million and an increase in cash resulting from the net change in operating assets and liabilities of $12.2 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $5.5 million and stock-based compensation expense of $8.1 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $16.7 million and accrued liabilities of $3.6 million, partially offset by cash outflows from inventory of $3.3 million, accounts payable of $2.9 million, deferred revenue of $1.4 million and prepaid expenses and other assets of $0.5 million.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash used in investing activities was $41.2 million, consisting of purchases of marketable securities of $68.1 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $8.7 million, partially offset by maturities of marketable securities of $54.7 million. See Note 5 for additional information.

During the six months ended June 30, 2024, cash used in investing activities was $42.5 million, consisting of purchases of marketable securities of $106.3 million and capital expenditures of $6.4 million, partially offset by maturities of marketable securities of $47.7 million and sales of marketable securities of $22.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was $159.7 million, consisting of proceeds from the sale on the Company’s 2030 Notes of $217.7 million, proceeds from common stock issued under the Company’s equity plans of $1.7 million, partially offset by repurchases of common stock of $51.0 million and cash dividend payments of $8.8 million.

During the six months ended June 30, 2024, cash used in financing activities was $22.0 million and primarily consisting of $14.9 million used for repurchases of common stock and $8.9 million used for cash dividend payments, partially offset by $1.9 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $11.7 million as of June 30, 2025. Our operating lease arrangements expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company’s other critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. There have been no material changes to the Company’s other critical accounting policies and estimates during the six months ended June 30, 2025.

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

We recorded $0.5 million and $0.9 million of net foreign exchange gains during the three months ended June 30, 2025 and 2024, respectively, and recorded $0.7 million and $2.8 million of net foreign exchange gains during the six months ended June 30, 2025 and 2024, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of June 30, 2025, our investment portfolio included marketable securities with an aggregate amortized cost basis of $114.2 million and a fair value of $114.5 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2025 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2025	50 BPS	100 BPS	150 BPS
Marketable securities	$115,565	$115,197	$114,828	$114,459	$114,090	$113,720	$113,350

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has imposed a range of tariff actions on U.S. trading partners. In April 2025, acting under the International Economic Emergency Powers Act (“IEEPA”), the Trump administration temporarily increased IEEPA tariffs on Chinese imports to 145% (reduced back to 30% in May 2025) and set a baseline 10% tariff applicable to almost every country, with exemptions for certain products. Ongoing trade investigations, including investigations under Section 232 of the Trade Expansion Act and Section 301 of the Trade Adjustment Act, could also lead to greater restrictions on international trade and further increases in tariffs on goods imported into the U.S. These include investigations by the U.S. Trade Representative (“USTR”) into Chinese legacy semiconductors and the U.S. Department of Commerce (“Commerce”) into semiconductors and derivative articles, among other actions. Commerce has since imposed 50% duties under Section 232 on copper and copper derivative products and continues to investigate the national security impact of imports of myriad other products, with decisions likely to be made later this year. Further, the United States continues to negotiate and enter into trade agreement frameworks with various countries. China has also imposed, or threaten to impose, various export restrictions on its products, including certain critical minerals. Although A10's supply chain does not depend exclusively upon imports from China, an increase in tariffs generally will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials and/or compel us to increase our prices to customers. Furthermore, while we are not presently aware of duties applicable to digital services, if trade restrictions or barriers are placed on our products by foreign governments, the prices for such products may increase, which may result in the loss of customers and harm to our business, financial condition and results of operations. There can be no assurance that we will not experience a disruption in business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time consuming and costly.

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or never be placed. Current or future tariffs may also negatively impact our customers’ revenue, thereby causing an indirect negative impact on our sales. Any reduction in customers’ revenue, and/or any apprehension among distributors and customers of a possible reduction in such revenue, could cause an indirect negative impact on our own sales. As noted, the current U.S. administration has taken a variety of tariff actions against other countries, and other countries such as China have at times responded with retaliatory tariffs and non-tariff measures as trade negotiations continue. The duration and magnitude of these tariffs and other trade disruptions remains uncertain and could lead to economic decline in affected countries, which could negatively impact purchases of our products. Moreover, an increase in the cost of our products due to tariffs or other trade actions could cause us to be impacted to a greater degree than our competitors who are based in countries that are not subject to tariffs, placing us at a disadvantage. Simply put, future U.S. tariffs on imports and retaliatory tariffs could increase the cost of, and reduce demand for, our products, which may materially adversely affect our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2025, the Company announced that the Board authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. Under the 2025 Program, we can repurchase shares of our common stock in the open market, in privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the 2025 Program to repurchase any specific number or dollar amount of shares of common stock, and were able to modify, suspend or discontinue the 2025 Program at any time. Our management and the Board determined the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company funded repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended June 30, 2025 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2025	—	$—	—	$—

May 1 - 31, 2025	229	$17.22	229	$71,058

June 1 - 30, 2025	—	$—	—	$—

Total	229			$71,058

(1) The $71,058 thousand in the table above represents the amount available to repurchase shares under the 2025 Program as of June 30, 2025.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
10.1+*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2023 Stock Incentive Plan
10.2+	2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*
Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I – Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*    Filed herewith.
+    Indicates a management contract or compensatory plan.

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
Date: August 5, 2025

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2025

By: /s/ Brian Becker
Brian Becker
Chief Financial Officer (Principal Accounting and Financial Officer)