Form 10-Q
period 2025-09-30
A10 Networks, Inc.
filed 2025-11-04
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 71,726,487.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$86,555	$95,129
Marketable securities	284,304	100,429
Accounts receivable, net of allowances of $323 and $465, respectively	61,578	76,687
Inventory	18,963	22,005
Prepaid expenses and other current assets	17,279	13,038
Total current assets	468,679	307,288
Property and equipment, net	47,029	39,142
Goodwill	15,134	1,307
Intangible assets, net	6,638	—
Deferred tax assets, net	62,535	62,364
Other non-current assets	20,118	22,714
Total assets	$620,133	$432,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,219	$12,542
Accrued liabilities	35,493	32,696
Deferred revenue	82,017	78,335
Total current liabilities	128,729	123,573
Deferred revenue, non-current	61,470	69,924
Long-term debt	218,450	—
Other non-current liabilities	5,271	7,489
Total liabilities	413,920	200,986
Commitments and contingencies (Note 2 and Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 91,776 and 90,520 shares issued and 71,684 and 73,693 shares outstanding, respectively	1	1
Treasury stock, at cost: 20,092 and 16,827 shares, respectively	(243,000)	(180,992)
Additional paid-in-capital	525,303	508,387
Dividends paid	(68,492)	(55,417)
Accumulated other comprehensive income (loss)	473	194
Accumulated deficit	(8,072)	(40,344)
Total stockholders' equity	206,213	231,829
Total liabilities and stockholders' equity	$620,133	$432,815
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue:
Products	$43,109	$36,862	$118,261	$96,464
Services	31,573	29,859	91,941	91,028
Total net revenue	74,682	66,721	210,202	187,492
Cost of net revenue:
Products	8,101	7,531	23,561	21,143
Services	6,729	5,508	19,383	15,378
Total cost of net revenue	14,830	13,039	42,944	36,521
Gross profit	59,852	53,682	167,258	150,971
Operating expenses:
Sales and marketing	21,531	21,011	62,040	61,678
Research and development	18,377	15,734	50,533	44,533
General and administrative	6,950	6,494	22,602	19,188
Total operating expenses	46,858	43,239	135,175	125,399
Income from operations	12,994	10,443	32,083	25,572
Non-operating income (expense):
Interest income	3,386	1,634	8,170	5,077
Interest and other income (expense), net	(2,387)	2,312	(3,853)	5,943
Total non-operating income, net	999	3,946	4,317	11,020
Income before income taxes	13,993	14,389	36,400	36,592
Provision for income taxes	1,802	1,752	4,128	4,753
Net income	$12,191	$12,637	$32,272	$31,839
Net income per share:
Basic	$0.17	$0.17	$0.45	$0.43
Diluted	$0.17	$0.17	$0.44	$0.42
Weighted-average shares used in computing net income per share:
Basic	71,891	73,823	72,478	74,200
Diluted	73,046	74,780	73,805	75,236

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,191	$12,637	$32,272	$31,839
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	308	450	283	449
Unrealized gain (loss) on cash flow hedge	302	(701)	(4)	(164)
Comprehensive income	$12,801	$12,386	$32,551	$32,124

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended September 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	73,860	$1	$(165,785)	$497,520	$(46,562)	$465	$(71,282)	$214,357
Common stock issued under employee equity incentive plans	670	—	—	66	—	—	—	66
Repurchase of common stock	(747)	—	(9,445)	—	—	—	—	(9,445)
Stock-based compensation expense	—	—	—	4,332	—	—	—	4,332
Payments for dividends	—	—	—	—	(4,426)	—	—	(4,426)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	450	—	450
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(701)	—	(701)
Net Income	—	—	—	—	—	—	12,637	12,637
Balance at September 30, 2024	73,783	$1	$(175,230)	$501,918	$(50,988)	$214	$(58,645)	$217,270

Three Months Ended September 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988
Common stock issued under employee equity incentive plans	326	—	—	—	—	—	—	—
Repurchase of common stock	(634)	—	(11,035)	—	—	—	—	(11,035)
Stock-based compensation expense	—	—	—	4,779	—	—	—	4,779
Payments for dividends	—	—	—	—	(4,320)	—	—	(4,320)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	308	—	308
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	302	—	302
Net Income	—	—	—	—	—	—	12,191	12,191
Balance at September 30, 2025	71,684	$1	$(243,000)	$525,303	$(68,492)	$473	$(8,072)	$206,213

See accompanying notes to the condensed consolidated financial statements.

Nine Months Ended September 30, 2024	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Common stock issued under employee equity incentive plans	1,225	—	—	1,920	—	—	—	1,920
Repurchase of common stock	(1,801)	—	(24,321)	—	—	—	—	(24,321)
Stock-based compensation expense	—	—	—	13,040	—	—	—	13,040
Payments for dividends	—	—	—	—	(13,369)	—	—	(13,369)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	449	—	449
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(164)	—	(164)
Net Income	—	—	—	—	—	—	31,839	31,839
Balance at September 30, 2024	73,783	$1	$(175,230)	$501,918	$(50,988)	$214	$(58,645)	$217,270

Nine Months Ended September 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	1,256	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(3,265)	—	(62,008)	—	—	—	—	(62,008)
Stock-based compensation expense	—	—	—	15,206	—	—	—	15,206
Payments for dividends	—	—	—	—	(13,075)	—	—	(13,075)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	283	—	283
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(4)	—	(4)
Net Income	—	—	—	—	—	—	32,272	32,272
Balance at September 30, 2025	71,684	$1	$(243,000)	$525,303	$(68,492)	$473	$(8,072)	$206,213

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$32,272	$31,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,876	8,248
Stock-based compensation	15,206	12,284
Other non-cash items	2,251	(1,013)
Changes in operating assets and liabilities:
Accounts receivable	14,803	8,378
Inventory	2,728	(1,911)
Prepaid expenses and other assets	(6,912)	753
Accounts payable	(2,100)	(1,820)
Accrued liabilities	351	5,139
Deferred revenue	(7,288)	2,885
Net cash provided by operating activities	62,187	64,782
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	22,536
Proceeds from maturities of marketable securities	96,426	66,446
Purchases of marketable securities	(278,920)	(127,288)
Acquisition	(19,100)	—
Capital expenditures	(13,464)	(9,886)
Net cash used in investing activities	(215,058)	(48,192)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,710	1,919
Proceeds from the issuance of convertible notes	225,000	—
Payment of debt issuance costs	(7,330)	—
Repurchase of common stock	(62,008)	(24,321)
Payments for dividends	(13,075)	(13,369)
Net cash provided by (used in) financing activities	144,297	(35,771)
Net decrease in cash and cash equivalents	(8,574)	(19,181)
Cash and cash equivalents—beginning of period	95,129	97,244
Cash and cash equivalents—end of period	$86,555	$78,063

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$314	$2,015
Capital expenditures included in accounts payable	$229	$2,340
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,694	$4,582

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

We are a global provider of secure application and network solutions that protect, optimize, and scale business-critical systems across on-premises, hybrid cloud, and edge environments. Our network infrastructure and security products are designed to enable large enterprises, service providers, and cloud platforms worldwide to deliver performance, reliability, and protection against cyber threats, while preparing their networks for the demands of AI and next-generation applications.

We sell our solutions globally to service providers and enterprises who are looking to modernize and secure their digital infrastructure. Our service provider customers rely on scalable, efficient, and secure networks to deliver connectivity, cloud and other services that may generate revenue to their customers. Our enterprise customers require secure application delivery, AI-ready infrastructure, and are increasingly concerned about the landscape of cybersecurity threats across their complex networks. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown significantly.

A10’s portfolio brings together secure application delivery, DDoS and API protection, and unified management into a cohesive platform that integrates with existing network architectures and leading public cloud environments. We deliver these capabilities through flexible deployment models, including software, cloud-native, and hardware form factors that are tailored to the scale and requirements of our customers. We generate revenue primarily from the sale of our secure networking and cybersecurity solutions and related support services. These offerings are delivered through a combination of direct and channel-based sales, with most customers purchasing maintenance and support alongside their initial deployment and renewing that support as contracts expire.

We operate worldwide across the Americas, EMEA, and Asia Pacific, supported by a hybrid go-to-market model that combines a direct, high-touch sales organization with a broad ecosystem of distributors, resellers, and system integrators. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

We continue to invest in innovation that strengthens our leadership in secure infrastructure, expands our cybersecurity capabilities, and positions A10 at the intersection of network performance, protection, and AI-driven workloads. Our strategy is grounded in disciplined capital allocation and a commitment to deliver durable revenue growth, expanding recurring revenue, and strong cash flow generation.

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

The Company’s other significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2024 Annual Report. Aside from adding the Company’s significant accounting policy regarding business combinations, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended September 30, 2025 and 2024, sales through a single distribution channel partner represented 38% and 20% of our total revenue, respectively. In the nine months ended September 30, 2025 and 2024, sales through a single distribution channel partner represented 30% and 20% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2025	2024	2025	2024
Customer A	35%	17%	27%	14%

We report revenue in two customer verticals: service providers, which accounted for 64% and 55% of our total revenue during the three months ended September 30, 2025 and 2024, respectively, and enterprises, which accounted for 36% and 45% of our total revenue during three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, service providers accounted for 61% and enterprises accounted for 39% of our total revenue. During the nine months ended September 30, 2024, service providers account for 57% and enterprises accounted for 43% of our total revenue.

A substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 51% and 44% of our total revenue for three months ended September 30, 2025 and 2024, respectively, and accounted for 45% and 37% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, a single distribution channel accounted for 59% of our total gross accounts receivable. As of December 31, 2024, a single distribution channel accounted for 34% of our total gross accounts receivable.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended September 30, 2025 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2025 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Operating leases
Right-of-use assets:
Other non-current assets	$10,131	$11,539
Total right-of-use assets	$10,131	$11,539

Lease liabilities:
Accrued liabilities	$5,525	$4,744
Other non-current liabilities	4,857	7,194
Total operating lease liabilities	$10,382	$11,938

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$1,424
2026	5,735
2027	3,267
2028	231
Total lease payments	10,657
Less: imputed interest	(275)
Present value of lease liabilities	$10,382

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,109	$1,086	$3,246	$3,246
Short-term lease costs	131	150	474	397
Total lease costs	$1,240	$1,236	$3,720	$3,643

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended September 30,
	2025	2024
Weighted-average remaining term (years)	1.89	2.68
Weighted-average discount rate	3.5%	3.19%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,070	$4,097

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$169,209	$341	$(6)	$169,544	$52,311	$102	$(12)	$52,401
U.S. Treasury and agency securities	86,420	216	(18)	86,618	47,865	163	—	48,028
Debt securities	$283,681	$647	$(24)	$284,304	$100,176	$265	$(12)	$100,429

During the three and nine months ended September 30, 2025 and 2024, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of September 30, 2025 (excluding publicly held equity securities, in thousands):

As of September 30, 2025	Amortized Cost	Fair Value
Less than 1 year	$126,069	$126,302
Mature in 1 - 3 years	157,612	158,002
Debt securities	$283,681	$284,304

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,982	$(6)	$—	$—	$12,982	$(6)
U.S. Treasury and agency securities	6,316	(18)	—	—	6,316	(18)
Total	$19,298	$(24)	$—	$—	$19,298	$(24)

Marketable securities in an unrealized loss position as of December 31, 2024 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,516	$(12)	$—	$—	$12,516	$(12)
Total	$12,516	$(12)	$—	$—	$12,516	$(12)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2025 and 2024.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$58,730	$—	$—	$58,730	$89,195	$—	$—	$89,195
Cash equivalents	27,825	—	—	27,825	5,934	—	—	5,934
Corporate securities	—	169,544	—	169,544	—	52,401	—	52,401
U.S. Treasury and agency securities	70,410	16,208	—	86,618	38,025	10,003	—	48,028
Asset-backed securities	—	28,142	—	28,142	—	—	—	—
	$156,965	$213,894	$—	$370,859	$133,154	$62,404	$—	$195,558

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2025 and 2024.

The Company measures the fair value of the 2030 Notes (as defined below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $237.2 million as of September 30, 2025. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $2.7 million and $7.6 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended September 30, 2025 and 2024, the Company recorded an unrealized net losses of $14 thousand and $32 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the nine months ended September 30, 2025 and 2024, the Company recorded unrealized net losses of $36 thousand and $0.3 million, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended September 30, 2025 and 2024, the Company recorded a realized net gain of $71 thousand and a realized net loss of $1.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recorded a realized net loss of $0.4 million and a realized net gain of $3.9 million, respectively, in its condensed consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of September 30, 2025, foreign exchange forward currency contracts designated as hedging instruments had notional amounts of $9.4 million. As of December 31, 2024, there were no outstanding foreign exchange forward contracts designated as hedging instruments.

5. Acquisition

ThreatX Protect Business

In February 2025, we completed an acquisition of the ThreatX Protect business of ThreatX, Inc. for $19.1 million in cash. This acquisition has been accounted for as a business combination. The preliminary purchase price allocation is as follows: $7.6 million to identified intangible assets, $2.5 million to deferred revenue assumed and $0.2 million to net assets acquired, with the excess $13.8 million of the preliminary purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700	5
Customer relationships	1,500	5
Trademark / trade name	400	4
Total	$7,600

Intangible assets subject to amortization as of September 30, 2025 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(712)	$4,988	4.4
Customer relationships	1,500	(187)	1,313	4.4
Trademark / trade name	400	(62)	337	3.4
	$7,600	$(961)	$6,638

Amortization expense from acquired intangible assets was $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

The expected future amortization expense for acquired intangible assets as of September 30, 2025 is as follows (in thousands):

Remainder of 2025	$380
2026	1,519
2027	1,519
2028	1,519
2029	1,437
2030	264
Total amortization expense	$6,638

Goodwill

The Company recorded goodwill in the amount of $13.8 million. There were no events or changes in circumstances that triggered an impairment review during the three and nine months ended September 30, 2025.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of September 30, 2025	As of December 31, 2024

Allowance for credit losses, beginning balance	$465	$405
Increase (decrease) in allowance	(284)	1,067
Recoveries (write-offs)	142	(1,007)
Allowance for credit losses, ending balance	$323	$465

Inventory

Inventory consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024

Raw materials	$10,774	$12,883
Finished goods	8,189	9,122
Total inventory	$18,963	$22,005

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024

Prepaid expenses	$6,395	$4,245
Deferred contract acquisition costs	6,943	6,201
Other	3,941	2,592
Total prepaid expenses and other current assets	$17,279	$13,038

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of September 30, 2025	As of December 31, 2024
	(in years)
Equipment	1 - 5	$43,473	$36,615
Software	1 - 3	6,349	5,705
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,439	3,439
Construction in process		27,893	22,651
Property and equipment, gross		81,685	68,941
Less: accumulated depreciation		(34,656)	(29,799)
Property and equipment, net		$47,029	$39,142

Construction in process primarily consists of deferred software development costs related to several software-as-a-service projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $2.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and was $7.1 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Internally Developed Software to be Marketed and Sold

During the three and nine months ended September 30, 2025 and 2024, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended September 30, 2025 and 2024, amortization cost totaled $0.1 million in each period, respectfully, and during the nine months ended September 30, 2025 and 2024, amortization cost totaled $0.3 million in each period, respectively. As of September 30, 2025, the unamortized capitalized internally developed software balance was $1.3 million and is included in other non-current assets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024

Accrued compensation and benefits	$18,457	$19,058
Accrued tax liabilities	1,799	2,687
Lease liability	5,525	4,744
Accrued interest payable	3,340	—
Other	6,372	6,207
Total accrued liabilities	$35,493	$32,696

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024

Deferred revenue:
Products	$4,192	$4,405
Services	139,295	143,854
Total deferred revenue	143,487	148,259
Less: current portion	(82,017)	(78,335)
Non-current portion	$61,470	$69,924

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

The holders may convert their 2030 Notes at their option only in the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2030 Notes Indenture; (4) if the Company calls such 2030 Notes for redemption; and (5) at any time from, and including, December 1, 2029 until the close of business on the 2nd scheduled trading day immediately before the maturity date.

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

The 2030 Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2030 Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under 2030 Notes. The 2030 Notes were not eligible for conversion as of September 30, 2025. No sinking fund is provided for the 2030 Notes.

The 2030 Notes are general unsecured obligations of the Company and rank senior in right of payment to all of Company’s existing and future indebtedness that is expressly subordinated in the right of payment to the 2030 Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of September 30, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.

The Company accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $6.5 million, was $218.5 million as of September 30, 2025. Interest expense related to the amortization of debt issuance costs was $1.9 million and $4.1 million for the three and nine months ended September 30, 2025. The effective interest rate on the 2030 Notes is 3.43%.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2025.

Rent expense was $1.2 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and was $3.7 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $11.2 million as of September 30, 2025.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors (the “Board”). As of September 30, 2025, we had 2,375,793 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of September 30, 2025, the Company had 2,914,643 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation by type of award:
Stock awards	$4,491	$3,918	$14,455	$11,428
Employee stock purchase rights	288	262	751	856
	$4,779	$4,180	$15,206	$12,284

Stock-based compensation by category of expense:
Cost of net revenue	$82	$484	$1,186	$1,501
Sales and marketing	1,552	1,039	3,385	3,175
Research and development	1,570	1,054	4,137	2,940
General and administrative	1,575	1,603	6,498	4,668
	$4,779	$4,180	$15,206	$12,284

As of September 30, 2025, the Company had $40.8 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.4 years.

Stock Options

There were no options outstanding during the three and nine months ended September 30, 2025.

The intrinsic value of options exercised was $0.1 million and $0.5 million during the three and nine months ended September 30, 2024, respectively.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2025, there were 2,614,468 RSUs and 666,800 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2024	3,243	$13.65
Granted	1,374	18.69
Released	(1,140)	13.49
Canceled	(196)	14.77
Nonvested as of September 30, 2025	3,281	$15.75	1.65	$59,555

The aggregate fair value of stock awards released was $4.7 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and was $15.4 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On May 1, 2025, the Company announced that the Board authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. During the three months ended September 30, 2025, we repurchased 633,985 shares for a total of $11.0 million or $17.41 per share under the 2025 Program. As of September 30, 2025, the Company had $60.1 million available to repurchase shares under the 2025 Program.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net income per share
Numerator:
Net income	$12,191	$12,637	$32,272	$31,839
Denominator:
Weighted-average shares outstanding - basic	71,891	73,823	72,478	74,200
Effect of dilutive potential common shares from stock options, stock awards and employee stock purchase plan	1,155	957	1,327	1,036
Weighted-average shares outstanding - diluted	73,046	74,780	73,805	75,236
Net income per share:
Basic	$0.17	$0.17	$0.45	$0.43
Diluted	$0.17	$0.17	$0.44	$0.42

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options, stock awards and employee stock purchase rights	580	171	405	86
2030 Notes	9,591	—	9,591	—
Total	10,171	171	9,996	86

11. Income Taxes

We recorded a provision for income taxes of $1.8 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively The Company’s income tax provision for the three and nine months ended September 30, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

We had $8.5 million of unrecognized tax benefits as of September 30, 2025. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA introduces significant provisions, including the permanent extension of certain expiring provisions under the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with some provisions effective in 2025 and others implemented through 2027. The Company has considered the impact of OBBBA on the Company's annual effective tax rate, mainly the reduction in the R&D credit from the Section 280(c) election. The tax effects of the enacted legislation are reflected in the period of enactment ended September 30, 2025 and there was no material impact on our effective tax rate as of August 30, 2025. The Company will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$48,817	$34,253	$123,505	$92,564
United States	45,459	30,323	113,894	80,176
Americas-other	3,358	3,930	9,611	12,388
APJ	16,694	22,989	53,252	67,319
EMEA	9,171	9,479	33,445	27,609
Total net revenue	$74,682	$66,721	$210,202	$187,492

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of September 30, 2025	As of December 31, 2024
Americas	$52,800	$48,468
Japan	1,943	363
Other	2,416	1,850
Total	$57,159	$50,681

13. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service providers	$47,795	$36,726	$128,399	$107,764
Enterprises	26,887	29,995	81,803	79,728
Total	$74,682	$66,721	$210,202	$187,492
Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accounts receivable, net	$61,578	$76,687
Deferred revenue, current	82,017	78,335
Deferred revenue, non-current	61,470	69,924

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2025 and December 31, 2024.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $26.3 million and $28.2 million during the three months ended September 30, 2025 and 2024, respectively, and we recognized revenue of $63.6 million and $67.2 million during the nine months ended September 30, 2025 and 2024, respectively, related to deferred revenues at the beginning of the respective periods.

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

As of September 30, 2025, the current and non-current portions of deferred contract acquisition costs were $6.9 million and $4.6 million, respectively. As of December 31, 2024, the current and non-current portions of deferred contract acquisition costs were $6.2 million and $4.4 million, respectively. Related amortization expense was $1.7 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and was $4.3 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of September 30, 2025

Within 1 year	$82,017
Next 2 to 3 years	48,826
Thereafter	12,644
Total	$143,487

14. Subsequent Event

On November 4, 2025, the Company announced that the Board approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on December 1, 2025 to stockholders of record on November 17, 2025. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

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

Overview

We are a global provider of secure application and network solutions that protect, optimize, and scale business-critical systems across on-premises, hybrid cloud, and edge environments. Our network infrastructure and security products are designed to enable large enterprises, service providers, and cloud platforms worldwide to deliver performance, reliability, and protection against cyber threats, while preparing their networks for the demands of AI and next-generation applications.

We sell our solutions globally to service providers and enterprises who are looking to modernize and secure their digital infrastructure. Our service provider customers rely on scalable, efficient, and secure networks to deliver connectivity, cloud and other services that may generate revenue to their customers. Our enterprise customers require secure application delivery, AI-ready infrastructure, and are increasingly concerned about the landscape of cybersecurity threats across their complex networks. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown significantly.

In February 2025, we acquired the assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with WAAP protection (web application and application programming interfaces). We offer protection under A10 Defend ThreatX Protect. In March 2025, the Company issued the 2030 Notes and received net proceeds from the offering of approximately $217.7 million.

A10’s portfolio brings together secure application delivery, DDoS and API protection, and unified management into a cohesive platform that integrates with existing network architectures and leading public cloud environments. We deliver these capabilities through flexible deployment models, including software, cloud-native, and hardware form factors that are tailored to the scale and requirements of our customers. We generate revenue primarily from the sale of our secure networking and cybersecurity solutions and related support services. These offerings are delivered through a combination of direct and channel-based sales, with most customers purchasing maintenance and support alongside their initial deployment and renewing that support as contracts expire.

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

We operate worldwide across the Americas, EMEA, and Asia Pacific, supported by a hybrid go-to-market model that combines a direct, high-touch sales organization with a broad ecosystem of distributors, resellers, and system integrators. We believe this sales approach allows us to obtain the benefits of channel distribution, such as expanding our market coverage, while still maintaining face-to-face relationships with our end-customers. We outsource the manufacturing of our hardware products to original design manufacturers. We perform quality assurance and testing at our San Jose, Taiwan and Japan distribution centers, as well as at our manufacturers’ locations.

During the three months ended September 30, 2025, (i) 65% of our total revenue was generated from the Americas region, of which 61% was generated from the United States and 4% was generated from the Americas-other, (ii) 22% of our total revenue was generated from the APJ region and (iii) 12% of our total revenue was generated from the EMEA region. During the three months ended September 30, 2024, (i) 51% of our total revenue was generated from the Americas region, of which 45% was generated from the United States and 6% was generated from the Americas-other, (ii) 34% of our total revenue was generated from the APJ region and (iii) 14% of our total revenue was generated from the EMEA region. During the nine months ended September 30, 2025, (i) 59% of our total revenue was generated from the Americas region, of which 54% was generated from the United States and 5% was generated from the Americas-other, (ii) 25% of our total revenue was generated from the APJ region and (iii) 16% of our total revenue was generated from the EMEA region. During the nine months ended September 30, 2024, (i) 49% of our total revenue was generated from the Americas region, of which 43% was generated from the United States and 7% was generated from the Americas-other, (ii) 36% of our total revenue was generated from the APJ region and (iii) 15% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the three months ended September 30, 2025 and 2024, our enterprise customers accounted for 36% and 45% of our total revenue, respectively, and our service provider customers accounted for 64% and 55% of our total revenue, respectively. During the nine months ended September 30, 2025 and 2024, our enterprise customers accounted for 39% and 43% of our total revenue, respectively, and our service provider customers accounted for 61% and 57% of our total revenue, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 51% and 44% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and accounted for 45% and 37% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2025, we had $86.6 million of cash and cash equivalents and $284.3 million of marketable securities. Cash provided by operating activities was $62.2 million during the nine months ended September 30, 2025, compared to $64.8 million in the same period of 2024.

We continue to invest in innovation that strengthens our leadership in secure infrastructure, expands our cybersecurity capabilities, and positions A10 at the intersection of network performance, protection, and AI-driven workloads. Our strategy is grounded in disciplined capital allocation and a commitment to deliver durable revenue growth, expanding recurring revenue, and strong cash flow generation.

Enhanced U.S. tariffs, import/export restrictions and countermeasures taken by affected countries are contributing to macroeconomic volatility which in turn is impacting demand and our cost inputs. Spending patterns remain uneven due to the unpredictable impact of trade policies, and we may need to implement tariff-related input cost increases.

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$43,109	57.7%	$36,862	55.2%	$6,247	16.9%
Services	31,573	42.3	29,859	44.8	1,714	5.7
Total net revenue	74,682	100.0	66,721	100.0	7,961	11.9
Cost of net revenue:
Products	8,101	10.8	7,531	11.3	570	7.6
Services	6,729	9.0	5,508	8.3	1,221	22.2
Total cost of net revenue	14,830	19.9	13,039	19.5	1,791	13.7
Gross profit	59,852	80.1	53,682	80.5	6,170	11.5
Operating expenses:
Sales and marketing	21,531	28.8	21,011	31.5	520	2.5
Research and development	18,377	24.6	15,734	23.6	2,643	16.8
General and administrative	6,950	9.3	6,494	9.7	456	7.0
Total operating expenses	46,858	62.7	43,239	64.8	3,619	8.4
Income from operations	12,994	17.4	10,443	15.7	2,551	24.4
Non-operating income (expense):
Interest income	3,386	4.5	1,634	2.4	1,752	107.2
Interest and other income (expense), net	(2,387)	(3.2)	2,312	3.5	(4,699)	(203.2)
Non-operating income, net	999	1.3	3,946	5.9	(2,947)	(74.7)
Income before provision for income taxes	13,993	18.7	14,389	21.6	(396)	(2.8)
Provision for income taxes	1,802	2.4	1,752	2.6	50	2.9
Net income	$12,191	16.3%	$12,637	18.9%	$(446)	(3.5)%

	Nine Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$118,261	56.3%	$96,464	51.4%	$21,797	22.6%
Services	91,941	43.7	91,028	48.6	913	1.0
Total revenue	210,202	100.0	187,492	100.0	22,710	12.1
Cost of revenue:
Products	23,561	11.2	21,143	11.3	2,418	11.4
Services	19,383	9.2	15,378	8.2	4,005	26.0
Total cost of revenue	42,944	20.4	36,521	19.5	6,423	17.6
Gross profit	167,258	79.6	150,971	80.5	16,287	10.8
Operating expenses:
Sales and marketing	62,040	29.5	61,678	32.9	362	0.6
Research and development	50,533	24.0	44,533	23.8	6,000	13.5
General and administrative	22,602	10.8	19,188	10.2	3,414	17.8
Total operating expenses	135,175	64.3	125,399	66.9	9,776	7.8
Income from operations	32,083	15.3	25,572	13.6	6,511	25.5
Non-operating income (expense):
Interest income	8,170	3.9	5,077	2.7	3,093	60.9
Interest and other income (expense), net	(3,853)	(1.8)	5,943	3.2	(9,796)	(164.8)
Total non-operating income, net	4,317	2.1	11,020	5.9	(6,703)	(60.8)
Income before provision for income taxes	36,400	17.3	36,592	19.5	(192)	(0.5)
Provision for income taxes	4,128	2.0	4,753	2.5	(625)	(13.1)
Net income	$32,272	15.4%	$31,839	17.0%	$433	1.4%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$43,109	58%	$36,862	55%	$6,247	17%
Services	31,573	42	29,859	45	1,714	6
Total net revenue	$74,682	100%	$66,721	100%	$7,961	12%
Net revenue by geographic region:
Americas	$48,817	65%	$34,253	51%	$14,564	43%
United States	45,459	61%	30,323	45%	15,136	50%
Americas-other	3,358	4%	3,930	6%	(572)	(15)%
APJ	16,694	22%	22,989	34%	(6,295)	(27)%
EMEA	9,171	12%	9,479	14%	(308)	(3)%
Total net revenue	$74,682	100%	$66,721	100%	$7,961	12%

	Nine Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$118,261	56%	$96,464	51%	$21,797	23%
Services	91,941	44	91,028	49	913	1
Total net revenue	$210,202	100%	$187,492	100%	$22,710	12%
Net revenue by geographic region:
Americas	$123,505	59%	$92,564	49%	$30,941	33%
United States	113,894	54%	80,176	43%	33,718	42%
Americas-other	9,611	5%	12,388	7%	(2,777)	(22)%
APJ	53,252	25%	67,319	36%	(14,067)	(21)%
EMEA	33,445	16%	27,609	15%	5,836	21%
Total revenue	$210,202	100%	$187,492	100%	$22,710	12%

Three Months Ended September 30, 2025 and 2024

Total net revenue increased $8.0 million, or 12%, during the three months ended September 30, 2025, compared to the same period of 2024. Changes in revenue were due primarily to (i) an increase of $14.6 million in the Americas region, comprised of an increase of $15.1 million in the United States and a decrease of $0.6 million in Americas-other, (ii) a decrease of $6.3 million in the APJ region, and (iii) a decrease of $0.3 million in the EMEA region. The overall increase in revenue was attributable to a $11.1 million increase in revenue from service provider customers, partially offset by a $3.1 million decrease in revenue from enterprise customers during the three months ended September 30, 2025 compared to the same period of 2024. Products revenue increased $6.2 million, of which the Americas region increased $11.8 million, partially offset by a decrease of $5.2 million in the APJ region and a decrease of $0.4 million in the EMEA region for the three months ended September 30, 2025, compared to the same period of 2024. Services revenue increased $1.7 million, of which the Americas region increased $2.7 million, partially offset by a decrease of $1.1 million in the APJ region for the three months ended September 30, 2025, compared to the same period of 2024.

Products revenue increased $6.2 million, or 17%, during the three months ended September 30, 2025 compared to the same period of 2024, as a result of an increase in demand from our service provider customers in the Americas region.

Services revenue increased $1.7 million, or 6%, during the three months ended September 30, 2025, compared to the same period of 2024, as a result of an increase in demand from our service provider customers in the Americas and EMEA regions.

During the three months ended September 30, 2025, $48.8 million, or 65% of total revenue, was generated from the Americas region, which represents a 43% increase in revenue compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from our service provider customers in the Americas region.

During the three months ended September 30, 2025, $16.7 million, or 22% of total revenue, was generated from the APJ region, which represents a 27% decrease compared to the same period of 2024. The decrease was primarily due to lower services revenue due to a decrease in demand from both our enterprise and service provider customers in the APJ region.

During the three months ended September 30, 2025, $9.2 million, or 12% of total revenue, was generated from the EMEA region, which represents an 3% decrease compared to the same period of 2024. The decrease was primarily due to lower products revenue due to a decrease in demand from our enterprise customers in the EMEA region.

Nine Months Ended September 30, 2025 and 2024

Total net revenue increased $22.7 million, or 12%, during the nine months ended September 30, 2025, compared to the same period of 2024. Changes in revenue were due primarily to (i) an increase of $30.9 million in the Americas region, comprised of an increase of $33.7 million in the United States and a decrease of $2.8 million in Americas-other, (ii) an increase of $5.8 million in the EMEA region, and (iii) a decrease of $14.1 million in the APJ region. The overall increase in revenue was attributable to a $20.6 million increase in revenue from service provider customers and a $2.1 million increase in revenue from enterprise customers during the nine months ended September 30, 2025 compared to the same period of 2024. Products revenue increased $21.8 million, of which the Americas region increased $26.2 million and the EMEA region increased $5.0 million, partially offset by a decrease of $9.5 million in the APJ region for the nine months ended September 30, 2025, compared to the same period of 2024. Services revenue increased $0.9 million, of which the Americas region increased $4.7 million and the EMEA region increased $0.8 million, partially offset by a decrease of $4.6 million in the APJ region for the nine months ended September 30, 2025, compared to the same period of 2024.

Products revenue increased $21.8 million, or 23%, during the nine months ended September 30, 2025 compared to the same period of 2024, as a result of an increase in demand from our service provider customers in the Americas and EMEA regions.

Services revenue increased $0.9 million, or 1%, during the nine months ended September 30, 2025, compared to the same period of 2024, as a result of an increase in demand from our enterprise customers in the Americas and EMEA regions.

During the nine months ended September 30, 2025, $123.5 million, or 59% of total revenue, was generated from the Americas region, which represents a 33% increase in revenue compared to the same period of 2024. The increase was primarily due to higher products revenue due to an increase in demand from both our service provider and enterprise customers in the Americas region.

During the nine months ended September 30, 2025, $53.3 million, or 25% of total revenue, was generated from the APJ region, which represents a 21% decrease compared to the same period of 2024. The decrease was primarily due to lower products and services revenue due to a decrease in demand from both our enterprise and service provider customers in the APJ region.

During the nine months ended September 30, 2025, $33.4 million, or 16% of total revenue, was generated from the EMEA region, which represents an 21% increase compared to the same period of 2024. The increase was primarily due to higher products and services revenue due to an increase in demand from both our service provider and enterprise customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of net revenue:
Products	$8,101	$7,531	$570	7.6%
Services	6,729	5,508	1,221	22.2
Total cost of net revenue	$14,830	$13,039	$1,791	13.7%

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of net revenue:
Products	$23,561	$21,143	$2,418	11.4%
Services	19,383	15,378	4,005	26.0
Total cost of net revenue	$42,944	$36,521	$6,423	17.6%

Products cost of revenue increased 7.6% and 11.4% during the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily due product and regional mix.

Services cost of revenue increased 22.2% and 26.0% during the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$35,008	81.2%	$29,331	79.6%	$5,677	1.6%
Services	24,844	78.7	24,351	81.6	493	(2.9)
Total gross profit	$59,852	80.1%	$53,682	80.5%	$6,170	(0.4)%

	Nine Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$94,700	80.1%	$75,321	78.1%	$19,379	2.0%
Services	72,558	78.9	75,650	83.1	(3,092)	(4.2)
Total gross profit	$167,258	79.6%	$150,971	80.5%	$16,287	(0.9)%

Products gross margin increased 1.6% and 2.0% during the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily due to product and regional mix.

Services gross margin decreased 2.9% and 4.2% during the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$21,531	$21,011	$520	2.5%
Research and development	18,377	15,734	2,643	16.8
General and administrative	6,950	6,494	456	7.0
Total operating expenses	$46,858	$43,239	$3,619	8.4%

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$62,040	$61,678	$362	0.6%
Research and development	50,533	44,533	6,000	13.5
General and administrative	22,602	19,188	3,414	17.8
Total operating expenses	$135,175	$125,399	$9,776	7.8%

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

Sales and marketing operating expenses increased $0.5 million, or 2.5%, in the three months ended September 30, 2025, compared to the same period in 2024, and increased $0.4 million, or 0.6%, in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in personnel costs.

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

Research and development operating expenses increased $2.6 million, or 16.8%, in the three months ended September 30, 2025, compared to the same period in 2024, and increased $6.0 million, or 13.5%, in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in personnel costs.

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

General and administrative operating expenses increased $0.5 million, or 7.0%, in the three months ended September 30, 2025, compared to the same period in 2024, and increased $3.4 million, or 17.8%, in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in professional services expense and personnel costs.

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

Interest Income

Interest income was $3.4 million and $1.6 million in the three months ended September 30, 2025 and 2024, respectively, and was $8.2 million and $5.1 million in the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense

Interest expense was $1.9 million and $4.1 million in the three and nine months ended September 30, 2025, respectively, and was related to our outstanding 2030 Notes that were issued in March 2025. The Company recorded no interest expense in the three and nine months ended September 30, 2024.

Other Income (Expense)

The Company recorded $0.5 million of net losses and $0.3 million of net gains in other income (expense) in the three and nine months ended September 30, 2025, respectively, primarily from foreign currency exchange gains from fluctuations in the Japanese Yen versus the U.S. Dollar. The Company recorded $2.3 million and $5.9 million of net gains in other income (expense) in the three and nine months ended September 30, 2024, respectively, primarily from foreign currency exchange gains from fluctuations in the Japanese Yen versus the U.S. Dollar and, to a lesser extent, net gains resulting from fair value adjustments on investments in publicly held equity securities. The Company had no investments in publicly held equity securities in the three and nine months ended September 30, 2025.

Provision for Income Taxes

We recorded a provision for income taxes of $1.8 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $4.8 million in the nine months ended September 30, 2025 and 2024, respectively. The Company’s income tax provisions for the three and nine months ended September 30, 2025 and 2024 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $86.6 million, including $4.2 million held outside the United States in our foreign subsidiaries, and $284.3 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2025, we had working capital of $340.0 million, accumulated deficit of $8.1 million and total stockholders’ equity of $206.2 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

The Board has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2024, the Company repurchased 2.1 million shares for a total cost of $28.9 million under the 2023 and 2024 Programs. During the nine months ended September 30, 2025, the Company had repurchased 3.3 million shares for a total cost of $62.0 million under the 2024 and 2025 Programs.

In October 2021, the Board approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.3 million and $13.1 million in the three and nine months ended September 30, 2025. The next dividend, in the amount of $0.06 per share, will be paid on December 1, 2025 to stockholders of record on November 17, 2025. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$62,187	$64,782
Investing activities	(215,058)	(48,192)
Financing activities	144,297	(35,771)
Net decrease in cash and cash equivalents	$(8,574)	$(19,181)

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

During the nine months ended September 30, 2025, cash provided by operating activities was $62.2 million, consisting of net income of $32.3 million, non-cash charges of $28.3 million and an increase in cash resulting from the net change in operating assets and liabilities of $1.6 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $10.9 million and stock-based compensation expense of $15.2 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $14.8 million, inventory of $2.7 million and accrued liabilities of $0.4 million, partially offset by cash outflows from deferred revenue of $7.3 million, prepaid expenses and other assets of $6.9 million and accounts payable of $2.1 million.

The favorable change in accounts receivable was attributable to timing of billing and cash collections. The favorable change in inventory was attributable to the timing of product shipments. The favorable change in accrued liabilities was primarily due to an increase in accrued variable compensation. The unfavorable change in deferred revenue was attributable to the timing of service contract bookings. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid accounting and marketing expenses. The unfavorable change in accounts payable was attributable to the timing of payments to vendors.

During the nine months ended September 30, 2024, cash provided by operating activities was $64.8 million, consisting of net income of $31.8 million, non-cash charges of $19.5 million and an increase in cash resulting from the net change in operating assets and liabilities of $13.4 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $8.2 million and stock-based compensation expense of $12.3 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $8.4 million, accrued liabilities of $5.1 million, deferred revenue of $2.9 million and prepaid expenses and other assets of $0.8 million, partially offset by cash outflows from inventory of $1.9 million and accounts payable of $1.8 million.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $215.1 million, consisting of purchases of marketable securities of $278.9 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $13.5 million, partially offset by maturities of marketable securities of $96.4 million. See Note 5 - Acquisition for additional information on our acquisition of ThreatX Protect.

During the nine months ended September 30, 2024, cash used in investing activities was $48.2 million, consisting of purchases of marketable securities of $127.3 million and capital expenditures of $9.9 million, partially offset by maturities and sales of marketable securities of $89.0 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was $144.3 million, consisting of proceeds from the sale on the Company’s 2030 Notes of $217.7 million, proceeds from common stock issued under the Company’s equity plans of $1.7 million, partially offset by repurchases of common stock of $62.0 million and cash dividend payments of $13.1 million.

During the nine months ended September 30, 2024, cash used in financing activities was $35.8 million and primarily consisting of $24.3 million used for repurchases of common stock and $13.4 million used for cash dividend payments, partially offset by $1.9 million of proceeds from common stock issued under the Company’s equity plans.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $10.4 million as of September 30, 2025. Our operating lease arrangements expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company applied the fair value measurement requirements within ASC 820 Fair Value Measurements to evaluate the fair value of identifiable assets acquired and liabilities assumed in connection with its acquisition of ThreatX Protect in February 2025. The Company estimated fair value and remaining useful life of the intangible assets acquired based on the price that would be received if the Company were to sell the intangible assets in an orderly transaction between market participants. Intangible assets will be amortized on a straight-line basis over their remaining useful life. See Note 5 - Acquisition for additional information on our acquisition of ThreatX Protect.

The Company’s other critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025. There have been no material changes to the Company’s other critical accounting policies and estimates during the nine months ended September 30, 2025.

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

We recorded $0.5 million of net foreign exchange losses and $0.3 million of net foreign exchange gains during the three and nine months ended September 30, 2025, respectively, and we recorded $1.3 million and $3.8 million of net foreign exchange gains during the three and nine months ended September 30, 2024, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of September 30, 2025, our investment portfolio included marketable securities with an aggregate amortized cost basis of $283.7 million and a fair value of $284.3 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2025 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2025	50 BPS	100 BPS	150 BPS
Marketable securities	$287,817	$286,668	$285,497	$284,304	$283,087	$281,848	$280,587

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has imposed a range of tariff actions on U.S. trading partners. In April 2025, acting under the International Economic Emergency Powers Act (“IEEPA”), the Trump administration temporarily increased IEEPA tariffs on Chinese imports to 145% (reduced back to 30% in May 2025) and set a baseline 10% tariff applicable to almost every country, with exemptions for certain products. In August 2025, the United States increased reciprocal tariffs on many trading partners to individually-set levels, subject again to certain exemptions. Ongoing trade investigations, including investigations under Section 232 of the Trade Expansion Act and Section 301 of the Trade Adjustment Act, could also lead to greater restrictions on international trade and further increases in tariffs on goods imported into the U.S. These include investigations by the U.S. Trade Representative (“USTR”) into Chinese legacy semiconductors and the U.S. Department of Commerce (“Commerce”) into semiconductors and derivative articles, among other actions.

On August 1, Commerce imposed 50% duties under Section 232 on certain articles of copper and copper derivative products, followed by Section 232 duties on imports of wood products in September. Commerce continues to investigate the national security impact of imports of myriad other products, including semiconductors, polysilicon, and pharmaceuticals, with decisions likely to be made later this year or early 2026. Further, the United States continues to negotiate and enter into trade agreement frameworks with various countries, which may result in lower tariffs on those trading partners. China has also imposed, or threaten to impose, various export restrictions on its products, including certain critical minerals, rare earth elements, and lithium-ion batteries. In response, President Trump has threatened to impose an additional 100% tariff on imports from China.

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

Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2025	2	$20.14	2	$71,058

August 1 - 31, 2025	599	$17.40	599	$60,637

September 1 - 30, 2025	33	$17.39	33	$60,060

Total	634			$60,060

(1) The $60,060 thousand in the table above represents the amount available to repurchase shares under the 2025 Program as of September 30, 2025.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On September 12, 2025, Dhrupad Trivedi, President, Chief Executive Officer and Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 100,000 shares of our common stock between February 11, 2026 and August 28, 2026.

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
Date: November 4, 2025

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2025

By: /s/ Michelle Caron
Michelle Caron
Chief Financial Officer (Principal Accounting and Financial Officer)