Form 10-K
period 2025-12-31
A10 Networks, Inc.
filed 2026-02-25
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,377.6 million, based upon the closing sale price of such stock on the New York Stock Exchange. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date, as well as shares held by entities affiliated with our executive officers and directors, have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 19, 2026, the number of outstanding shares of the registrant’s common stock, $0.00001 par value per share, was 71,724,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting, which the registrant expects to file with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

A10 NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
• our plans to introduce new products;
• our investment plans, including with respect to our sales and marketing organization, distribution channel programs and increasing awareness of our solutions on a global basis;
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
• taxes and tariffs affecting us;
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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks continually emerge. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels and resellers to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions or interference related to our supply chain; changes in law or regulatory matters; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section of this Report.

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

Our investor relations website is located at https://investors.A10networks.com. We use our investor relations website, our company blog (https://www.a10networks.com/blog) and our corporate X (formerly Twitter) account (https://x.com/A10Networks) to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, our company blog and our corporate Twitter account, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the United States Securities and Exchange Commission (the “SEC”).

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

Risks Related to Intellectual Property, Litigation, Laws and Regulations
•enhanced U.S. tariffs, import/export restrictions, Chinese regulations and countermeasures taken by affected countries or other trade barriers;
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

•certain stockholder actions governed by the Court of Chancery of the State of Delaware; and
•increasing attention on sustainability, human capital, governance and other corporate responsibility matters.

Risks Related to Capitalization and Financial Markets
•fluctuations in foreign currency exchange rates;
•our ability to raise additional funds and stockholder dilution;
•volatility of the price of our common stock;
•reports by security and industry analysts;
•changes to our dividend program; and
•our stock repurchase programs.

Risks Related to Our Convertible Indebtedness
•issuance of shares of our common stock;
•our ability to raise funds necessary to repurchase our convertible notes;
•delay or prevention of an otherwise beneficial takeover of us; and
•conversion of our convertible notes could impair our financial position and liquidity.

PART I

Item 1. Business

Overview
We are a global provider of secure application and network infrastructure solutions that enable enterprises and service providers to deliver high-performance, reliable, and protected digital services across on-premises, hybrid cloud, and distributed environments.

Our solutions are designed to operate in mission-critical environments where availability, scalability, low latency, and security are essential. We provide integrated capabilities spanning application delivery, traffic management, distributed denial of service (“DDoS”) protection, application and application programming interfaces (“API”) security, and centralized management. Our portfolio is built on a unified software architecture that allows customers to deploy consistent performance and security policies across physical, virtual, containerized, and cloud-native environments.

We serve customers worldwide across industries including telecommunications, technology, financial services, public sector, industrial, retail, gaming, and education. Our service provider customers rely on our solutions to support large-scale network infrastructure and deliver connectivity and managed services. Our enterprise customers use our solutions to secure and optimize business-critical applications, modernize hybrid architectures, and address increasingly complex cybersecurity requirements, including those associated with artificial intelligence (“AI”) enabled workloads.

We generate revenue primarily from the sale of secure networking and cybersecurity solutions and related maintenance and support services. Our offerings are delivered through a combination of direct sales and channel partners. Customers typically purchase maintenance and support alongside initial deployments and renew those services over time. We are continuing to expand subscription, term-based, and software-focused offerings to support recurring revenue growth and flexible customer consumption models.

In February 2025, we acquired the assets and key personnel of ThreatX Protect, expanding our cybersecurity portfolio with cloud-delivered web application and API protection capabilities. This acquisition supports our strategy to strengthen our position in enterprise security and application protection markets.

Industry Trends and Customer Requirements
Digital transformation continues to increase reliance on applications and APIs as core business infrastructure. As organizations modernize their technology environments, application architectures are becoming more distributed, hybrid, and cloud-integrated. At the same time, threat landscapes are evolving in scale and sophistication. These dynamics are reshaping performance, security, and operational requirements across enterprise and service provider environments.

AI-Driven Infrastructure Evolution. The rapid adoption of artificial intelligence technologies, including generative AI and large language models, is introducing new infrastructure demands. AI-enabled applications increase traffic concurrency, intensify east-west traffic flows within data centers, and introduce new security considerations related to data exposure, prompt-based interactions, and API-driven workflows. Organizations are seeking infrastructure capable of supporting AI workloads while maintaining performance, reliability, and policy enforcement across environments.

Hybrid and Multi-Cloud Architectures. Enterprises and service providers increasingly operate across combinations of on-premises data centers, private clouds, and public cloud environments. Applications may originate in traditional infrastructure and migrate to the cloud over time, while new applications are often cloud-native from inception. This hybrid reality requires consistent traffic management, visibility, and security controls across deployment models, supported by centralized management and flexible form factors.

Escalating Cybersecurity Threats. Cybersecurity threats continue to grow in frequency, scale, and complexity. Distributed denial of service attacks, application-layer attacks, bot-driven abuse, API exploitation, and threats embedded in encrypted traffic require advanced detection and mitigation capabilities. The widespread adoption of TLS and SSL encryption has improved privacy but has also increased the need for efficient inspection and policy enforcement without degrading user experience. Organizations require solutions that combine performance and security at scale.

Operational Complexity and Automation. As networks and application environments grow more complex, organizations are prioritizing automation, orchestration, and analytics to improve operational efficiency. Centralized management, predictive insights, and programmable interfaces help customers simplify deployment, reduce total cost of ownership, and respond more rapidly to performance or security anomalies. Integrated platforms that unify performance and security services are increasingly favored over point solutions.

Service Provider Network Evolution. Service providers continue to modernize core and edge network infrastructure to support increasing bandwidth consumption, higher connection densities, IPv6 migration, and the delivery of value-added services. As operators expand fiber and mobile networks and introduce new digital offerings, they require scalable, high-throughput infrastructure capable of supporting large session volumes while maintaining performance and security. In addition, many service providers are increasingly embedding security capabilities into their offerings, including managed DDoS and application protection services for enterprise customers.

These dynamics create demand for solutions that combine carrier-grade scalability, traffic management, and integrated security within programmable, operationally efficient platforms.

These evolving requirements across enterprise and service provider markets are driving demand for integrated solutions that unify application delivery, infrastructure scalability, and cybersecurity within a common architecture.

Product Portfolio
Our product portfolio is designed to deliver secure, high-performance networking for enterprises and service providers operating across on-premises, hybrid cloud, and edge environments. We focus on outcomes customers require in production environments, including low latency at scale, always-on reliability, embedded security, and operational simplicity through automation and centralized control.

Consistent with how we operate and go to market, we organize our portfolio around three core solution areas, supported by a unified control plane and common architecture.

Three Core Solution Areas

1.Legacy Networking

Our legacy networking solutions support large-scale service provider and enterprise environments where performance, scale, and reliability are essential. A core capability in this area is carrier-grade address and protocol translation, which enables customers to extend IPv4 networks, support migration to IPv6, and manage subscriber or device growth while maintaining service continuity. These solutions are commonly deployed in high-throughput networks and are designed to provide resilient, standards-based traffic processing with operational stability.

Representative capabilities include carrier-grade NAT and related translation services, high scale session management, policy controls, and visibility required to operate in complex networks.

2.Next-Generation Networking

Our next-generation networking solutions focus on application delivery and traffic management for modern data center, hybrid cloud, and distributed architectures. These solutions help customers ensure application availability, optimize performance, and apply consistent traffic policies across environments as applications become more distributed and API-driven. In many customer deployments, application delivery also serves as an enforcement point for performance and security policies in the data path, helping reduce operational complexity while maintaining low latency.

Representative capabilities include server load balancing, high availability, application traffic steering, global load distribution, SSL/TLS acceleration and offload, and application-level observability and policy controls.

3.Network Security (A10 Defend)

Security is embedded across our portfolio and is also delivered through dedicated security solutions designed to protect applications, APIs, and infrastructure from modern cyber threats. Our network security capabilities support both enterprises and service providers with solutions that help defend against volumetric and application-layer DDoS attacks, protect web applications and APIs, mitigate automated threats such as bots, and improve operational outcomes through centralized orchestration and actionable threat intelligence.

Representative capabilities include DDoS detection and mitigation, orchestration and workflow automation, threat intelligence and blocklisting, converged network security functions delivered in the data path, and cloud-delivered WAAP (web application and API) capabilities, including web application firewall, bot protection, Layer 7 DDoS protection, and API protection.

Unified Control Plane, Architecture, and Policy

Our solutions are built on a unified product architecture and are centrally managed through a control plane that provides policy management, automation, and analytics. This common foundation is intended to help customers operate performance, availability, and security as a single system across hybrid environments and deployment models.

Product Families and Delivery Models

We deliver our capabilities through integrated product families that span secure application delivery, traffic management, and infrastructure security, as well as our A10 Defend security portfolio.

Our solutions are available in multiple form factors and deployment models, including:

•Purpose-built hardware appliances
•Software deployed on customer-selected hardware
•Virtual appliances
•Containerized software
•Cloud-native and SaaS-delivered offerings (where applicable)

Historically, a significant portion of our revenue has been derived from proprietary software embedded in optimized hardware and licensed on a perpetual basis. As customer preferences evolve toward hybrid architectures and more flexible procurement models, we are increasingly delivering our solutions through term-based licenses, subscription offerings, software-only deployments, and cloud marketplace transactions.

We offer a range of commercial models designed to align with customer deployment preferences and budgeting cycles. These include perpetual licenses, term licenses, subscription-based pricing, pay-as-you-go models in certain cloud environments, and flexible consumption-based arrangements that allow customers to allocate and reallocate licensed capacity across applications, clouds, and data centers. These consumption options are intended to support operational agility while improving capacity planning and workload portability in hybrid environments.

Underlying Technology

Since our inception, our solutions have been recognized for high performance, scalability, and reliability in large and demanding enterprise and service provider environments. Our products are built on our proprietary Advanced Core Operating System, or ACOS, which provides a unified software foundation across our networking and security portfolio. ACOS is designed to support integrated performance, security, automation, and analytics capabilities within a single architectural framework.

The ACOS platform is optimized for modern computing environments and is engineered to efficiently process high volumes of application and network traffic while maintaining consistent availability and low latency. Its architecture enables scalable traffic management, embedded security enforcement, and centralized policy control across physical, virtual, containerized, and cloud deployments. This common foundation allows us to deliver consistent functionality across deployment models and adapt to evolving infrastructure requirements, including hybrid and AI-driven environments.

Performance and Scalability Architecture. Our platform is engineered to efficiently distribute traffic processing across multi-core processing environments, enabling horizontal and vertical scaling as customer throughput requirements grow. The architecture is designed to minimize processing bottlenecks, optimize resource utilization, and maintain consistent application performance under varying traffic conditions.

We leverage a combination of software optimization techniques and, where appropriate, hardware acceleration technologies to enhance throughput, reduce latency, and improve overall system efficiency. This design approach allows our solutions to support high concurrency, large session volumes, and performance-sensitive workloads in enterprise data centers and service provider networks.

Integrated Networking and Security Services. Our platform provides a modular and extensible software framework that supports application delivery, traffic management, and security services within a common operating environment. By operating in the data path, our solutions can apply performance and security policies in real time without requiring separate infrastructure layers.

The platform includes capabilities that support multi-tenancy, automation, and programmability through standards-based interfaces and APIs. This enables integration with customer orchestration systems and supports deployment across physical, virtual, containerized, and cloud-native environments.

Reliability and Operational Resilience. Our software architecture is designed to enhance reliability and reduce operational risk. A modular design framework isolates functional components, which helps limit the impact of updates or configuration changes and supports continuous improvement and feature expansion. The platform supports centralized configuration management, analytics, and policy enforcement to improve visibility and operational control.

Intellectual Property. We have developed proprietary technologies that support high-performance traffic processing, scalability, and integrated security. We also maintain a portfolio of patents and other intellectual property protections covering aspects of our architecture and implementation.

Support and Services

Customer support and service are core components of our value proposition and have been since our founding. We provide global technical support and maintenance services designed to help customers deploy, operate, and optimize our solutions in mission-critical environments. Our support organization includes technical professionals with domain expertise across our networking and security portfolio and works closely with engineering to facilitate timely issue resolution and continuous product improvement.

Our support offerings include installation assistance, technical support, hardware repair and replacement, software updates, online tools, and training services. Customers typically purchase maintenance and support in conjunction with initial product deployments and renew those services over time. We believe the quality and responsiveness of our support organization are important factors in customer retention and long-term relationships.

All customers receive standard warranty support for 90 days following product purchase. We offer tiered maintenance programs that provide varying levels of response times and service coverage, with contract terms generally ranging from one to five years. The average maintenance contract term is approximately 21 months. Maintenance contracts are invoiced at the time of initial hardware purchase and are generally non-cancellable during the contract term. Software updates are provided to customers with an active maintenance agreement on a when-and-if-available basis. Maintenance and support services are typically renewed through the same sales channel as the original purchase.

We operate technical support centers in the United States, Japan, India, and the Netherlands to provide global coverage.

For customers requiring advanced DDoS protection support, we offer enhanced service options that include access to specialized security response resources and threat intelligence services designed to assist with rapid mitigation of active attacks and evolving threat patterns.

Customers

Our customers operate across a broad range of industries, including telecommunications, technology, financial services, public sector, industrial, retail, gaming, and education. We support organizations that manage mission-critical applications, high-availability networks, and performance-sensitive digital services where uptime, security, and scalability are essential.

Our solutions are deployed in environments that require continuous availability and protection of business-critical traffic, including large enterprise data centers, hybrid and cloud infrastructures, and service provider networks. Customers rely on our capabilities to help deliver resilient application experiences, manage large-scale traffic volumes, and protect infrastructure from evolving cyber threats.

During the years ended December 31, 2025, 2024, and 2023, purchases from our 10 largest end-customers accounted for approximately 40%, 38%, and 33% of our total revenue, respectively.

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. During the years ended December 31, 2025, 2024 and 2023, sales through a single distribution channel represented 29%, 20% and 19% of our total revenue, respectively.

Competition

The markets in which we operate are highly competitive and continue to evolve as organizations modernize application architectures, adopt hybrid and cloud environments, expand API usage, and increase focus on cybersecurity resilience. The growing importance of security, distributed application delivery, modernized networks, and AI-driven workloads has broadened the competitive landscape and introduced new categories of competitors.

We compete across application delivery, network infrastructure, and security markets, where customers increasingly seek integrated solutions that combine performance, availability, and protection within unified platforms. Our ability to deliver multiple capabilities through a common architecture and centralized management framework allows customers to reduce operational complexity and streamline deployment across physical, virtual, and cloud environments.

We do not consider any of these markets to include a single dominant company, nor do we consider the markets to be fragmented. Our main competitors fall into the following categories:

•Providers of network and infrastructure security solutions, including DDoS protection and related services, such as Arbor Networks Inc, a subsidiary of NetScout Systems, Radware Ltd, and F5;
•Vendors of application delivery and traffic management solutions, including F5, NetScaler from Cloud Software Group, and VMware offerings within Broadcom;
•Network equipment and security vendors offering firewall, routing, and carrier-grade infrastructure solutions, including Cisco Systems, Hewlett Packard Enterprise (division f/k/a Juniper Networks, Inc.), and Fortinet Inc.;
•Cloud-based security and application protection providers offering WAAP and related services, including Akamai, Cloudflare, Imperva, and Amazon Web Services; and
•Emerging vendors and specialized security providers addressing API protection, bot mitigation, and AI-related security use cases.

Competition in our markets is based on a number of factors, including:

•Performance, scalability, and reliability in mission-critical environments;
•Breadth and integration of networking and security capabilities;
•Effectiveness in detecting and mitigating evolving cybersecurity threats;
•Flexibility across deployment models, including on-premises, hybrid, and cloud;
•Total cost of ownership and operational simplicity;
•Quality of customer support and service;
•Brand reputation and customer relationships; and
•Ability to attract and retain skilled technical and sales talent.

We believe our unified architecture, performance heritage, and integrated security capabilities position us to compete effectively across these markets.

Sales and Marketing
Sales
Our high-touch sales force engages customers directly and through distribution channels. Our sales team is comprised of inside sales and field sales personnel who are organized by geography and maintain sales presence in 23 countries as of December 31, 2025, including in the following countries and regions: United States, Western Europe, the Middle East, Japan, Taiwan, South Korea, Southeast Asia and Latin America. Our sales organization includes sales engineers with deep technical domain expertise who are responsible for pre-sales technical support, solutions engineering, proof-of-concept work and technical training for our distribution channels. Our sales team is also comprised of a channel sales organization that is expanding our market reach through resellers. We may continue to grow our sales headcount, including in geographies where we currently do not have a sales presence.

Some customer sales are originated and completed by our Original Equipment Manufacturer (“OEM”) and distribution channels with little or no direct engagement by our sales personnel. We fulfill nearly all orders globally through our distribution channels, which include distributors, value added resellers and system integrators. Revenue fulfilled through our distribution channels accounted for 96%, 94% and 95% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Backlog
Backlog represents orders confirmed with a purchase order for products to be shipped to customers with approved credit status. Orders may be subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be canceled or rescheduled by the customer prior to shipment without significant cost. For these reasons, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

For the years ended December 31, 2025, 2024 and 2023, our total revenue was $290.6 million, $261.7 million, and $251.7 million, respectively, and our gross margin was 79.3%, 80.4%, and 80.9%, respectively. We had net income of $42.1 million, $50.1 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2025, we had 211 United States (“U.S.”) patents issued, 2 U.S. patent applications pending, 77 overseas patents issued and 7 overseas patent applications pending. Our issued U.S. patents, excluding 10 patents that we acquired, expire between 2026 and 2043. Our issued overseas patents, excluding 2 patents that we acquired, expire between 2026 and 2037. Our future success depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. Any issued patent may not preserve our proprietary position, and competitors or others may develop technologies similar to or superior to our technology. Our failure to enforce and protect our intellectual property rights could harm our business, operating results and financial condition.

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

Human Capital
As of December 31, 2025, we had 494 full-time employees, including 219 engaged in research and development and customer support, 220 in sales and marketing and 55 in general and administrative and other activities. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

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

Sustainability

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

Workplace Standards

We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, as well as our business needs, while complying with our statement against discrimination. We believe in the richness and quality of a working environment that is informed by people from all walks of life and strive to create a genuinely inclusive environment.

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
As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Business Conduct and Ethics, and compliance trainings. They are also given access to our Statement Against Discrimination and are expected to comply with it. These all provide guidance on how we expect to operate in order to foster equity and inclusion across our company.

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

•Companies that sell CGN products, which were originally designed for other networking purposes, such as edge routers and security appliances from vendors like Cisco Systems, Inc. (“Cisco Systems”), Hewlett Packard Enterprise (division f/k/a Juniper Networks, Inc. (“Juniper Networks”)) and Fortinet, Inc. (“Fortinet”);

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

•broader distribution and established relationships with distribution channels in a greater number of worldwide locations;

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

We are experiencing an industry-wide trend of customers considering transitioning from purely on-premise network architectures to a computing environment that may utilize a mixture of existing solutions and various new cloud-based solutions. Concurrently with this transition, pricing and delivery models are also evolving. Many companies in our industry, including some of our competitors, are developing and deploying cloud-based solutions for their customers. In addition, the emergence of new cloud infrastructures and AI or other tools may enable new companies to compete with our business. These new competitors may include large cloud providers who can provide their own ADC functionality as well as smaller companies targeting applications that are developed exclusively for delivery in the cloud. We are dedicating significant resources to develop and offer our customers new cloud-based solutions and are training our sales teams as necessary to adapt to market trends. Also, some of our largest customers are cloud providers that utilize our existing solutions, and we believe that as cloud infrastructures continue to grow our existing solutions may provide benefits to other cloud providers. While we believe our expertise and dedication of resources to developing new cloud-based solutions, together with the benefits that our existing solutions offer cloud providers, represent advantages that provide us with a strong foundation to compete, it is uncertain whether our efforts to develop new cloud-based and related solutions or our efforts to market and sell our existing solutions to cloud providers will attract the customers or generate the revenue necessary to successfully compete in this new business model. Nor is it clear when or in what manner this new business model will evolve, and this uncertainty may delay purchasing decisions by our customers or prospective customers. Whether we are able to successfully compete depends on our execution in a number of areas, including maintaining the utility, compatibility and performance of our software on the growing assortment of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments. We will also need to enhance and develop the infrastructure necessary to support the delivery of these services as well as the skills of our personnel who sell, provide and maintain them. Any failure to adapt to these evolving trends may reduce our revenue or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue in any period comes from a limited number of large end-customers, including service providers. During the years ended December 31, 2025, 2024 and 2023, purchases by our ten largest end-customers accounted for approximately 40%, 38% and 33% of our total revenue, respectively. The composition of the group of these ten largest end-customers changes from period to period, but often includes service providers and enterprise customers. During the years ended December 31, 2025,

2024 and 2023, service providers accounted for approximately 60%, 57% and 58%, of our total revenue, respectively, and enterprise customers accounted for approximately 40%, 43% and 42% of our total revenue, respectively.

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

A significant portion of our revenue is generated in international markets, including Japan, Western Europe, Taiwan and South Korea. During the years ended December 31, 2025, 2024, and 2023, approximately 45%, 55% and 55% of our total revenue, respectively, was generated from customers located outside of the U.S. If we are unable to maintain or continue to grow our revenue in these markets, our financial results may suffer.

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

•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, relevant accounting standards the U.S. Foreign Corrupt Practices Act (“FCPA”), and any trade regulations ensuring fair trade practices; and

•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

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

We outsource the manufacturing of our hardware components to third-party original design manufacturers who assemble these hardware components to our specifications. Our primary manufacturers are Lanner and AEWIN, each of which is located in Taiwan. Deterioration of international relations including but not limited to those between Taiwan and China, the resulting actions taken by either country, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to the manufacturing of our hardware components, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Any manufacturing or other form of disruption at these manufacturers, including but not limited to disruptions due to tensions with China, could severely impair our ability to fulfill orders. In addition, the ongoing global supply chain issues are expected to continue and may adversely impact our suppliers to a degree that could materially impact us. Our reliance on outsourced manufacturers also may create the potential for infringement or misappropriation of our intellectual property rights or confidential information. If we are unable to manage our relationships with these manufacturers effectively, or if these manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead-times, experience capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired, and our business and operating results would be seriously harmed.

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

Our use of open source software and position regarding the potential use of generative AI in our products could negatively affect our ability to sell our products and subject us to possible litigation.

We incorporate open source software such as the Linux operating system kernel into our products. We have implemented a formal open source use policy, including written guidelines for use of open source software and business processes for approval of that use. We have developed and implemented our open source policies according to industry practice; however, best practices in this area are subject to change, because there is little reported case law on the interpretation of material terms of many open source licenses. We are in the process of reviewing our open source use and our compliance with open source licenses and implementing remediation and changes necessary to comply with the open source licenses related thereto. While we do not currently utilize software generated by AI tools in our products we may at some point choose to do so, and, if we do, we will likely treat AI generated code as a form of open source software. We cannot guarantee that our use of open source software has been, and will be, managed effectively for our intended business purposes and/or compliant with applicable open source licenses. We may face legal action by third parties seeking to enforce their intellectual property rights related to our use of such software. Failure to adequately manage open source license compliance and our use of open source or AI generated software may result in unanticipated obligations regarding our products and services, such as a requirement that we license proprietary portions of our products or services on unfavorable terms, that we make available source code for modifications or derivative works we created based upon, incorporating or using open source software, that we license such modifications or derivative works under the terms of the particular open source license and/or that we redesign the affected products or services, which could result, for example, in a loss of intellectual property rights, or delay in providing our products and services. From time to time, there have been claims against companies that distribute or use third-party open source or other software in their products and services, asserting that the open source or AI generated software or its combination with the products or services infringes third parties’ patents or copyrights, or that the companies’ distribution or use of the open source software does not comply with the terms of the applicable licenses. Use of certain open source or AI generated software can lead to greater risks than use of warranted third-party commercial software, as open source licensors and AI generated software generally do not provide warranties or controls on the origin of such software. From time to time, there have been claims against companies that use open source or AI generated software in their products, challenging the ownership of rights in such open source or AI generated software. As a result, we could also be subject to suits by parties claiming ownership of rights in such software and so challenging our right to use such software in our products. If any such claims were asserted against us, we could be required to incur significant legal expenses defending against such a claim. Further, if our defenses to such a claim were not successful, we could be, for example, subject to significant damages, be required to seek licenses from third parties in order to continue offering our products and services without infringing such third party’s intellectual property rights, be required to re-engineer such products and services, or be required to discontinue making available such products and services if re-engineering cannot be accomplished on a timely or successful basis. The need to engage in these or other remedies could increase our costs or otherwise adversely affect our business, operating results and financial condition.

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

Risks Related to Intellectual Property, Litigation, Laws and Regulations

Enhanced U.S. tariffs, import/export restrictions, Chinese regulations, countermeasures taken by affected countries or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has imposed a range of tariff actions on U.S. trading partners. In April 2025, acting under the International Economic Emergency Powers Act (“IEEPA”), the Trump administration temporarily increased IEEPA tariffs on Chinese imports to 145% (reduced back to 30% in May 2025) and set a baseline 10% tariff applicable to almost every country, with exemptions for certain products. In August 2025, the United States increased reciprocal tariffs on many trading partners to individually-set levels, subject again to certain exemptions. On January 20, 2026, the U.S. Supreme Court held in Learning Resources v. Trump that IEEPA did not authorize the President to impose tariffs. The White House subsequently released an Executive Order terminating all IEEPA-based duties. However, the Trump Administration moved immediately to impose new duties under Section 122 of the Trade Act, which authorizes a 15% duty to address “balance of payments” issues for up to 150 days. The Administration has also indicated that it will initiate new trade investigations under Section 301 of the Trade Act to backfill the IEEPA duties for individual trading partners that the Supreme Court declared unlawful.

Ongoing trade investigations, including investigations under Section 232 of the Trade Expansion Act and Section 301 of the Trade Act, could also lead to greater restrictions on international trade and further increases in tariffs on goods imported into the U.S. An investigation by the U.S. Trade Representative (“USTR”) into Chinese legacy semiconductors resulted in deferred tariffs, which will not take effect until 2027. In January 2026, the Trump Administration announced that the U.S. Department of Commerce (“Commerce”) had concluded its investigation into semiconductors and derivative articles, among other actions. The Trump Administration opted to impose limited duties on semiconductor articles meeting certain narrow technical characteristics, with exclusions available for most domestic applications.

On August 1, Commerce imposed 50% duties under Section 232 on certain articles of copper and copper derivative products, followed by Section 232 duties on imports of wood products in September. Commerce continues to investigate the national security impact of imports of myriad other products, including polysilicon and pharmaceuticals, with decisions likely to be made in 2026. Further, the U.S. continues to negotiate and enter into trade agreement frameworks with various countries, which may result in lower tariffs on those trading partners. The status of these trade agreements in the wake of the Supreme Court’s ruling on IEEPA tariffs remains unclear, as IEEPA was the predicate for the tariff rates set in the trade framework agreements. Meanwhile, China and the U.S. continue to engage in trade negotiations following a mutual de-escalation and pause of certain tariffs, export controls, and other trade actions in November 2025.

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

Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or never be placed. Current or future tariffs may also negatively impact our customers’ revenue, thereby causing an indirect negative impact on our sales. Any reduction in customers’ revenue, and/or any apprehension among distributors and customers of a possible reduction in such revenue, could cause an indirect negative impact on our own sales. As noted, the current U.S. administration has taken a variety of tariff actions against other countries, and other countries such as China have at times responded with retaliatory tariffs and non-tariff measures as trade negotiations continue. Certain of these tariffs have been struck down by the courts, while the Administration relies on new, untested authorities. The duration and magnitude of these tariffs and other trade disruptions remains uncertain and could lead to economic decline in affected countries, which could negatively impact purchases of our products. Moreover, an increase in the cost of our products due to tariffs or other trade actions could cause us to be impacted to a greater degree than our competitors who are based in countries that are not subject to tariffs, placing us at a disadvantage. Simply put, future U.S. tariffs on imports and retaliatory tariffs could increase the cost of, and reduce demand for, our products, which may materially adversely affect our results of operations.

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

A number of our employees are currently working from home or other remote locations. There are additional risks and challenges associated with having a large portion of our workforce working remotely, and our IT systems may experience additional stress as a result. There is also increased risk of breaches to our network. While the Company has implemented a variety of security measures to address these heightened risks, including, but not limited to, advanced firewalls and firewall policy improvements, enhanced access controls, improved monitoring, network management and incident management and response process, and prioritization of our cybersecurity committee to continuously evaluate and strengthen our security posture, there can be no assurance that such measures will prevent breaches. Any such breaches could negatively impact our reputation and business as set forth above.

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

A wide variety of provincial, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection, privacy and cyber resilience-related laws and regulations continue to evolve, are increasingly being tested in courts, and remain subject to ongoing governmental review and reform. Such laws may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect back in May 2018, has caused EU data protection requirements to be more stringent and provides for greater penalties. The United Kingdom enacted legislation that substantially implements the GDPR, and has since enacted legislation which amends certain aspects of the UK GDPR which may further diverge UK requirements from those applicable in the European Union. In addition, the European Union has proposed amendments to aspects of the GDPR as part of its proposed “Digital Omnibus” legislative package, which remains subject to negotiation and has not yet been adopted. Because the GDPR and related UK data protection laws may be subject to new or changing interpretations by courts and regulators, as well as legislative modification or reform, our interpretation of the law and efforts to comply with the rules and regulations of the law may be challenged or ruled invalid. Noncompliance with the GDPR can trigger regulatory fines of up to €20 million or 4% of global annual revenues, whichever is higher, in the most serious cases and/or legal claims. In the European Union, various cyber resilience related laws (for example the EU Cyber Resilience Act, Network and Information Systems Directive 2, and the Digital Operational Resilience Act) have been enacted and will apply in phases, included through Member State implementing measures and secondary legislation specifying certain technical and reporting requirements. These frameworks essentially oblige those doing business in the EU/UK to implement robust cybersecurity standards with respect to the products and services they provide, and aspects of these laws, including breach reporting requirements, are also subject to proposed amendments under the EU’s Digital Omnibus initiative. In the United Kingdom, cybersecurity and resilience obligations arise under, among other laws, the UK Network and Information Systems Regulations 2018 (as amended), the Product Security and Telecommunications Infrastructure Act 2022, and financial sector resilience frameworks. The UK government has also proposed reforms to its cyber resilience regime, which may expand the scope of regulated entities and enhance incident reporting and supervisory powers. The EU has also enacted a comprehensive law regulating the development and use of AI systems (the EU AI Act). The EU AI Act imposes enhanced requirements on certain “high-risk” AI systems, including obligations relating to risk management, data governance, documentation, human oversight and conformity assessments, and also establishes transparency obligations that apply to a broad range of AI systems. The EU AI Act is expected to be supplemented by implementing measures and guidance, and aspects of the framework are subject to proposed amendments under a broader AI-related legislative “Omnibus” initiative. The timing and content of certain European Commission guidance has been delayed, creating additional uncertainty regarding implementation expectations. Breaches of such laws could also lead to significant fines and legal claims, and allegations of breach could lead to significant investigative or defense related costs. Similarly, California recently enacted the California Consumer Privacy Act (which was then amended by the California Privacy Rights Act) (“CCPA”) which, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new rights including not sharing personal information upon the consumer’s request and opt-out provisions for the sales of consumer’s personal information. In addition, at least 18 other U.S. states have enacted comprehensive privacy legislations that regulates the collection, use, and sale of personal information, and other states have enacted sectoral privacy laws and introduced bills regarding comprehensive privacy laws, and these privacy laws might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. At a minimum, these U.S. state comprehensive and sectoral privacy laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, U.S. states have passed or introduced legislations regulating the development and deployment or AI and automated decision making technologies across different sectors and in some instances have passed or introduced legislations or regulations that apply across sectors. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including significant investigatory costs, fines, imprisonment of company officials and public censure (in the most serious, criminal cases, in certain jurisdictions), claims for damages by end-customers and other affected persons and entities, damage to our reputation and loss of goodwill (both in relation to existing and prospective channel partners and end-customers), and other forms of injunctive or operations-limiting relief, any of which could have a material adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the EU, the U.S., and elsewhere, especially relating to classification of Internet Protocol (“IP”) addresses, machine identification, location data, biometric data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. We may be required to expend significant resources to modify our solutions and otherwise adapt to these changes, which we may be unable to do on commercially reasonable terms or at all, and our ability to develop new solutions and features could be limited. These developments could harm our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and prospective end-customers.

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

Our business is subject to regulation by various federal, state, local and foreign governmental entities, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, AI, data privacy laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the U.S. Noncompliance or perceived noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

We have, in the past, and may, in the future, conclude that our internal control over financial reporting is not effective. We have identified significant deficiencies and material weaknesses in the past that has resulted in a restatement of certain of our financial reports. If any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if we are required to restate our consolidated financial statements as a result of ineffective internal control over financial reporting, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

Increasing attention on sustainability, human capital, governance and other corporate responsibility matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to sustainability, human capital and governance matters, including environmental stewardship, social responsibility and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to these matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.

We have established corporate social responsibility programs aligned with our business objectives and applicable legal and regulatory requirements. An overview of these programs can be found on our corporate website at https://investors.A10networks.com within the “Governance - Governance Documents” section. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Risks Related to Capitalization and Financial Markets

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations, financial position and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, the majority of our revenue contracts are denominated in U.S. Dollars, with the most significant exception being Japan, where we invoice primarily in the Japanese Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the Americas and EMEA. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. The currency exchange impact of the foreign exchange rates on our net income was $0.3 million unfavorable during the year ended December 31, 2025. The currency exchange impact of the foreign exchange rates on our net income was $2.1 million and $0.1 million favorable during the years ended December 31, 2024 and 2023, respectively. As exchange rates vary, our operating income may differ from expectations. We deploy normal and customary hedging practices that are designed to proactively mitigate such exposure. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in currency exchange rates over the limited time the hedges are in place and would not protect us from long term shifts in currency exchange rates.

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

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy for our stockholders. As part of this strategy, the Board of Directors began declaring quarterly cash dividends. The declaration, amount and timing of any cash dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements as well as our results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or suspension or elimination of our dividend payments could have a negative effect on our stock price.

There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

On October 28, 2021, we announced that our Board of Directors approved a capital allocation strategy for our stockholders. As part of this strategy, the Company announced on May 1, 2025, that its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $75 million of its outstanding common stock. Under the Company’s stock repurchase programs, we may repurchase shares in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

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

We have the right to elect to settle conversion of the 2030 Notes (as defined below) either entirely in cash or in combination of cash and shares of common stock. Our election to convert the 2030 Notes into common stock may further dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change or to pay the cash amounts due upon maturity or conversion of the 2030 Notes, and our future indebtedness may limit our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2030 Notes following a “fundamental change” (which is defined in the 2030 Notes Indenture (as defined below) to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of the 2030 Notes will be settled into solely cash, or a combination of cash and shares of common stock. While we expect to have sufficient cash and marketable securities to fulfill our repurchase or conversion obligations if and when due, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2030 Notes or to pay the cash amounts due upon their maturity or conversion. Our failure to repurchase 2030 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2030 Notes. A default under the 2030 Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our other or future indebtedness, which may result in that other or future indebtedness becoming immediately payable in full. If repayment of the related indebtedness were to be accelerated after an applicable notice or grace periods, we may not have sufficient funds to satisfy all amounts due under the 2030 Notes, any other indebtedness, repurchase such notes or make cash payments upon conversion of such notes, if applicable.

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

We conduct organization-wide cybersecurity training and compliance exercises in connection with our information security program. This training consists of educational material and compliance testing administered to, and completed by, all of our employees on an annual basis, which is tracked and recorded throughout the year. Results are shared with executive management, the Audit Committee, and the Board of Directors. Additionally, employee phishing tests are regularly conducted.

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

Item 2. Properties

Our corporate headquarters is located in San Jose, California, where we currently lease 116,381 square feet of space under a lease agreement that expires on July 31, 2027. We also lease space for offices internationally and for sales offices in locations throughout the U.S. and various international locations, including, among others, Japan, the UK, the Netherlands, Taiwan, South Korea and India. We believe that our current facilities are adequate to meet our current needs.

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

Additional information with respect to this Item may be found in Note 9 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

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

There were approximately 37 stockholders of record on February 19, 2026. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Company Stock Performance
The following graph compares the cumulative total return on our common stock, the Russell 2000 Index, the NYSE Technology Index and the S&P 600 Index. The graph assumes $100 was invested on December 31, 2020 in our common stock and each index and all dividends were reinvested. The historic stock price performance is not necessarily indicative of future stock price performance.

Comparison Of Cumulative Total Return
Among A10 Networks, Inc., Russell 2000 Index,
NYSE Technology Index and S&P 600 Index

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
A10 Networks, Inc.
Russell 2000 Index
NYSE Technology Index
S&P 600 Index

Issuer Purchases of Equity Securities
On May 1, 2025, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $75 million of its outstanding common stock. As of December 31, 2025, the Company had $53.4 million available to repurchase shares under this program. Under the stock repurchase program, we may repurchase shares of common stock in the open market, privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the stock repurchase program to repurchase any specific number or dollar amount of shares of common stock, and we may modify, suspend or discontinue the stock repurchase program at any time. Our management and Board will determine the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company plans to fund repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 - 31, 2025	—	$—	—

November 1 - 30, 2025	392	$16.99	392

December 1 - 31, 2025	14	$18.12	14

Total	406			$53,393

(1) Average price paid per share includes broker commission fees, if applicable.

(2) The $53.4 million in the table above represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2025. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions and by withholding shares in connection with vesting equity awards held by certain employees, including under plans complying with Rule 10b5-1 under the Exchange Act.

Unregistered Sales of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K and elsewhere in this document.

This section of this Annual Report on Form 10-K generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.

Overview

We are a global provider of secure application and network solutions that protect, optimize, and scale business-critical systems across on-premises, hybrid cloud, and edge environments. Our network infrastructure and security products are designed to enable large enterprises, service providers, and cloud platforms worldwide to deliver performance, reliability, and protection against cyber threats, while preparing their networks for the demands of artificial intelligence (“AI”) and next-generation applications.

We sell our solutions globally to service providers and enterprises who are looking to modernize and secure their digital infrastructure and application. Our service provider customers rely on scalable, efficient, and secure networks to deliver connectivity, cloud and other services that may generate revenue to their customers. Our enterprise customers require secure application delivery, AI-ready infrastructure, and are increasingly concerned about the landscape of cybersecurity threats across their complex networks and emerging AI workloads. Our end-customers operate in a variety of industries, including telecommunications, technology, industrial, retail, financial, gaming, education and government. Since inception, our customer base has grown significantly.

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

We sell our products globally to service providers and enterprises that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: service providers, which accounted for 60%, 57% and 58% of our total revenue during 2025, 2024 and 2023, respectively, and enterprise, which accounted for 40%, 43% and 42% of our total revenue during 2025, 2024 and 2023, respectively. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises Asia Pacific region including Japan. The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

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

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large end-customers, including service providers and enterprise customers, in any period. Purchases from our ten largest end-customers accounted for 40%, 38% and 33% of our total revenue for 2025, 2024 and 2023, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict and rely upon customer growth and network enhancements. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest end-customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

In February 2025, we acquired the assets and key personnel of ThreatX Protect, which expanded our cybersecurity portfolio with WAAP protection (web application and application programming interfaces). We offer protection under A10 Defend ThreatX Protect.

In March 2025, we issued $225.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The Company received net proceeds from the offering of approximately $217.7 million. The 2030 Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased.

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

Results of Operations

A summary of our consolidated statements of operations for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$167,086	57.5%	$139,799	53.4%	$27,287	19.5%
Services	123,471	42.5	121,897	46.6	1,574	1.3%
Total revenue	290,557	100.0	261,696	100.0	28,861	11.0%
Cost of revenue:
Products	33,403	11.5	31,218	11.9	2,185	7.0%
Services	26,639	9.2	20,201	7.7	6,438	31.9%
Total cost of revenue	60,042	20.7	51,419	19.6	8,623	16.8%
Gross profit	230,515	79.3	210,277	80.4	20,238	9.6%
Operating expenses:
Sales and marketing	84,467	29.1	83,300	31.8	1,167	1.4%
Research and development	69,104	23.8	57,726	22.1	11,378	19.7%
General and administrative	29,802	10.3	25,283	9.7	4,519	17.9%
Total operating expenses	183,373	63.1	166,309	63.6	17,064	10.3%
Income from operations	47,142	16.2	43,968	16.8	3,174	7.2%
Non-operating income (expense):
Interest income	11,628	4.0	6,747	2.6	4,881	72.3%
Interest and other income (expense), net	(6,348)	(2.2)	7,384	2.8	(13,732)	(186.0)%
Total non-operating income (expense), net	5,280	1.8	14,131	5.4	(8,851)	(62.6)%
Income before income taxes	52,422	18.0	58,099	22.2	(5,677)	(9.8)%
Provision for income taxes	10,285	3.5	7,959	3.0	2,326	29.2%
Net income	$42,137	14.5%	$50,140	19.2%	$(8,003)	(16.0)%

Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and software-as-a-service offerings.

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

A summary of our total revenue is as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$167,086	58%	$139,799	53%	$27,287	20%
Services	123,471	42%	121,897	47%	1,574	1%
Total revenue	$290,557	100%	$261,696	100%	$28,861	11%
Revenue by geographic region:
Americas	$175,181	60%	$134,356	51%	$40,825	30%
United States	160,528	55%	117,707	45%	42,821	36%
Americas-other	14,653	5%	16,649	6%	(1,996)	(12)%
APJ	70,524	24%	87,175	33%	(16,651)	(19)%
EMEA	44,852	16%	40,165	15%	4,687	12%
Total revenue	$290,557	100%	$261,696	99%	$28,861	11%

Total revenue increased by $28.9 million, or 11%, in 2025 compared to 2024 as a result of an increase of $27.3 million in products revenue and an increase of $1.6 million in services revenue.

Products revenue increased $27.3 million, or 20%, in 2025 compared to 2024. The increase was primarily a result of an increase in demand from our service provider and enterprise customers in the Americas region and an increase in demand from our service provider customers in the EMEA region, partially offset by decreases in demand from service provider and enterprise customers in the APJ region and enterprise customers in the EMEA region.

Services revenue increased $1.6 million, or 1%, in 2025 compared to 2024. The increase was primarily attributable to the increase in PCS sales in connection with our increased installed customer base in the Americas region.

During 2025, $175.2 million, or 60% of total revenue, was generated from the Americas region, which represents a 30% increase compared to 2024. The increase was primarily a result of higher products and services revenue driven by an increase in demand from both service provider and enterprise customers.

During 2025, $70.5 million, or 24% of total revenue, was generated from APJ, which represents a 19% decrease compared to 2024. The decrease was primarily a result of lower products and services revenue driven by a decrease in demand from our service provider and enterprise customers.

During 2025, $44.9 million, or 16% of total revenue, was generated from EMEA, which represented a 12% increase compared to 2024. The increase was primarily a result of higher products revenue driven by an increase in demand from our service provider customers.

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

Cost of services revenue is primarily comprised of personnel costs for our technical support, training and professional service teams. Cost of services revenue also includes the costs of inventory used to provide hardware replacements to end- customers under PCS contracts and certain allocated facilities and information technology infrastructure costs. Additionally, cost of services revenue includes a one-time asset impairment cost of $951 thousand for the year ended December 31, 2025.

A summary of our cost of revenue is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Cost of revenue:
Products	$33,403	$31,218	$2,185	7%
Services	26,639	20,201	6,438	32%
Total cost of revenue	$60,042	$51,419	$8,623	17%

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$133,683	80.0%	$108,581	77.7%	$25,102	2.3%
Services	96,832	78.4%	101,696	83.4%	(4,864)	(5.0)%
Total gross profit	$230,515	79.3%	$210,277	80.4%	$20,238	(1.1)%

Products gross margin percentage increased to 80.0% in 2025 compared to 77.7% in 2024, primarily due to product and regional mix.

Services gross margin percentage decreased to 78.4% in 2025 compared to 83.4% in 2024 primarily due to an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs. Additionally, in 2025 services gross margin percentage was negatively impacted by a one-time asset impairment charge totaling $951 thousand.

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Operating expenses:
Sales and marketing	$84,467	$83,300	$1,167	1%
Research and development	69,104	57,726	11,378	20%
General and administrative	29,802	25,283	4,519	18%
Total operating expenses	$183,373	$166,309	$17,064	10%

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

The $1.2 million increase in sales and marketing expenses in 2025 compared to 2024 was primarily due to increases of $1.8 million in personnel costs as a result of an increase in headcount, $0.3 million in equipment expense and $0.3 million of amortization and depreciation expense, partially offset by a decrease in bad debt expense of $1.2 million.

For 2026, we expect sales and marketing expenses to increase modestly from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.
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

The $11.4 million increase in research and development expenses in 2025 compared to 2024 was primarily due to an increase of $12.0 million in personnel costs and a $1.5 million increase in equipment and software expense, partially offset by a decrease of $2.3 million in consultants and professional services.

For 2026, we expect research and development expenses to increase from 2025 levels reflecting strategic investments in our growth priorities, including cybersecurity technology and AI technologies.
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

The $4.5 million increase in general and administrative expenses in 2025 compared to 2024 was primarily due to an increases of $1.2 million in legal services, $1.0 million in personnel costs primarily as a result of an increase in variable compensation, $1.0 million in amortization and depreciation, $0.5 million in business insurance and $0.4 million in equipment expense.

For 2026, we expect general and administrative expenses to increase modestly from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense) - Interest Income

Interest income consists primarily of interest income earned on our invested cash, cash equivalents and marketable securities.

Interest income was $11.6 million and $6.7 million in the years ended December 31, 2025 and 2024, respectively.

Non-Operating Income (Expense) - Interest and Other Income (Expense), Net

In the year ended December 31, 2025, interest and other income (expense), net consisted primarily of interest expense for the 2030 Notes and foreign currency exchange gains and losses. In the year ended December 31, 2024, interest and other income (expense), net consisted primarily of gains on equity investments and foreign currency exchange gains and losses. The Company recorded $6.1 million of interest expense for the 2030 Notes in the year ended December 31, 2025, while no interest expense was recorded during the year ended December 31, 2024. The Company recorded $5.3 million of investment gains in the year ended December 31, 2024, while no investment gains or losses were recorded in the year ended December 31, 2025. Foreign currency exchange gains and losses, net had an unfavorable change of $0.3 million in the year ended December 31, 2025 compared to a favorable change of $2.1 million in the year ended December 31, 2024.

Provision for Income Taxes

We recorded a provision for income tax of $10.3 million for the year ended December 31, 2025 and $8.0 million for the year ended December 31, 2024. Our deferred tax assets primarily consist of research and development credits, capitalized research and development expenses and accruals and reserves. The Company’s income tax provision for the year ended December 31, 2025 and 2024, primarily consisted of U.S. federal, state and foreign income taxes.

See Note 12 Income Taxes, of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details regarding the Company’s taxes.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $71.1 million, including $4.1 million held outside the U.S. in our foreign subsidiaries, and $306.7 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of December 31, 2025, we had working capital of $342.3 million, retained earnings of $1.8 million and total stockholders’ equity of $211.5 million.

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

The Board of Directors, from time to time, has authorized various stock repurchase programs, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). The Board of Directors terminated the 2024 Program on May 1, 2025. Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act of 1934 (the “Exchange Act”). During the year ended December 31, 2025, the Company had repurchased 3.7 million shares for a total cost of $68.9 million under the 2025 and 2024 Programs. During the year ended December 31, 2024, the Company repurchased 2.2 million shares for a total cost of $30.1 million under the 2024 and 2023 Programs.

In October 2021, the Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. During the year ended December 31, 2025, the Company paid quarterly cash dividends in the amount of $0.06 per share outstanding, for a total of $17.4 million. The next dividend, in the amount of $0.06 per share, will be paid on March 2, 2026 to stockholders of record on February 16, 2026. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements, and other factors.

In addition, as described in Note 9 Commitments and Contingencies, in the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we may be currently, or may be from time to time, involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Years Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$84,894	$90,492
Investing activities	(243,638)	(48,350)
Financing activities	134,754	(44,257)
Net decrease in cash and cash equivalents	$(23,990)	$(2,115)

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

During the year ended December 31, 2025, cash provided by operating activities was $84.9 million, consisting of net income of $42.1 million, non-cash benefits totaling $37.8 million and a favorable net change in operating assets and liabilities of $5.0 million. Our non-cash benefits primarily consisted of non-cash charges of $20.0 million for stock-based compensation and $14.9 million of depreciation and amortization expense. The net change in our operating assets and liabilities primarily reflects cash inflows from changes in accounts receivable of $14.6 million, accrued and other liabilities of $4.6 million and inventory of $3.7 million, partially offset by cash outflows from changes in prepaid expenses and other assets of $8.3 million, deferred revenue of $8.0 million, and accounts payable of $1.5 million. The favorable change in accounts receivable was due to the timing of collections from our customers. The favorable change in accrued liabilities was due to increases in accrued income taxes and variable compensation. The unfavorable change in prepaid expenses and other assets was due to an increase in deferred contract acquisition costs. The unfavorable change in deferred revenues was attributable to the timing of service contract bookings. The favorable change in accounts payable is due to the timing of payments to our vendors.

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

Cash Flows from Investing Activities

During the year ended December 31, 2025, cash used by investing activities was $243.6 million, consisting of purchases of marketable securities of $342.0 million, our acquisition of ThreatX Protect for $19.1 million and capital expenditures of $20.1 million, partially offset by proceeds from maturities of marketable securities of $136.8 million and proceeds from the sales of marketable securities of $0.9 million.

During the year ended December 31, 2024, cash used by investing activities was $48.4 million, consisting of purchases of marketable securities of $142.8 million and capital expenditures of $12.3 million, partially offset by proceeds from maturities of marketable securities of $81.1 million and proceeds from the sales of marketable securities of $25.5 million.

Cash Flows from Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was $134.8 million consisting primarily of $217.7 million of net cash proceeds from the issuance of the 2030 Notes and $3.4 million of cash proceeds from common stock issuances under our equity incentive plans. Partially offsetting these cash inflows was $68.9 million of cash used to repurchase our common stock in the open market, from privately negotiated transactions and from withholding shares in connection with vesting equity awards held by certain employees and $17.4 million of cash used for the payments of cash dividends.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. Note 1 Description of Business and Summary of Significant Accounting Policies, in notes to consolidated financial statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and software-as-a-service offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

We recorded $0.3 million of net foreign exchange losses in the year ended December 31, 2025 and we recorded $2.1 million and $0.1 million of net foreign exchange gains during the years ended December 31, 2024 and 2023, respectively.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are comprised of certificates of deposit, corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. At December 31, 2025, our investment portfolio included marketable securities with an aggregate fair market value and amortized cost basis of $306.7 million and $306.0 million, respectively. Due to the current nature of our investment portfolio, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair value of our investment portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of December 31, 2025 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	12/31/2025	50 BPS	100 BPS	150 BPS
Marketable securities	$309,872	$308,856	$307,804	$306,714	$305,588	$304,426	$303,227

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A10 Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A10 Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Jose, California
February 25, 2026

A10 NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$71,139	$95,129
Marketable securities	306,714	100,429
Accounts receivable, net of allowances of $66 and $465, respectively	62,069	76,687
Inventory	18,032	22,005
Prepaid expenses and other current assets	18,000	13,038
Total current assets	475,954	307,288
Property and equipment, net	50,221	39,142
Goodwill	15,134	1,307
Intangible assets	6,259	—
Deferred tax assets, net	62,109	62,364
Other non-current assets	20,136	22,714
Total assets	$629,813	$432,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,694	$12,542
Accrued and other liabilities	41,132	32,696
Deferred revenue, current	80,824	78,335
Total current liabilities	133,650	123,573
Deferred revenue, non-current	61,982	69,924
Long-term debt	218,787	—
Other non-current liabilities	3,848	7,489
Total liabilities	418,267	200,986
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 91,996 and 90,520 shares issued and 71,498 and 73,693 shares outstanding, respectively	1	1
Treasury stock, at cost: 20,498 and 16,827 shares, respectively	(249,912)	(180,992)
Additional paid-in-capital	531,790	508,387
Dividends paid	(72,785)	(55,417)
Accumulated other comprehensive income	659	194
Retained earnings (accumulated deficit)	1,793	(40,344)
Total stockholders' equity	211,546	231,829
Total liabilities and stockholders' equity	$629,813	$432,815

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Products	$167,086	$139,799	$141,082
Services	123,471	121,897	110,618
Total revenue	290,557	261,696	251,700
Cost of revenue:
Products	33,403	31,218	31,468
Services	26,639	20,201	16,494
Total cost of revenue	60,042	51,419	47,962
Gross profit	230,515	210,277	203,738
Operating expenses:
Sales and marketing	84,467	83,300	85,976
Research and development	69,104	57,726	55,229
General and administrative	29,802	25,283	23,885
Total operating expenses	183,373	166,309	165,090
Income from operations	47,142	43,968	38,648
Non-operating income (expense):
Interest income	11,628	6,747	5,078
Interest and other income (expense), net	(6,348)	7,384	69
Total non-operating income, net	5,280	14,131	5,147
Income before income taxes	52,422	58,099	43,795
Provision for income taxes	10,285	7,959	3,825
Net income	$42,137	$50,140	$39,970
Net income per share:
Basic	$0.58	$0.68	$0.54
Diluted	$0.57	$0.67	$0.53
Weighted-average shares used in computing net income per share:
Basic	72,253	74,088	74,210
Diluted	73,590	75,302	75,550

 See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$42,137	$50,140	$39,970
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	367	214	911
Foreign currency translation adjustment	98	51	(256)
Comprehensive income	$42,602	$50,405	$40,625

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	73,738	$1	$(134,934)	$466,927	$(19,802)	$(726)	$(130,454)	$181,012
Stock-based compensation expense	—	—	—	15,088	—	—	—	15,088
Common stock issued under employee equity incentive plans	1,881	—	—	4,943	—	—	—	4,943
Repurchase of common stock	(1,260)	—	(15,975)	—	—	—	—	(15,975)
Payments for dividends	—	—	—	—	(17,817)	—	—	(17,817)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	911	—	911
Other comprehensive loss	—	—	—	—	—	(256)	—	(256)
Net Income	—	—	—	—	—	—	39,970	39,970
Balance at December 31, 2023	74,359	$1	$(150,909)	$486,958	$(37,619)	$(71)	$(90,484)	$207,876
Stock-based compensation expense	—	—	—	17,805	—	—	—	17,805
Common stock issued under employee equity incentive plans	1,516	—	—	3,624	—	—	—	3,624
Repurchase of common stock	(2,182)	—	(30,083)	—	—	—	—	(30,083)
Payments for dividends	—	—	—	—	(17,798)	—	—	(17,798)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	214	—	214
Other comprehensive income	—	—	—	—	—	51	—	51
Net Income	—	—	—	—	—	—	50,140	50,140
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Stock-based compensation expense	—	—	—	20,030	—	—	—	20,030
Common stock issued under employee equity incentive plans	1,476	—	—	3,373	—	—	—	3,373
Repurchase of common stock	(3,671)	—	(68,920)	—	—	—	—	(68,920)
Payments for dividends	—	—	—	—	(17,369)	—	—	(17,369)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	367	—	367
Other comprehensive income	—	—	—	—	—	99	—	99
Net Income	—	—	—	—	—	—	42,137	42,137
Balance at December 31, 2025	71,498	$1	$(249,912)	$531,790	$(72,786)	$660	$1,793	$211,546

See accompanying notes to consolidated financial statements.

A10 NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$42,137	$50,140	$39,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,859	11,293	9,346
Stock-based compensation	20,030	17,048	14,081
Provision for (recovery from) credit losses and sales returns	(399)	59	(699)
Other non-cash items	3,282	(424)	117
Changes in operating assets and liabilities:
Accounts receivable	14,569	(2,555)	(679)
Inventory	3,659	(760)	(6,302)
Prepaid expenses and other assets	(8,326)	(67)	(1,862)
Accounts payable	(1,516)	2,224	(2,999)
Accrued and other liabilities	4,568	6,609	(20,801)
Deferred revenue	(7,969)	6,925	14,342
Net cash provided by operating activities	84,894	90,492	44,514
Cash flows from investing activities:
Proceeds from sales of marketable securities	853	25,531	45,420
Proceeds from maturities of marketable securities	136,765	81,146	64,504
Purchases of marketable securities	(342,028)	(142,759)	(85,420)
Capital expenditures	(20,128)	(12,268)	(10,896)
Acquisition	(19,100)	—	—
Net cash provided by (used in) investing activities	(243,638)	(48,350)	13,608
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	3,373	3,624	4,943
Proceeds from the issuance of convertible debt	225,000	—	—
Payment of debt issuance costs	(7,330)	—	—
Repurchases of common stock	(68,920)	(30,084)	(15,975)
Payments for dividends	(17,369)	(17,797)	(17,817)
Net cash provided by (used in) financing activities	134,754	(44,257)	(28,849)
Net increase (decrease) in cash and cash equivalents	(23,990)	(2,115)	29,273
Cash and cash equivalents - beginning of year	95,129	97,244	67,971
Cash and cash equivalents - end of year	$71,139	$95,129	$97,244
Supplemental Disclosures:
Cash paid for income taxes, net of refunds	$6,777	$6,283	$2,409
Cash paid for interest	$3,334	$—	$—
Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$314	$2,277	$2,473
Capital expenditures included in accounts payable	$120	$672	$3,298
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

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Remaining amortization terms on leasehold improvements as of December 31, 2025 ranged from approximately one to three years.

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

Business Combinations
We use our best estimates and assumptions to allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We apply significant judgment in determining the fair value of the intangible assets acquired, which involves the use of significant estimates and assumptions with respect to revenue growth rates, royalty rate and technology migration curve. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed during the measurement period, any subsequent adjustments are included in our consolidated statements of operations.
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

Intangible Assets
Intangible assets with finite lives consist of acquired developed technology, customer relationships, trademarks and trade names acquired through our acquisition of ThreatX Protect. Intangible assets are recorded at their respective estimated fair values upon acquisition close. The Company determines the estimated useful lives for acquired intangible assets based on the expected future cash flows associated with the respective asset. The Company's intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, ranging from four to five years. Amortization expense related to acquired developed technology is charged to product cost of revenues. Amortization expense related to customer relationships, trademarks and trade names is charged to sales and marketing activities. Amortization expense related to patents and trademarks is charged to general and administrative activities. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.
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

In the year ended December 31, 2025, we recorded an impairment charge totaling $951 thousand related to an incomplete internally developed software project that will not be completed.

Revenue Recognition
We recognize revenue, net of applicable taxes, when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and software-as-a-service offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our software-as-a-service offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. We apply the following five-step revenue recognition model:

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

Contracts with Multiple Performance Obligations

Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes embedded ACOS software, which together deliver the essential functionality of our products. For contracts which contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the SSP. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.

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
Capitalization of Internally Developed Software to be Marketed and Sold
We capitalize software engineering labor costs related to certain long-term projects that are expected to take more than a year to complete. We account for the capitalization of labor costs under Accounting Standards Codification (“ASC”) Topic 985-20, Software to be Sold, Leased or Marketed. Once a long-term project is available for general release to customers, the accumulated capitalized labor costs associated with that project will begin to be amortized over the expected revenue-generating life of that project and are recorded in cost of sales. If internal-use software that was previously capitalized is abandoned, the cost less the accumulated amortization, if any, is recorded as an operating expense.

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

Warranty Costs
Our appliance hardware and software generally carry a warranty period of 90 days. Estimates of future warranty costs are based on historical returns and the application of the historical return rates to our in-warranty installed base. Warranty costs to repair or replace items sold to customers have been insignificant for the years ended December 31, 2025, 2024 and 2023.

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

Advertising Costs
Advertising costs are expensed when incurred. Advertising costs were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Segment Information
An operating segment is a component of an enterprise for which its discrete financial information is available and its operating results are regularly reviewed by our chief operating decision maker for resource allocation decisions and performance assessment. Our chief operating decision maker is our Chief Executive Officer.

Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing performance of the Company. Accordingly, we have one reportable segment and one operating segment. See Note 13 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

A substantial portion of our revenue is from sales of our products and services through distribution channel partners, such as resellers and distributors. In 2025, 2024 and 2023, sales through a single distribution channel partner represented 29%, 20% and 19% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Years Ended December 31,
	2025	2024	2023
Customer A	26%	15%	14%

We report revenue in two customer verticals: service providers, which accounted for 60%, 57% and 58% of our total revenue during the years ended December 31, 2025, 2024 and 2023, respectively, and enterprises, which accounted for 40%, 43% and 42% of our total revenue during years ended December 31, 2025, 2024 and 2023, respectively.

A substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 40%, 38% and 33% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, a single distribution channel partner accounted for 23% of our total gross accounts receivable. As of December 31, 2024, a single distribution channel partner accounted for 34% of our total gross accounts receivable.

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

Recently Adopted Accounting Standard

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for its fiscal year ending December 31, 2025. See Note 12 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2025 that are of significance or potential significance to us.

2. Revenue

Contract Balances
The following table reflects contract balances with customers (in thousands):

Balance Sheet Line Reference	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Accounts receivable, net	$62,069	$76,687	$74,307
Deferred revenue, current	80,824	78,335	82,657
Deferred revenue, non-current	61,982	69,924	58,677

The Company receives payment from customers based upon billing cycles. Invoice payment terms typically range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to the Company’s contractual right to consideration for performance obligations not yet billed, and are included in prepaid and other current assets in the Company’s consolidated balance sheets. The contract assets amount was immaterial as of December 31, 2025 and 2024.

Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and consists of performance obligations pertaining to support and subscription services. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $77.8 million and $80.7 million, respectively, related to deferred revenue at the beginning of the period.

Deferred revenue consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Deferred revenue:
Products	$2,783	$4,405	$14,917
Services	140,023	143,854	126,417
Total deferred revenue	142,806	148,259	141,334
Less: current portion	(80,824)	(78,335)	(82,657)
Non-current portion	$61,982	$69,924	$58,677

Deferred Contract Acquisition Costs
As of December 31, 2025, the current and non-current portions of deferred contract acquisition costs totaled $8.3 million and $5.7 million, respectively, and the related amortization was $7.1 million for the year ended December 31, 2025. As of December 31, 2024, the current and non-current portions of deferred contract acquisition costs totaled $6.2 million and $4.8 million, respectively, and the related amortization was $5.9 million for the year ended December 31, 2024.

For the years ended December 31, 2025, 2024 and 2023, the Company had no impairment loss in relation to capitalized deferred contract acquisition costs and no asset impairment charges related to contract assets.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.

The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

As of December 31, 2025
Within 1 year	$80,824
Next 2 to 3 years	51,628
Thereafter	10,354
Total	$142,806

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$184,414	$397	$(3)	$184,808	$52,311	$102	$(12)	$52,401
U.S. Treasury and agency securities	94,148	246	(4)	94,390	47,865	163	—	48,028
Asset-backed securities	27,419	99	(2)	27,516	—	—	—	—
Total marketable securities	$305,981	$742	$(9)	$306,714	$100,176	$265	$(12)	$100,429

During the years ended December 31, 2025 and 2024, the Company did not reclassify any amount to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses.

The Company anticipates that it will recover the entire amortized cost basis of its available-for-sale marketable securities and has determined that no allowance for credit losses was required to be recognized during the years ended December 31, 2025 and 2024.

The following table summarizes the cost and estimated fair value of debt securities based on stated effective maturities as of December 31, 2025 (in thousands):

	Amortized Cost	Fair Value
Less than 1 year	$182,342	$182,721
Mature in 1 - 3 years	123,639	123,993
Total	$305,981	$306,714

All available-for-sale securities are classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,024	$(3)	$—	$—	$12,024	$(3)
U.S. Treasury and agency securities	13,194	(4)	—	—	13,194	(4)
Asset-backed securities	3,348	(2)	—	—	3,348	(2)
Total	$28,566	$(9)	$—	$—	$28,566	$(9)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,516	$(12)	$—	$—	$12,516	$(12)
Total	$12,516	$(12)	$—	$—	$12,516	$(12)

Based on evaluation of securities that have been in a continuous loss position, the Company determined all gross unrealized losses on its marketable securities as of December 31, 2025 were temporary in nature and related primarily to interest rate shifts rather than changes in the underlying credit quality of the securities in a loss position. The Company has the ability to hold these investments until maturity, or for at least the foreseeable future. As such, the Company determined that as of December 31, 2025, there were no credit losses on any securities within its portfolio of marketable securities.

Fair Value Measurements

The following is a summary of the Company’s cash, cash equivalents and marketable securities. The Company records cash and cash equivalents at cost, which approximates fair value. Marketable securities are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$62,348	$—	$—	$62,348	$89,195	$—	$—	$89,195
Cash equivalents	8,791	—	—	8,791	5,934	—	—	5,934
Corporate securities	—	184,808	—	184,808	—	52,401	—	52,401
U.S. Treasury and agency securities	73,458	20,932	—	94,390	38,025	10,003	—	48,028
Asset-backed securities	—	27,516	—	27,516	—	—	—	—
	$144,597	$233,256	$—	$377,853	$133,154	$62,404	$—	$195,558

There were no transfers between Level 1 and Level 2 fair value measurement categories during the years ended December 31, 2025 and 2024.

The Company measures the fair value of the 2030 Notes (as defined in Note 8 Long-Term Debt below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $232.7 million as of December 31, 2025. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $2.0 million and $7.6 million, respectively. These contracts have maturities of approximately 30 days. For the years ended December 31, 2025 and 2024, the Company recorded unrealized net losses of $0.1 million and $0.2 million, respectively, in its consolidated statements of operations related to these contracts. For the years ended December 31, 2025 and 2024, the net realized gain recorded in the consolidated statements of operations from these contracts was $0.3 million and $4.5 million, respectively.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of December 31, 2025 and 2024, there were no outstanding foreign exchange forward contracts designated as hedging instruments.

5. Acquisition

ThreatX Protect Business

In February 2025, we completed an acquisition of the ThreatX Protect business of ThreatX, Inc. for $19.1 million in cash. This acquisition has been accounted for as a business combination. The purchase price allocation is as follows: $7.6 million to identified intangible assets, $2.5 million to deferred revenue assumed and $0.2 million to net assets acquired, with the excess $13.8 million of the purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

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

The results of operations of the acquired business, which are not material, have been included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the consolidated statements of operations.

The Company incurred approximately $0.3 million of acquisition-related costs, including legal, accounting, and advisory fees. These costs were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations. The cash outflows for these costs are classified as operating activities in the consolidated statements of cash flows.

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed Technology	$5,700	5.0
Customer Relationships	1,500	5.0
Trademark / trade name	400	4.0
Total	$7,600

Intangible assets subject to amortization as of December 31, 2025 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
Developed technology	$5,700	$(993)	$4,707	4.1 years
Customer relationships	1,500	(261)	1,239	4.1 years
Trademark / trade name	400	(87)	313	3.1 years
	$7,600	$(1,341)	$6,259

Amortization expense from acquired intangible assets was $1.3 million for the year ended December 31, 2025.

The expected future amortization expense for acquired intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$1,519
2027	1,519
2028	1,519
2029	1,437
2030	265
Total amortization expense	$6,259

Goodwill

The Company recorded goodwill in the amount of $13.8 million. There were no events or changes in circumstances that triggered an impairment review of ThreatX Protect goodwill or intangible assets during the year ended December 31, 2025.

6. Leases

The Company leases various facilities in the U.S., Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2028. These arrangements require the Company to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of December 31, 2025 (in thousands):

As of December 31, 2025
Operating leases
Right-of-use assets:
Other non-current assets	$8,858
Total right-of-use assets	$8,858

Lease liabilities:
Accrued liabilities	$5,562
Other non-current liabilities	3,409
Total operating lease liabilities	$8,971

The aggregate future lease payments for the Company’s operating leases as of December 31, 2025 were as follows (in thousands):

2026	$5,701
2027	3,234
2028	220
Total lease payments	9,155
Less: imputed interest	(184)
Present value of lease liabilities	$8,971

The components of lease costs were as follows (in thousands):

Year Ended December 31, 2025
Operating lease costs	$4,347
Short-term lease costs	592
Total lease costs	$4,939

Average lease terms and discount rates for the Company’s operating leases were as follows:

As of December 31, 2025
Weighted-average remaining term (in years)	1.6
Weighted-average discount rate	3.54%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

Year Ended December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,476

Right-of-use assets obtained in exchange for new lease liabilities	$—

Corporate Headquarters Lease
On May 2, 2019, the Company entered into a sublease agreement (the “Sublease”) with Marvell Semiconductor, Inc. (“Sublandlord”) for its corporate headquarters and research and development space located at 2300 Orchard Parkway, San Jose,

California, 95131 (the “Premises”). The term of the Sublease is approximately eight years and began on December 1, 2019, the date the Company commenced business operations at the Premises. The Sublease provides for monthly base rent of approximately $262,000 per month for the first year with annual increases thereafter. The total base rent through the end of the term of the Sublease will total approximately $33.8 million. In addition to base rent, the Company will also be responsible for operating and other facility expenses. The Company has accounted for the lease under ASC 842 and has a right-of-use asset of $8.9 million recorded in other non-current assets and has lease liabilities of $5.6 million and $3.4 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2025. The Company had a right-of-use asset of $11.5 million recorded in other non-current assets and has lease liabilities of $4.7 million and $7.2 million, recorded in accrued liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of December 31, 2024.

7. Other Balance Sheet Accounts Details

Accounts Receivable Allowance for Credit Losses

The following table presents the changes in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of December 31, 2025	As of December 31, 2024
Allowance for credit losses, beginning balance	$465	$405
Increase (decrease) in allowance	(232)	1,067
Write-offs, net of recoveries	(167)	(1,007)
Allowance for credit losses, ending balance	$66	$465

Inventory

Inventory consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Raw materials	$10,457	$12,883
Finished goods	7,575	9,122
Total inventory	$18,032	$22,005

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Prepaid expenses	$5,899	$4,245
Deferred contract acquisition costs	8,332	6,201
Other	3,769	2,592
Prepaid expenses and other current assets	$18,000	$13,038

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of December 31, 2025	As of December 31, 2024
	(in years)
Equipment	1 to 5	$46,637	$36,615
Software	1 to 6	7,023	5,705
Furniture and fixtures	1 to 7	531	531
Leasehold improvements	Lease term	3,560	3,439
Construction in progress		29,307	22,651
Property and equipment, gross		87,058	68,941
Less: accumulated depreciation		(36,837)	(29,799)
Property and equipment, net		$50,221	$39,142

Depreciation and amortization expense on property and equipment was $9.8 million, $6.0 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Internally Developed Software to be Marketed and Sold

During the year ended December 31, 2025, no costs were capitalized associated with internally developed software to be marketed and sold. During the years ended December 31, 2024 and 2023, capitalized costs totaled $0.0 million and $0.5 million, respectively. During the years ended December 31, 2025 and 2024, amortization cost totaled $0.5 million and $0.5 million, respectively. During the years ended December 31, 2025, 2024 and 2023, impairment cost totaled $1.0 million, $0.9 million and $3.0 million, respectively. As of December 31, 2025, the unamortized capitalized balance was $1.2 million.

Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024

Right-of-use assets	$8,858	$11,539
Deferred contract acquisition costs	5,693	4,814
Deposits	2,005	1,667
Other	3,580	4,694
Total other non-current assets	$20,136	$22,714

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Accrued compensation and benefits	$23,067	$19,058
Accrued tax liabilities	3,247	2,687
Lease liability	5,562	4,744
Accrued interest payable	1,553	—
Other	7,703	6,207
Total accrued liabilities	$41,132	$32,696

Other Non-Current Liabilities

Other non-current liabilities consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Lease liabilities	$3,409	$7,194
Other	439	295
Total other non-current liabilities	$3,848	$7,489

8. Long-Term Debt

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

The 2030 Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2030 Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under 2030 Notes. The 2030 Notes were not eligible for conversion as of December 31, 2025. No sinking fund is provided for the 2030 Notes.

The 2030 Notes are general unsecured obligations of the Company and rank senior in right of payment to all of Company’s existing and future indebtedness that is expressly subordinated in the right of payment to the 2030 Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of December 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.

The Company accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $6.2 million, was $218.8 million as of December 31, 2025. Interest expense related to the amortization of debt issuance costs was $5.9 million for the year ended December 31, 2025. The effective interest rate on the 2030 Notes is 3.43%.

9. Commitments and Contingencies

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

The Company has open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. The Company had open purchase commitments with manufactures in Taiwan totaling $23.6 million as of December 31, 2025.

The following table summarizes our non-cancelable operating leases as of December 31, 2025 (in thousands):

Years Ending December 31,	Operating Leases
2026	$5,701
2027	3,234
2028	220
Total	$9,155
Rent expense was $4.9 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

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

10. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Program

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of December 31, 2025, we had 2,464,605 shares available for future grant under the 2023 Plan.

Like the 2014 Plan, the shares authorized for the 2023 Plan increase annually on January 1 by the least of (i) 8,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our Board of Directors. Our Board of Directors determined the current shares authorized under the 2023 Plan were sufficient for the time being and decided not to increase the number of shares authorized on January 1, 2025.

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

Employees purchased 230,716 shares at an average price of $14.62 per share and with an aggregate intrinsic value of $0.6 million during the year ended December 31, 2025. Employees purchased 281,107 shares at an average price of $11.69 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2024. Employees purchased 274,937 shares at an average price of $12.88 per share and with an aggregate intrinsic value of $1.2 million during the year ended December 31, 2023. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares. As of December 31, 2025, we had 2,800,454 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock-based compensation by type of award:
Stock awards	$19,012	$15,958	$12,999
Employee stock purchase rights	1,018	1,090	1,082
Total	$20,030	$17,048	$14,081

Stock-based compensation by category of expense:
Cost of revenue	$1,627	$2,022	$1,702
Sales and marketing	4,435	3,946	3,722
Research and development	5,672	4,199	3,232
General and administrative	8,296	6,881	5,425
Total	$20,030	$17,048	$14,081

As of December 31, 2025, the Company had $35.2 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including ESPP under the Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.2 years.

Fair Value Determination

The fair values of employee stock purchase rights were estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.0%	5.0%	5.3%
Expected volatility	35%	32%	42%
Dividend rate	1.39%	1.50%	1.80%

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

•Dividend Rate. In December 2021, the Company paid its first quarterly cash dividend in the amount of $0.05 per share of common stock outstanding and increased the amount to $0.06 per share in the three months ended December 31, 2022. For the years ended December 31, 2025, 2024 and 2023, the expected dividend rate assumes cash dividends will total $0.24, $0.24 and $0.24 per common share outstanding annually, respectively.

Stock-based compensation expense related to shares not purchased due to terminations, or forfeitures, is reversed on the date of forfeiture.

Stock Options

No stock options were granted in years ended December 31, 2025, 2024 and 2023.

The intrinsic value of options exercised is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Intrinsic value of options exercised (1)	$—	$822	$1,440

(1)Intrinsic value of options exercised is the difference between the closing price of our common stock at the time of exercise and the exercise price paid.

Stock Awards

The Company has granted Restricted Stock Units (“RSUs”) to its employees, consultants and members of its Board of Directors, and Performance Stock Units (“PSUs”) to certain executives and employees. RSUs have service-based vesting conditions and PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of December 31, 2025, there were 2,468,406 RSUs outstanding that were unvested and 618,452 PSUs outstanding that had not yet achieved their market-performance vesting conditions.

Our RSUs typically vest over a three or four year service term. We granted 1,135,099, 1,424,261 and 1,315,210 RSUs in 2025, 2024 and 2023, respectively. The fair value of RSUs is determined to be the fair value of our common stock on the grant date as quoted on the New York Stock Exchange.

Our PSUs typically have a four year term. Market performance-based conditions are satisfied upon the achievement of specified 100-day volume weighted average stock price targets for the Company’s common stock. We granted 279,869, 363,445 and 326,630 PSUs in 2025, 2024 and 2023, respectively. The fair value of our PSUs is determined using a Monte Carlo valuation model which incorporates various assumptions including expected stock price volatility, expected term, expected dividend yield and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on historical volatility of our common stock price. We estimate the expected term based on various exercise scenarios. We estimate the expected dividend yield based on the current annual dividend payment per share divided by our grant date common stock price The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The following table summarizes our restricted stock unit activities and related information:

Service-Based Restricted Stock Units (RSUs)	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2024	2,496	$14.26
Granted	1,135	18.86
Released	(888)	14.31
Canceled	(275)	15.38
Nonvested as of December 31, 2025	2,468	$16.23	1.31

The following table summarizes our market performance-based restricted stock unit activities and related information:

Market Performance-Based Restricted Stock Units (PSUs)	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)
Nonvested as of December 31, 2024	746	$11.63
Granted	280	17.86
Released	(357)	11.76
Canceled	(51)	13.51
Nonvested as of December 31, 2025	618	$14.22	2.06

The fair values of market performance-based restricted stock units were estimated as of the grant date using a Monte Carlo valuation model with the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	4.0	4.0	4.0
Risk-free interest rate	4.2%	4.0%	4.3%
Expected volatility	44.75%	52.01%	50.20%
Dividend rate	1.17%	1.77%	1.63%

Following is additional information pertaining to our stock award activities for both RSUs and PSUs (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of stock awards granted (per share)	$18.66	$13.57	$14.04
Total fair value of stock awards released (vested) during the period	$16,906	$14,044	$13,535

Repurchase Agreements

In November 2024, the Company entered into a Common Stock Repurchase Agreement with entities affiliated with Summit Partners whereby the Company purchased 330 thousand shares of common stock for $15.73 per share, or an aggregate purchase price of $5.2 million. The Company’s common shares repurchased are held in treasury and accounted for under the cost method.

Stock Repurchase Programs

On November 7, 2023, the Company announced its Board of Directors had authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock over a period of twelve months. On November 7, 2024, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. On May 1, 2025, the Company announced its Board of Directors had authorized a new, non-expiring stock repurchase program under which the Company may repurchase up to $75 million of its outstanding common stock. As of December 31, 2025, the Company had $53.4 million available to repurchase shares under this program. Under all of the Company’s stock repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions and by withholding shares in connection with vesting equity awards held by certain employees, including under plans complying with Rule 10b5-1 under the Exchange Act.

To date, all repurchases under the Company’s stock repurchase programs have occurred in the open market, in negotiated transactions and from withholding shares in connection with vesting equity awards held by certain employees. During the year ended December 31, 2025, the Company repurchased 3.7 million shares for a total cost of $68.9 million.

During the year ended December 31, 2024, the Company repurchased 2.2 million shares for a total cost of $30.1 million. During the year ended December 31, 2023, the Company repurchased 1.3 million shares for a total cost of $16.0 million.

11. Net Income Per Share

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

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023
Stock options, stock awards and employee stock purchase rights	30	23	93
2030 Notes	9,591	—	—
Total	9,621	23	93

12. Income Taxes

The geographical breakdown of income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic income	$49,064	$56,707	$41,105
Foreign income	3,358	1,392	2,690
Income before income taxes	$52,422	$58,099	$43,795

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current provision for income taxes:
Federal	$4,096	$3,894	$329
State	2,416	1,809	2,016
Foreign	2,052	1,959	1,228
Total current	8,564	7,662	3,573
Deferred tax expense (benefit):
Federal	$3,114	$975	$1,374
State	(1,512)	(556)	(1,265)
Foreign	119	(122)	143
Total deferred	1,721	297	252
Provision for income taxes	$10,285	$7,959	$3,825

     The reconciliation of the statutory federal income taxes and the provision for income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 is as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	Percentage
Tax at statutory rate	$11,009	21.0%
State and local income taxes - net of federal income tax effect(1)	904	1.7
Foreign tax effects:
Withholding tax	1,420	2.7
Foreign rate differential	128	0.2
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(3,577)	(6.8)
Subpart F income and section 78 gross up	99	0.2
Tax credits:
R&D tax credits, net of uncertain positions	559	1.1
Foreign tax credits	(1,540)	(2.9)
Nontaxable or non deductible items:
Stock-based compensation including 162(m) limitation	1,588	3.0
Other	2	—
Changes in unrecognized tax benefits	(307)	(0.6)
	$10,285	19.6%
(1) State taxes in Illinois made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the statutory federal income taxes and the provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Years Ended December 31,
	2024		2023
	Amount	Percentage	Amount	Percentage
Tax at statutory rate	$12,201	21.0%	$9,197	21.0%
State tax - net of federal benefits	763	1.3%	751	1.7%
Foreign rate differential	1,606	2.8%	954	2.2%
Changes in federal valuation allowance	—	—%	210	0.5%
Stock-based compensation	108	0.2%	(1,083)	(2.5)%
Non-deductible meals and entertainment expenses	289	0.5%	398	0.9%
Other permanent items	—	—%	5	—%
Federal tax credits - net of uncertain tax positions	(3,959)	(6.8)%	(4,047)	(9.2)%
Return to provision true-up	(162)	(0.3)%	(8)	—%
Foreign-derived intangible income deduction	(3,699)	(6.4)%	(3,585)	(8.2)%
162(m) limitation on officers compensation	873	1.5%	1,221	2.8%
Other	(61)	(0.1)%	(188)	(0.4)%
Provision for income taxes	$7,959	13.7%	$3,825	8.7%

Cash paid for income taxes (net of refunds) consisted of the following (in thousands):

Year Ended
December 31, 2025
U.S. Federal	$3,621
U.S. State and local	2,087
Foreign	1,069
Cash paid for income taxes (net of refunds)	$6,777

Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. Federal for $3.6 million, Illinois for $1.3 million, Japan for $0.5 million and India for $0.3 million.

Deferred tax balances are comprised of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,395	$3,561
Research and development credits, net of uncertain tax positions	19,350	29,217
Accruals, reserves and other	24,613	19,086
Stock-based compensation	2,108	2,040
Depreciation and amortization	(1,760)	(1,293)
Operating lease liability	1,704	2,728
Capitalized research and development expenses	37,771	30,985
Gross deferred tax assets	87,181	86,324
Valuation allowance	(19,773)	(18,569)
Total deferred tax assets	67,408	67,755
Deferred tax liabilities:
Deferred contract acquisition costs	(3,300)	(2,560)
Operating lease right-of-use asset	(1,642)	(2,610)
Other	(357)	(221)
Total deferred tax liabilities	(5,299)	(5,391)
Net deferred tax assets	$62,109	$62,364

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Primarily based upon a strong earnings history, expectation of future taxable income, with the exception of certain state tax attributes, we believe that a significant amount of the deferred tax assets would be realized on a more likely than not basis. Therefore, we released the valuation allowance on our U.S. deferred tax assets except for state credits in 2021. For the years ended December 31, 2025 and 2024, the valuation allowance increased by $1.2 million and $1.0 million, respectively.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost.

As of December 31, 2025 and 2024, we had no U.S. federal NOL carryforward balance. As of December 31, 2025 and 2024, we had state NOL carryforwards of $48.1 million and $51.0 million, respectively. The state NOL carryforwards expire in various years beginning in 2025, if not utilized.

Additionally, as of December 31, 2025 and 2024, we had U.S. federal research and development credit carryforwards of $2.2 million and $14.8 million, respectively, and state research and development credit carryforwards of $28.5 million and $27.1 million, respectively. The federal credit carryforwards will begin to expire at various dates beginning in 2031 while the state credit carryforwards can be carried over indefinitely.

Utilization of the NOL and credit carryforwards may be subject to an annual limitation provided for in IRC Sections 382 and 383 and similar state codes. Any annual limitation could result in the expiration of NOL and credit carryforwards before utilization. The Company believes NOL’s will not expire unused as a result of any Section 382 annual limitations.

Additionally, as of December 31, 2025 and 2024, we had no U.S. foreign tax credit carryforwards.

With respect to our undistributed foreign subsidiaries’ earnings, we consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Our intention has not changed subsequent to the one-time transition tax under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes in the various countries. As of December 31, 2025 and 2024, the undistributed earnings approximated $21.3 million and $18.6 million, respectively. Our undistributed earnings through December 31, 2017, have been taxed under the one-time transition tax under the Tax Act.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Section 174 to require research and experimental (“R&E”) expenses incurred in tax years beginning on or after January 1, 2022, to be capitalized and amortized over five years (fifteen years for expenditures attributable to R&E activity performed outside the U.S.) using a half-year convention. Prior to the amendment, Section 174 expenses were allowed to be expensed in the year incurred. In 2025, the Company is capitalizing $48.7 million of US R&E expenses (amortizable over 10 years) and $15.4 million of R&E expenses performed outside the US (amortizable over 15 years) which results in unfavorable book/tax differences as a temporary adjustment. Since the Section 174 impact is a temporary difference, no material impact to tax expense is expected.

Uncertain Tax Positions

As of December 31, 2025, 2024 and 2023, we had gross unrecognized tax benefits of $8.2 million, $8.1 million and $7.6 million, respectively. Accrued interest expense related to unrecognized tax benefits is recognized as part of our income tax provision in our consolidated statements of operations and was immaterial for the years ended December 31, 2025, 2024 and 2023. Our policy for classifying interest and penalties associated with unrecognized income tax benefits is to exclude such items in income tax expense.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits—beginning balance	$8,075	$7,575	$7,077
Increases (decreases) related to tax positions from prior years	(225)	—	27
Increases related to tax positions taken during current year	447	576	580
Releases / statute lapses	(80)	(76)	(109)
Gross unrecognized tax benefits—ending balance	$8,217	$8,075	$7,575

These amounts are related to certain deferred tax assets with a corresponding valuation allowance. As of December 31, 2025, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.0 million.

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

13. Segment and Geographic Information

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers and is consistent with how we evaluate our financial performance (in thousands):

	Years Ended December 31,
	2025	2024	2023
Americas	$175,181	$134,356	$132,745
United States	160,528	117,707	113,766
Americas-other	14,653	16,649	18,979
APJ	70,524	87,175	77,606
EMEA	44,852	40,165	41,349
Total	$290,557	$261,696	$251,700
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

The following table is a summary of our long-lived assets which include property and equipment, net and right-of-use assets based on the physical location of the assets (in thousands):

	As of December 31, 2025	As of December 31, 2024
Americas	$54,798	$48,468
Japan	1,852	363
Other	2,429	1,850
Total	$59,079	$50,681

14. Employee Benefit Plan

The Company has a profit sharing plan that qualifies under IRC Section 401(k), which is offered to all of its U.S. employees. Participants in the plan may elect to contribute up to $23,500 of their annual compensation to the plan for the 2025 calendar year and $24,500 for the 2026 calendar year. Individuals who are 50 or older may contribute an additional $7,500 of their annual income for the 2025 calendar year and $8,000 for the 2026 calendar year. The Company typically matches 50% of the first 6% of the employee’s eligible compensation for a maximum employer contribution of $2,500 per participant per year. The Company’s matching contributions totaled $1.2 million, $1.1 million and $1.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

15. Subsequent Event

On February 4, 2026, the Company announced its Board of Directors declared a quarterly dividend. The dividend, in the amount of $0.06 per share of common stock outstanding, will be paid on March 2, 2026, to stockholders of record on

February 16, 2026. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time to time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, and that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in this Annual Report on Form 10-K.
Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

Insider Adoption, Modification or Termination of Trading Arrangements

During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Board of Directors and Corporate Governance—Nominees for Director,” “Board of Directors and Corporate Governance—Board Meetings and Committees,” and “Executive Officers” contained in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance—Director Compensation,” and “Executive Compensation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Board of Directors and Corporate Governance—Director Independence” and “Related Person Transactions” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36343	3.1	December 6, 2019
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36343	3.2	December 6, 2019
4.1	Form of common stock certificate of the Registrant	S-1/A	333-194015	4.1	March 10, 2014
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, amended as of October 4, 2013	S-1/A	333-194015	4.2	March 10, 2014
4.3	Description of the Registrant’s securities	10-K	001-36343	4.3	March 10, 2020
4.4	Indenture, dated as of March 17, 2025, between the Registrant and U.S. Bank Trust Company, National Association, as trustee (including form of certificate representing the notes)	8-K/A	001-36343	4.1	March 20, 2025
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-194015	10.1	March 10, 2014
10.2*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.1	August 6, 2015
10.3*	2014 Employee Stock Purchase Plan, as amended	S-8	333-287082	99.1	May 8, 2025
10.4*	Form of Stock Option Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.4	August 4, 2014
10.5*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36343	10.5	August 4, 2014
10.6*	Offer Letter, dated November 12, 2019, by and between the Registrant and Dhrupad Trivedi	8-K	001-36343	10.2	November 21, 2019
10.7*	Form of CEO Change in Control and Severance Agreement	8-K	001-36343	10.3	November 21, 2019
10.8	Reseller Agreement, dated April 2, 2009, by and between the Registrant and NEC Corporation	S-1	333-194015	10.12	February 18, 2014
10.9	First Amendment to Reseller Agreement, dated May 19, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.13	February 18, 2014
10.10	Second Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.14	February 18, 2014
10.11	Third Amendment to Reseller Agreement, dated April 1, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.15	February 18, 2014

Exhibit Number		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
10.12	Fourth Amendment to Reseller Agreement, dated October 3, 2011, by and between the Registrant and NEC Corporation	S-1	333-194015	10.16	February 18, 2014
10.13	Fifth Amendment to Reseller Agreement, dated April 2, 2012, by and between the Registrant and NEC Corporation	S-1	333-194015	10.17	February 18, 2014
10.14	Sixth Amendment to Reseller Agreement, dated November 29, 2012, by and between the Registrant and NEC Corporation	S-1	333-194015	10.18	February 18, 2014
10.15	Seventh Amendment to Reseller Agreement, dated April 9, 2013, by and between the Registrant and NEC Corporation	S-1	333-194015	10.19	February 18, 2014
10.16	Eighth Amendment to Reseller Agreement, dated October 22, 2013, by and between the Registrant and NEC Corporation	S-1	333-194015	10.20	February 18, 2014
10.17	Ninth Amendment to Reseller Agreement, executed on April 22, 2014, by and between the Registrant and NEC Corporation	10-Q	001-36343	10.1	August 4, 2014
10.18	Manufacturing Services Agreement, dated December 8, 2006, by and between the Registrant and Lanner Electronics (USA)	S-1	333-194015	10.21	February 18, 2014
10.19	Amendment No. 1 to Manufacturing Services Agreement, dated June 27, 2013, by and between the Registrant and Lanner Electronics (USA)	S-1	333-194015	10.22	February 18, 2014
10.20	Contract Manufacturer Agreement, dated July 1, 2008, by and between the Registrant and AEWIN Technologies, Inc.	S-1	333-194015	10.23	February 18, 2014
10.21	Amendment No. 1 to Contract Manufacturer Agreement, dated June 30, 2014, by and between the Registrant and AEWIN Technologies, Inc.	10-K	001-36343	10.31	March 11, 2015
10.22*	Form of Change in Control and Severance Agreement	S-1/A	333-194015	10.25	March 10, 2014
10.23*	Executive Incentive Compensation Plan	10-K	001-6343	10.32	March 1, 2016
10.24	Sublease Agreement, dated May 2, 2019, by and between Marvell Corporation and the Registrant	10-Q	001-36343	10.1	May 8, 2019
10.25*	2023 Stock Incentive Plan	S-8	333-272010	4.1	May 17, 2023
10.26*	Form of Stock Option Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.2	May 3, 2024
10.27*	Form of Restricted Stock Unit Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.3	May 3, 2024
10.28*	Form of Restricted Stock Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.4	May 3, 2024
10.29*	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2023 Stock Incentive Plan	10-Q	001-36343	10.1	August 5, 2025
19.1	Insider Trading Policy	10-K	001-36343	19.1	February 25, 2025
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act					X
97	A10 Networks, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-36343	97	February 29, 2024
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit Number	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

A10 NETWORKS, INC.

Date:	February 25, 2026	By:	/s/ Dhrupad Trivedi
Dhrupad Trivedi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dhrupad Trivedi	Chief Executive Officer, President and Chairman of the Board	February 25, 2026
Dhrupad Trivedi	(Principal Executive Officer)

/s/ Michelle Caron	Chief Financial Officer	February 25, 2026
Michelle Caron	(Principal Financial and Accounting Officer)

/s/ Tor R. Braham	Director	February 25, 2026
Tor R. Braham

/s/ Peter Y. Chung	Director	February 25, 2026
Peter Y. Chung

/s/ Eric Singer	Director	February 25, 2026
Eric Singer

/s/ Dana Wolf	Director	February 25, 2026
Dana Wolf