Form 10-Q
period 2026-03-31
A10 Networks, Inc.
filed 2026-05-07
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 4, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 71,998,175.

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

These forward-looking statements include, but are not limited to, statements concerning the following:
• our strategy, including as to capital allocation, revenue growth, expanding recurring revenue, and positioning for AI-driven workloads, business plan and our ability to effectively manage our growth and business operations;
• our expectations with respect to recognizing revenue related to remaining performance obligations;
• our expectations with respect to demand for our products and services;
• our plans to introduce new products and enhance our cybersecurity and AI-ready solutions;
• our investment plans, including with respect to our sales and marketing organizations, research and development (including cybersecurity technology and AI technologies), distribution channel programs and increasing awareness of our solutions on a global basis;
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
• our evaluations and expectations with respect to the potential impacts of OBBBA (as defined below);
• the impact of tariffs, import/export restrictions, and trade policies on our business, demand, and cost inputs;
• our expectations regarding demand trends across our service provider and enterprise customer verticals;
• our plans to strengthen our sales efforts in North America; and
• our expectations regarding cash flows from operating activities.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2026. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers, or the loss of, or reduction in orders from, significant customers or distribution channel partners on whom we depend for a substantial portion of our revenue; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends and our ability to compete effectively in the market for AI-driven network solutions; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; including changes in tariffs, trade policies, import/export restrictions, and countermeasures that may impact our costs, supply chain, or customer demand; risks related to our convertible notes, including interest expense obligations, potential dilution upon conversion, and liquidity requirements in the event of a fundamental change; cybersecurity threats, security breaches, or other vulnerabilities affecting our own systems, products, or services; our ability to attract, retain, and motivate qualified personnel, including key technical, sales, and management employees; changes in tax laws and regulations, including ongoing assessment of the impact of OBBBA on our financial results; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain, including risks associated with the geographic concentration of our manufacturing operations in Taiwan and potential geopolitical instability affecting the region; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$57,895	$71,139
Marketable securities	311,867	306,714
Accounts receivable, net of allowances of $46 and $66, respectively	69,003	62,069
Inventory	20,172	18,032
Prepaid expenses and other current assets	20,611	18,000
Total current assets	479,548	475,954
Property and equipment, net	51,972	50,221
Goodwill	15,134	15,134
Intangible assets, net	5,879	6,259
Deferred tax assets, net	63,034	62,109
Other non-current assets	18,853	20,136
Total assets	$634,420	$629,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,078	$11,694
Accrued and other liabilities	30,740	41,132
Deferred revenue, current	84,298	80,824
Total current liabilities	129,116	133,650
Deferred revenue, non-current	62,864	61,982
Long-term debt	219,153	218,787
Other non-current liabilities	2,450	3,848
Total liabilities	413,583	418,267
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 92,395 and 91,996 shares issued and 71,759 and 71,498 shares outstanding, respectively	1	1
Treasury stock, at cost: 20,636 and 20,498 shares, respectively	(252,408)	(249,912)
Additional paid-in-capital	536,611	531,790
Dividends paid	(77,089)	(72,785)
Accumulated other comprehensive income (loss)	(103)	659
Retained earnings	13,825	1,793
Total stockholders' equity	220,837	211,546
Total liabilities and stockholders' equity	$634,420	$629,813
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenue:
Products	$43,986	$35,979
Services	31,014	30,158
Total net revenue	75,000	66,137
Cost of net revenue:
Products	8,930	7,263
Services	6,346	6,179
Total cost of net revenue	15,276	13,442
Gross profit	59,724	52,695
Operating expenses:
Sales and marketing	20,014	19,545
Research and development	19,018	15,900
General and administrative	7,693	8,472
Total operating expenses	46,725	43,917
Income from operations	12,999	8,778
Non-operating income (expense):
Interest income	3,383	1,790
Interest and other income (expense), net	(2,158)	(90)
Total non-operating income, net	1,225	1,700
Income before income taxes	14,224	10,478
Provision for income taxes	2,192	935
Net income	$12,032	$9,543
Net income per share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13
Weighted-average shares used in computing net income per share:
Basic	71,667	73,555
Diluted	72,915	75,048

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$12,032	$9,543
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(664)	23
Unrealized loss on cash flow hedge	(99)	(65)
Comprehensive income	$11,269	$9,501

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended March 31, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	530	—	—	—	—	—	—	—
Repurchase of common stock	(2,402)	—	(47,030)	—	—	—	—	(47,030)
Stock-based compensation expense	—	—	—	6,018	—	—	—	6,018
Payments for dividends	—	—	—	—	(4,434)	—	—	(4,434)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	23	—	23
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(65)	—	(65)
Net Income	—	—	—	—	—	—	9,543	9,543
Balance at March 31, 2025	71,821	$1	$(228,022)	$514,405	$(59,851)	$152	$(30,801)	$195,884

Three Months Ended March 31, 2026	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	71,498	$1	$(249,912)	$531,790	$(72,786)	$660	$1,793	$211,546
Common stock issued under employee equity incentive plans	399	—	—	—	—	—	—	—
Repurchase of common stock	(138)	—	(2,496)	—	—	—	—	(2,496)
Stock-based compensation expense	—	—	—	4,821	—	—	—	4,821
Payments for dividends	—	—	—	—	(4,303)	—	—	(4,303)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(664)	—	(664)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(99)	—	(99)
Net Income	—	—	—	—	—	—	12,032	12,032
Balance at March 31, 2026	71,759	$1	$(252,408)	$536,611	$(77,089)	$(103)	$13,825	$220,837

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$12,032	$9,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,969	3,396
Stock-based compensation	4,821	6,018
Other non-cash items	716	1,237
Changes in operating assets and liabilities:
Accounts receivable	(6,974)	10,543
Inventory	(2,147)	1,152
Prepaid expenses and other assets	(3,654)	(2,896)
Accounts payable	902	(5,646)
Accrued and other liabilities	(11,790)	(8,175)
Deferred revenue	4,356	2,032
Net cash provided by operating activities	2,231	17,204
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	58,525	30,744
Purchases of marketable securities	(64,282)	(41,896)
Acquisition	—	(19,100)
Capital expenditures	(2,920)	(4,494)
Net cash used in investing activities	(8,677)	(34,746)
Cash flows from financing activities:
Proceeds from the issuance of convertible notes	—	225,000
Payment of debt issuance costs	—	(7,277)
Repurchase of common stock	(2,495)	(47,030)
Payments for dividends	(4,303)	(4,434)
Net cash provided by (used in) financing activities	(6,798)	166,259
Net increase (decrease) in cash and cash equivalents	(13,244)	148,717
Cash and cash equivalents—beginning of period	71,139	95,129
Cash and cash equivalents—end of period	$57,895	$243,846

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$7	$314
Capital expenditures included in accounts payable	$1,482	$193
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$111	$5
Cash paid for interest on debt	$3,094	$—

See accompanying notes to the condensed consolidated financial statements.

A10 Networks, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business

A10 Networks, Inc. (together with our subsidiaries, the “Company”, “A10”, “we”, “our” or “us”) is a global provider of secure application and network solutions that protect, optimize, and scale business-critical systems across on-premises, hybrid cloud, and edge environments. Our network infrastructure and security products are designed to enable large enterprises, service providers, and cloud platforms worldwide to deliver performance, reliability, and protection against cyber threats, while preparing their networks for the demands of artificial intelligence (“AI”) and next-generation applications.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software licenses and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes post contract support (“PCS”), professional services, training and software-as-a-service (“SaaS”) offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our SaaS offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

We sell our products globally to enterprises and service providers that depend on data center applications and networks to generate revenue and manage operations efficiently. We report two customer verticals: enterprises, which accounted for 56% and 41% of our total revenue during the three months ended March 31, 2026 and 2025, respectively, and service providers, which accounted for 44% and 59% of our total revenue during the three months ended March 31, 2026 and 2025, respectively. While we expect total demand to remain strong as the need for cybersecurity solutions continues to increase, we expect the demand shift trend from service provider to enterprise to continue in the near term. We report customer revenues in three broad geographic regions: the Americas, APJ and EMEA regions. The Americas region comprises the U.S. and all other countries in the Americas (excluding the U.S.). The APJ region comprises Asia Pacific region including Japan. The EMEA region comprises Europe, Middle East and Africa. We believe this vertical and geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

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

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As permitted under these rules and regulations, we have condensed or omitted certain financial information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from our audited financial statements, which are included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026 (the “2025 Annual Report”).

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

These financial statements and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto in the 2025 Annual Report.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2025 Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

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

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended March 31, 2026 and 2025, sales through a single distribution channel partner represented 38% and 17% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended March 31,
Customers	2026	2025
Customer A	37%	15%

We report revenue in two customer verticals: service providers, which accounted for 44% and 59% of our total revenue during the three months ended March 31, 2026 and 2025, respectively, and enterprises, which accounted for 56% and 41% of our total revenue during three months ended March 31, 2026 and 2025, respectively.

A substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 55% and 44% of our total revenue for three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, a single distribution channel accounted for 40% of our total gross accounts receivable. As of December 31, 2025, a single distribution channel accounted for 23% of our total gross accounts receivable.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2026 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of March 31, 2026 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Operating leases
Right-of-use assets:
Other non-current assets	$7,572	$8,858
Total right-of-use assets	$7,572	$8,858

Lease liabilities:
Accrued liabilities	$5,600	$5,562
Other non-current liabilities	1,983	3,409
Total operating lease liabilities	$7,583	$8,971

The aggregate future lease payments for non-cancelable operating leases as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$4,262
2027	3,217
2028	215
Total lease payments	7,694
Less: imputed interest	(111)
Present value of lease liabilities	$7,583

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$1,082	$1,086
Short-term lease costs	160	185
Total lease costs	$1,242	$1,271

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining term (years)	1.40	2.24
Weighted-average discount rate	3.6%	3.18%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,402	$1,369

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$192,096	$83	$(185)	$191,994	$184,414	$397	$(3)	$184,808
U.S. Treasury and agency securities	91,601	62	(152)	91,511	94,148	246	(4)	94,390
Asset-backed securities	28,306	62	(6)	28,362	27,419	99	(2)	27,516
Debt securities	$312,003	$207	$(343)	$311,867	$305,981	$742	$(9)	$306,714

During the three months ended March 31, 2026 and 2025, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of March 31, 2026 (excluding publicly held equity securities, in thousands):

As of March 31, 2026	Amortized Cost	Fair Value
Less than 1 year	$194,026	$194,080
Mature in 1 - 3 years	117,977	117,787
Debt securities	$312,003	$311,867

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of March 31, 2026 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$112,231	$(185)	$—	$—	$112,231	$(185)
U.S. Treasury and agency securities	55,972	(152)	—	—	55,972	(152)
Asset-backed securities	5,428	(6)	—	—	5,428	(6)
Total	$173,631	$(343)	$—	$—	$173,631	$(343)

Marketable securities in an unrealized loss position as of December 31, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,024	$(3)	$—	$—	$12,024	$(3)
U.S. Treasury and agency securities	13,194	(4)	—	—	13,194	(4)
Asset-backed securities	3,348	(2)	—	—	3,348	(2)
Total	$28,566	$(9)	$—	$—	$28,566	$(9)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2026 and 2025.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$52,082	$—	$—	$52,082	$62,348	$—	$—	$62,348
Cash equivalents	5,813	—	—	5,813	8,791	—	—	8,791
Corporate securities	—	191,994	—	191,994	—	184,808	—	184,808
U.S. Treasury and agency securities	71,036	20,475	—	91,511	73,458	20,932	—	94,390
Asset-backed securities	—	28,362	—	28,362	—	27,516	—	27,516
	$128,931	$240,831	$—	$369,762	$144,597	$233,256	$—	$377,853

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three months ended March 31, 2026 and 2025.

The Company measures the fair value of the 2030 Notes (as defined below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $267.0 million as of March 31, 2026. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $4.9 million and $2.0 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended March 31, 2026 and 2025, the Company recorded an unrealized net losses of $52 thousand and $24 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended March 31, 2026 and 2025, the Company recorded a realized net gain of $0.2 million and a realized net loss of $0.5 million, respectively, in its condensed consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of March 31, 2026 and December 31, 2025, the Company had no outstanding foreign exchange forward contracts designated as hedging instruments.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700	5
Customer relationships	1,500	5
Trademark / trade name	400	4
Total	$7,600

Acquired intangible assets subject to amortization as of March 31, 2026 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(1,274)	$4,426	3.9
Customer relationships	1,500	(335)	1,165	3.9
Trademark / trade name	400	(112)	288	2.9
	$7,600	$(1,721)	$5,879

Amortization expense from acquired intangible assets was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The expected future amortization expense for acquired intangible assets as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$1,139
2027	1,519
2028	1,519
2029	1,437
2030	265
Total amortization expense	$5,879

Goodwill

The Company recorded goodwill in the amount of $13.8 million. There were no events or changes in circumstances that triggered an impairment review during the three months ended March 31, 2026.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of March 31, 2026	As of December 31, 2025

Allowance for credit losses, beginning balance	$66	$465
Decrease in allowance	—	(232)
Write-offs, net of recoveries	(20)	(167)
Allowance for credit losses, ending balance	$46	$66

Inventory

Inventory consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025

Raw materials	$11,445	$10,457
Finished goods	8,727	7,575
Total inventory	$20,172	$18,032

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025

Prepaid expenses	$8,084	$5,899
Deferred contract acquisition costs	8,405	8,332
Other	4,122	3,769
Total prepaid expenses and other current assets	$20,611	$18,000

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of March 31, 2026	As of December 31, 2025
	(in years)
Equipment	1 - 5	$48,595	$46,637
Software	1 - 3	7,374	7,023
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,560	3,560
Construction in process		30,903	29,307
Property and equipment, gross		90,963	87,058
Less: accumulated depreciation		(38,991)	(36,837)
Property and equipment, net		$51,972	$50,221

Construction in process primarily consists of deferred software development costs related to several SaaS projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $2.7 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.

Internally Developed Software to be Marketed and Sold

During the three months ended March 31, 2026 and 2025, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended March 31, 2026 and 2025, amortization cost totaled $0.1 million in each period, respectfully. As of March 31, 2026, the unamortized capitalized internally developed software balance was $1.1 million and is included in other non-current assets.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025

Accrued compensation and benefits	$12,550	$23,067
Accrued tax liabilities	6,267	3,247
Lease liability	5,600	5,562
Accrued interest payable	6	1,553
Other	6,317	7,703
Total accrued liabilities	$30,740	$41,132

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Deferred revenue:
Products	$16,356	$2,783
Services	130,806	140,023
Total deferred revenue	147,162	142,806
Less: current portion	(84,298)	(80,824)
Non-current portion	$62,864	$61,982

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

The 2030 Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2030 Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under 2030 Notes. The 2030 Notes were not eligible for conversion as of March 31, 2026. No sinking fund is provided for the 2030 Notes.

The 2030 Notes are general unsecured obligations of the Company and rank senior in right of payment to all of Company’s existing and future indebtedness that is expressly subordinated in the right of payment to the 2030 Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of March 31, 2026, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.

The Company accounted for the issuance of the 2030 Notes as a single liability measured at its amortized cost, as no embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $5.8 million, was $219.2 million as of March 31, 2026. Interest expense related to the amortization of debt issuance costs was $1.9 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The effective interest rate on the 2030 Notes is 3.43%.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 – Leases for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of March 31, 2026.

Rent expense was $1.2 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $46.4 million as of March 31, 2026.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of March 31, 2026, we had 2,020,296 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of March 31, 2026, the Company had 2,800,454 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation by type of award:
Stock awards	$4,576	$5,794
Employee stock purchase rights	245	224
	$4,821	$6,018

Stock-based compensation by category of expense:
Cost of net revenue	$388	$625
Sales and marketing	1,141	894
Research and development	1,492	1,390
General and administrative	1,800	3,109
	$4,821	$6,018

As of March 31, 2026, the Company had $39.1 million of unrecognized stock-based compensation expense related to unvested stock-based awards, including common stock acquired under our Amended 2014 Purchase Plan, which will be recognized over a weighted-average period of 2.4 years.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of March 31, 2026, there were 2,445,077 RSUs and 687,070 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2025	3,086	$15.83
Granted	482	19.22
Released	(399)	14.30
Canceled	(37)	16.06
Nonvested as of March 31, 2026	3,132	$16.54	1.79	$72,415

The aggregate fair value of stock awards released was $5.7 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively.

Stock Repurchase Programs

On November 1, 2022, the Company announced that the Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. On November 7, 2023, the Company announced that the Board of Directors authorized a stock repurchase program of up to $50 million of its common stock over a period of twelve months. These repurchase programs were active for twelve months and are expired.

On November 7, 2024, the Company announced that the Board of Directors authorized a stock repurchase program of up to $50 million of its common stock (the “2024 Program”). The 2024 Program did not have a specified term or termination date. The Board of Directors terminated the 2024 Program on May 1, 2025.

On May 1, 2025, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. During the three months ended March 31, 2026, we repurchased 137,612 shares for a total of $2.5 million or $18.13 per share under the 2025 Program. As of March 31, 2026, the Company had $53.1 million available to repurchase shares under the 2025 Program.

Under the Company’s stock repurchase programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate it to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities and Exchange Act of 1934 (the “Exchange Act”).

10. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock awards (RSUs and PSUs), employee stock purchase rights and the 2030 Notes, unless the potential common shares are anti-dilutive.

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net income per share
Numerator:
Net income	$12,032	$9,543
Denominator:
Weighted-average shares outstanding - basic	71,667	73,555
Effect of dilutive potential common shares from stock awards and employee stock purchase plan	1,248	1,493
Weighted-average shares outstanding - diluted	72,915	75,048
Net income per share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock awards and employee stock purchase rights	120	144
2030 Notes	9,591	9,591
Total	9,711	9,735

11. Income Taxes

We recorded a provision for income taxes of $2.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s income tax provision for the three months ended March 31, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

We had $8.3 million of unrecognized tax benefits as of March 31, 2026.

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

Statement of Cash Flows Income Taxes Paid Disclosure

Cash payments of U.S. federal, state and foreign income taxes, net of refunds, during the three months ended March 31, 2026 were as follows (in thousands):

Tax Jurisdiction	Cash Paid
Cash payments of federal income taxes	$—
Cash payments of state income taxes:
States	37
Cash payments of foreign income taxes:
India	30
Korea	17
Turkey	19
Other countries	8
Total cash payments, net of refunds	$111

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA introduces significant provisions, including the permanent extension of certain expiring provisions under the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with some provisions effective in 2025 and others implemented through 2027. The Company has considered the impact of OBBBA on the Company's annual effective tax rate, mainly the reduction in the R&D credit from the Section 280(c) election. The tax effects of the enacted legislation are reflected in the three months ended March 31, 2026 and there was no material impact on our effective tax rate as of March 31, 2026. The Company will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.

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

Africa. We believe this geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas	$50,496	$33,496
United States	46,829	30,117
Americas-other	3,667	3,379
APJ	14,203	18,619
EMEA	10,301	14,022
Total net revenue	$75,000	$66,137

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of March 31, 2026	As of December 31, 2025
Americas	$55,462	$54,798
Japan	1,840	1,852
Other	2,242	2,429
Total	$59,544	$59,079
13. Revenue

We report two customer verticals: service providers and enterprises. Revenue generated from service providers and enterprises was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service providers	$32,808	$38,997
Enterprises	42,192	27,140
Total	$75,000	$66,137
Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accounts receivable, net	$69,003	$62,069
Deferred revenue, current	84,298	80,824
Deferred revenue, non-current	62,864	61,982

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of March 31, 2026 and December 31, 2025.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $29.6 million and $26.1 million during the three months ended March 31, 2026 and 2025, respectively, related to deferred revenues at the beginning of the respective periods.

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

As of March 31, 2026, the current and non-current portions of deferred contract acquisition costs were $8.4 million and $5.5 million, respectively. As of December 31, 2025, the current and non-current portions of deferred contract acquisition costs were $8.3 million and $5.7 million, respectively. Related amortization expense was $1.9 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three months ended March 31, 2026 and 2025.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of March 31, 2026

Within 1 year	$84,298
Next 2 to 3 years	52,547
Thereafter	10,317
Total	$147,162

14. Subsequent Event

On April 28, 2026, the Company announced that the Board of Directors approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on June 1, 2026 to stockholders of record on May 15, 2026. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation of Directors strategy from time-to-time.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Note Regarding Forward-Looking Statements” and other risk factors contained in Part I, Item 1A “Risk Factors” in the 2025 Annual Report.

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

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software licenses and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and SaaS offerings. Revenue for term-based license agreements is recognized at a point in time when the Company delivers the software license to the customer and over time once the subscription term has commenced. For our SaaS offerings, our customers do not take possession of the Company’s software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized over time as the services are provided. A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. Our customers predominantly purchase PCS services in conjunction with purchases of our products.

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

During the three months ended March 31, 2026, (i) 67% of our total revenue was generated from the Americas region, of which 62% was generated from the United States and 5% was generated from the Americas-other, (ii) 19% of our total revenue was generated from the APJ region and (iii) 14% of our total revenue was generated from the EMEA region. During the three months ended March 31, 2025, (i) 51% of our total revenue was generated from the Americas region, of which 46% was generated from the United States and 5% was generated from the Americas-other, (ii) 28% of our total revenue was generated from the APJ region and (iii) 21% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the three months ended March 31, 2026 and 2025, our enterprise customers accounted for 56% and 41% of our total revenue, respectively, and our service provider customers accounted for 44% and 59% of our total revenue, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 55% and 44% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of March 31, 2026, we had $57.9 million of cash and cash equivalents and $311.9 million of marketable securities. Cash provided by operating activities was $2.2 million during the three months ended March 31, 2026, compared to $17.2 million in the same period of 2025.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$43,986	58.6%	$35,979	54.4%	$8,007	22.3%
Services	31,014	41.4	30,158	45.6	856	2.8
Total net revenue	75,000	100.0	66,137	100.0	8,863	13.4
Cost of net revenue:
Products	8,930	11.9	7,263	11.0	1,667	23.0
Services	6,346	8.5	6,179	9.3	167	2.7
Total cost of net revenue	15,276	20.4	13,442	20.3	1,834	13.6
Gross profit	59,724	79.6	52,695	79.7	7,029	13.3
Operating expenses:
Sales and marketing	20,014	26.7	19,545	29.6	469	2.4
Research and development	19,018	25.4	15,900	24.0	3,118	19.6
General and administrative	7,693	10.3	8,472	12.8	(779)	(9.2)
Total operating expenses	46,725	62.3	43,917	66.4	2,808	6.4
Income from operations	12,999	17.3	8,778	13.3	4,221	48.1
Non-operating income (expense):
Interest income	3,383	4.5	1,790	2.7	1,593	89.0
Interest and other income (expense), net	(2,158)	(2.9)	(90)	(0.1)	(2,068)	2,297.8
Non-operating income, net	1,225	1.6	1,700	2.6	(475)	(27.9)
Income before provision for income taxes	14,224	19.0	10,478	15.8	3,746	35.8
Provision for income taxes	2,192	2.9	935	1.4	1,257	134.4
Net income	$12,032	16.0%	$9,543	14.4%	$2,489	26.1%

Net Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and SaaS offerings.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. Additionally, a small portion of our products revenue comes from subscription revenue. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and the subscription term has commenced. For our SaaS offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$43,986	59%	$35,979	54%	$8,007	22%
Services	31,014	41	30,158	46	856	3
Total net revenue	$75,000	100%	$66,137	100%	$8,863	13%
Net revenue by geographic region:
Americas	$50,496	67%	$33,496	51%	$17,000	51%
United States	46,829	62%	30,117	46%	16,712	55%
Americas-other	3,667	5%	3,379	5%	288	9%
APJ	14,203	19%	18,619	28%	(4,416)	(24)%
EMEA	10,301	14%	14,022	21%	(3,721)	(27)%
Total net revenue	$75,000	100%	$66,137	100%	$8,863	13%

Three Months Ended March 31, 2026 and 2025

Total net revenue increased $8.9 million, or 13%, during the three months ended March 31, 2026, compared to the same period of 2025. Changes in revenue were due primarily to (i) an increase of $17.0 million in the Americas region, comprised of increases of $16.7 million in the United States and $0.3 million in Americas-other, (ii) a decrease of $4.4 million in the APJ region, and (iii) a decrease of $3.7 million in the EMEA region. The overall increase in revenue was attributable to a $15.1 million increase in revenue from enterprise customers, partially offset by a $6.2 million decrease in revenue from service provider customers during the three months ended March 31, 2026 compared to the same period of 2025. Products revenue increased $8.0 million, of which the Americas region increased $15.4 million, partially offset by decreases of $3.7 million in the APJ region and $3.7 million in the EMEA region for the three months ended March 31, 2026, compared to the same period of 2025. Services revenue increased $0.9 million, of which the Americas region increased $1.6 million, partially offset by a decrease of $0.7 million in the APJ region for the three months ended March 31, 2026, compared to the same period of 2025. Services revenue in the EMEA region was flat for the three months ended March 31, 2026, compared to the same period of 2025.

Products revenue increased $8.0 million, or 22%, during the three months ended March 31, 2026 compared to the same period of 2025, as a result of an increase in demand from our enterprise customers in the Americas and EMEA regions.

Services revenue increased $0.9 million, or 3%, during the three months ended March 31, 2026, compared to the same period of 2025, as a result of an increase in demand from our service provider and enterprise customers in the Americas region.

During the three months ended March 31, 2026, $50.5 million, or 67% of total revenue, was generated from the Americas region, which represents a 51% increase in revenue compared to the same period of 2025. The increase was primarily due to higher products revenue due to an increase in demand from our service provider and enterprise customers in the Americas region.

During the three months ended March 31, 2026, $14.2 million, or 19% of total revenue, was generated from the APJ region, which represents a 24% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our service provider customers in the APJ region.

During the three months ended March 31, 2026, $10.3 million, or 14% of total revenue, was generated from the EMEA region, which represents an 27% decrease compared to the same period of 2025. The decrease was primarily due to lower products revenue due to a decrease in demand from our service provider customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Cost of net revenue:
Products	$8,930	$7,263	$1,667	23.0%
Services	6,346	6,179	167	2.7
Total cost of net revenue	$15,276	$13,442	$1,834	13.6%

Products cost of revenue increased 23.0% during the three months ended March 31, 2026, compared to the same period of 2025, primarily due product and regional mix.

Services cost of revenue increased 2.7% during the three months ended March 31, 2026, compared to the same period of 2025, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$35,056	79.7%	$28,716	79.8%	$6,340	(0.1)%
Services	24,668	79.5	23,979	79.5	689	—
Total gross profit	$59,724	79.6%	$52,695	79.7%	$7,029	(0.1)%

Products gross margin decreased 0.1% to 79.7% during the three months ended March 31, 2026, compared to the same periods of 2025, primarily due to product and regional mix.

Services gross margin remained consistent at 79.5% for both the three months ended March 31, 2026 and 2025. Service gross margin is impacted by the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Operating expenses:
Sales and marketing	$20,014	$19,545	$469	2.4%
Research and development	19,018	15,900	3,118	19.6
General and administrative	7,693	8,472	(779)	(9.2)
Total operating expenses	$46,725	$43,917	$2,808	6.4%

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

Sales and marketing operating expenses increased $0.5 million, or 2.4%, in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in personnel costs.

For the full year 2026, we expect sales and marketing expenses to increase modestly from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Research and development operating expenses increased $3.1 million, or 19.6%, in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in personnel costs.

For the full year 2026, we expect research and development expenses to increase from 2025 levels reflecting strategic investments in our growth priorities, including cybersecurity technology and AI technologies.

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

General and administrative operating expenses decreased $0.8 million, or 9.2%, in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in personnel costs.

For the full year 2026, we expect general and administrative expenses to increase modestly from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Interest Income

Interest income was $3.4 million and $1.8 million in the three months ended March 31, 2026 and 2025, respectively.

Interest Expense

Interest expense was $1.9 million and $0.3 million in the three months ended March 31, 2026, respectively, and was related to our outstanding 2030 Notes that were issued in March 2025.

Other Income (Expense)

The Company recorded $0.2 million of net losses and $0.2 million of net gains in other income (expense) in the three months ended March 31, 2026, and 2025 respectively, primarily from foreign currency exchange gains and losses from fluctuations in the Japanese Yen versus the U.S. Dollar.

Provision for Income Taxes

We recorded a provision for income taxes of $2.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s income tax provisions for the three months ended March 31, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $57.9 million, including $3.3 million held outside the United States in our foreign subsidiaries, and $311.9 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of March 31, 2026, we had working capital of $350.4 million, retained earnings of $13.8 million and total stockholders’ equity of $220.8 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

The Board of Directors has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company repurchased 3.7 million shares for a total cost of $68.9 million under the 2023 and 2024 Programs. During the three months ended March 31, 2026, the Company had repurchased 0.1 million shares for a total cost of $2.5 million under the 2025 Program.

In October 2021, the Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.3 million and $4.4 million in the three months ended March 31, 2026. The next dividend, in the amount of $0.06 per share, will be paid on June 1, 2026 to stockholders of record on May 15, 2026. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$2,231	$17,204
Investing activities	(8,677)	(34,746)
Financing activities	(6,798)	166,259
Net increase (decrease) in cash and cash equivalents	$(13,244)	$148,717

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

During the three months ended March 31, 2026, cash provided by operating activities was $2.2 million, consisting of net income of $12.0 million, non-cash charges of $9.5 million and a decrease in cash resulting from the net change in operating assets and liabilities of $19.3 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $4.0 million and stock-based compensation expense of $4.8 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in accrued liabilities of $11.8 million, accounts receivable of $7.0 million, prepaid expenses and other assets of $3.7 million and inventory of $2.1 million, partially offset by cash inflows from deferred revenue of $4.4 million and accounts payable of $0.9 million.

The unfavorable change in accrued liabilities was primarily due to payments for variable compensation. The unfavorable change in accounts receivable was attributable to timing of billing and cash collections. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid accounting and marketing expenses. The unfavorable change in inventory was attributable to the timing of product shipments. The favorable change in deferred revenue was attributable to the timing of service contract bookings. The favorable change in accounts payable was attributable to the timing of payments to vendors.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $8.7 million, consisting of purchases of marketable securities of $64.3 million and capital expenditures of $2.9 million, partially offset by maturities of marketable securities of $58.5 million.

During the three months ended March 31, 2025, cash used in investing activities was $34.7 million, consisting of purchases of marketable securities of $41.9 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $4.5 million, partially offset by maturities of marketable securities of $30.7 million. See Note 5 - Acquisition for additional information.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, cash used in financing activities was $6.8 million, consisting of cash dividend payments of $4.3 million and repurchases of common stock of $2.5 million.

During the three months ended March 31, 2025, cash provided by financing activities was $166.3 million and primarily consisting of $217.7 million in net proceeds from the issuance of the 2030 Notes, $47.0 million used for repurchases of common stock and $4.4 million used for cash dividend payments.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $7.6 million as of March 31, 2026. Our operating lease arrangements expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company’s critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the 2025 Annual Report. There have been no material changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2026.

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

We recorded $0.2 million of net foreign exchange losses and $0.2 million of net foreign exchange gains during the three months ended March 31, 2026 and 2025, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of March 31, 2026, our investment portfolio included marketable securities with an aggregate amortized cost basis of $312.0 million and a fair value of $311.9 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of March 31, 2026 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	3/31/2026	50 BPS	100 BPS	150 BPS
Marketable securities	$314,921	$313,963	$312,946	$311,867	$310,729	$309,530	$308,270

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in the 2025 Annual Report. There have been no material changes to the risk factors disclosed in the 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2025, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. Under the 2025 Program, we can repurchase shares of our common stock in the open market, in privately negotiated transactions, in block trades or a combination of the foregoing. We are not obligated under the 2025 Program to repurchase any specific number or dollar amount of shares of common stock, and were able to modify, suspend or discontinue the 2025 Program at any time. Our management and the Board of Directors determined the timing and amount of any repurchase in its discretion based on a variety of factors, such as the market price of our common stock, corporate requirements, general market economic conditions and legal requirements. The Company funded repurchases from its existing cash balance and cash provided by operating activities.

Share repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2026	25	$17.52	439	$55,572

February 1 - 28, 2026	113	$18.27	2,056	$55,133

March 1 - 31, 2026	—	$—	—	$53,077

Total	138			$53,077

(1) The $53,077 thousand in the table above represents the amount available to repurchase shares under the 2025 Program as of March 31, 2026.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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
Date: May 7, 2026

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2026

By: /s/ Michelle Caron
Michelle Caron
Chief Financial Officer (Principal Accounting and Financial Officer)