Form 10-Q
period 2026-06-30
A10 Networks, Inc.
filed 2026-08-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,609,021.

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
• our expectations concerning relationships with third parties, including Microsoft as it relates to the warrant;
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
• our expectations regarding cash flows from operating activities;
• our expectations regarding any conversion of the 2030 Notes and the impact of any such settlement on our liquidity; and
• our evaluations and accounting expectations in connection with the Microsoft warrant.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2026. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers, or the loss of, or reduction in orders from, significant customers or distribution channels on whom we depend for a substantial portion of our revenue; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends and our ability to compete effectively in the market for AI-driven network solutions; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; including changes in tariffs, trade policies, import/export restrictions, and countermeasures that may impact our costs, supply chain, or customer demand; risks related to our convertible notes, including interest expense obligations, potential dilution upon conversion, and liquidity requirements in the event of a fundamental change; cybersecurity threats, security breaches, or other vulnerabilities affecting our own systems, products, or services; our ability to attract, retain, and motivate qualified personnel, including key technical, sales, and management employees; changes in tax laws and regulations, including ongoing assessment of the impact of OBBBA on our financial results; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain, including risks associated with the geographic concentration of our manufacturing operations in Taiwan and potential geopolitical instability affecting the region; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$54,679	$71,139
Marketable securities	302,669	306,714
Accounts receivable, net of allowances of $19 and $66, respectively	72,242	62,069
Inventory	31,729	18,032
Prepaid expenses and other current assets	21,882	18,000
Total current assets	483,201	475,954
Property and equipment, net	49,337	50,221
Goodwill	47,902	15,134
Intangible assets, net	14,226	6,259
Deferred tax assets, net	65,785	62,109
Other non-current assets	17,228	20,136
Total assets	$677,679	$629,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,221	$11,694
Accrued and other liabilities	36,550	41,132
Deferred revenue, current	93,230	80,824
Short-term debt, net	219,518	—
Total current liabilities	374,519	133,650
Deferred revenue, non-current	61,596	61,982
Long-term debt, net	—	218,787
Other non-current liabilities	3,598	3,848
Total liabilities	439,713	418,267
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 93,176 and 91,996 shares issued and 72,454 and 71,498 shares outstanding, respectively	1	1
Treasury stock, at cost: 20,722 and 20,498 shares, respectively	(254,787)	(249,912)
Additional paid-in-capital	551,863	531,790
Dividends paid	(81,415)	(72,785)
Accumulated other comprehensive income (loss)	(403)	659
Retained earnings	22,707	1,793
Total stockholders' equity	237,966	211,546
Total liabilities and stockholders' equity	$677,679	$629,813
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue:
Products	$49,024	$39,173	$93,010	$75,152
Services	31,113	30,210	62,127	60,368
Total net revenue	80,137	69,383	155,137	135,520
Cost of net revenue:
Products	10,079	8,197	19,009	15,460
Services	6,677	6,475	13,023	12,654
Total cost of net revenue	16,756	14,672	32,032	28,114
Gross profit	63,381	54,711	123,105	107,406
Operating expenses:
Sales and marketing	21,905	20,964	41,919	40,509
Research and development	21,153	16,256	40,171	32,156
General and administrative	11,299	7,180	18,992	15,652
Total operating expenses	54,357	44,400	101,082	88,317
Income from operations	9,024	10,311	22,023	19,089
Non-operating income (expense):
Interest income	3,320	2,994	6,704	4,784
Interest and other income (expense), net	(2,421)	(1,376)	(4,580)	(1,466)
Total non-operating income, net	899	1,618	2,124	3,318
Income before income taxes	9,923	11,929	24,147	22,407
Provision for income taxes	1,041	1,391	3,233	2,326
Net income	$8,882	$10,538	$20,914	$20,081
Net income per share:
Basic	$0.12	$0.15	$0.29	$0.28
Diluted	$0.12	$0.14	$0.28	$0.27
Weighted-average shares used in computing net income per share:
Basic	72,161	72,009	71,916	72,777
Diluted	75,651	73,117	74,432	74,109

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,882	$10,538	$20,914	$20,081
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(300)	(48)	(964)	(25)
Unrealized loss on cash flow hedge	—	(241)	(99)	(306)
Comprehensive income	$8,582	$10,249	$19,851	$19,750

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended June 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	71,821	$1	$(228,022)	$514,405	$(59,851)	$152	$(30,801)	$195,884
Common stock issued under employee equity incentive plans	400	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(229)	—	(3,943)	—	—	—	—	(3,943)
Stock-based compensation expense	—	—	—	4,409	—	—	—	4,409
Payments for dividends	—	—	—	—	(4,321)	—	—	(4,321)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(48)	—	(48)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(241)	—	(241)
Net Income	—	—	—	—	—	—	10,538	10,538
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988

Three Months Ended June 30, 2026	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	71,759	$1	$(252,408)	$536,611	$(77,089)	$(103)	$13,825	$220,837
Common stock issued under employee equity incentive plans	627	—	—	1,714	—	—	—	1,714
Common stock issued in connection with the acquisition of TrojAI	154	—	—	5,033	—	—	—	5,033
Repurchase of common stock	(86)	—	(2,379)	—	—	—	—	(2,379)
Stock-based compensation expense	—	—	—	8,966	—	—	—	8,966
Payments for dividends	—	—	—	—	(4,326)	—	—	(4,326)
Excise tax payment	—	—	—	(461)	—	—	—	(461)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(300)	—	(300)
Net Income	—	—	—	—	—	—	8,882	8,882
Balance at June 30, 2026	72,454	$1	$(254,787)	$551,863	$(81,415)	$(403)	$22,707	$237,966

See accompanying notes to the condensed consolidated financial statements.

Six Months Ended June 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	930	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(2,631)	—	(50,973)	—	—	—	—	(50,973)
Stock-based compensation expense	—	—	—	10,427	—	—	—	10,427
Payments for dividends	—	—	—	—	(8,755)	—	—	(8,755)
Unrealized on marketable securities, net of tax	—	—	—	—	—	(25)	—	(25)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(306)	—	(306)
Net Income	—	—	—	—	—	—	20,081	20,081
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988

Six Months Ended June 30, 2026	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	71,498	$1	$(249,912)	$531,790	$(72,786)	$660	$1,793	$211,546
Common stock issued under employee equity incentive plans	1,026	—	—	1,714	—	—	—	1,714
Common stock issued in connection with the acquisition of TrojAI	154	—	—	5,033	—	—	—	5,033
Repurchase of common stock	(224)	—	(4,875)	—	—	—	—	(4,875)
Stock-based compensation expense	—	—	—	13,787	—	—	—	13,787
Payments for dividends	—	—	—	—	(8,629)	—	—	(8,629)
Excise tax payment	—	—	—	(461)	—	—	—	(461)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(964)	—	(964)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(99)	—	(99)
Net Income	—	—	—	—	—	—	20,914	20,914
Balance at June 30, 2026	72,454	$1	$(254,787)	$551,863	$(81,415)	$(403)	$22,707	$237,966

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$20,914	$20,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,418	7,077
Stock-based compensation	13,787	10,427
Other non-cash items	2,108	685
Changes in operating assets and liabilities:
Accounts receivable	(10,130)	24,031
Inventory	(13,779)	1,609
Prepaid expenses and other assets	(6,097)	(5,865)
Accounts payable	12,271	(6,379)
Accrued and other liabilities	(7,990)	(5,937)
Deferred revenue	11,844	(6,345)
Net cash provided by operating activities	31,346	39,384
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	115,420	54,744
Purchases of marketable securities	(112,224)	(68,148)
Acquisition of businesses, net of cash acquired	(34,681)	(19,100)
Capital expenditures	(4,530)	(8,737)
Net cash used in investing activities	(36,015)	(41,241)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,714	1,710
Proceeds from the issuance of convertible notes	—	225,000
Payment of debt issuance costs	—	(7,330)
Repurchase of common stock	(4,875)	(50,973)
Payments for dividends	(8,630)	(8,755)
Net cash provided by (used in) financing activities	(11,791)	159,652
Net increase (decrease) in cash and cash equivalents	(16,460)	157,795
Cash and cash equivalents—beginning of period	71,139	95,129
Cash and cash equivalents—end of period	$54,679	$252,924

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$82	$314
Capital expenditures included in accounts payable	$881	$289
Common stock consideration for acquisition	$5,035	$—
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$3,340	$2,769
Cash paid for interest on debt	$3,094	$—

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

On June 15, 2026, we acquired TrojAI Inc. (“TrojAI”), an AI security company incorporated under the Canada Business Corporations Act, focused on helping organizations secure, test and govern AI applications and agentic workflows.

The acquisition strengthens the Company’s ability to deliver sovereign AI security, helping customers control how and where their AI models, data and agents are protected.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued and other liabilities, deferred commissions, TrojAI and ThreatX Protect purchase price allocations and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements, therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2025 Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026.

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

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended June 30, 2026 and 2025, sales through a single distribution channel represented 40% and 32% of our total revenue, respectively. In the six months ended June 30, 2026 and 2025, sales through a single distribution channel represented 39% and 25% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2026	2025	2026	2025
Customer A	38%	30%	38%	23%

We report revenue in two customer verticals: enterprises, which accounted for 60% and 40% of our total revenue during the three months ended June 30, 2026 and 2025, respectively, and service providers, which accounted for 40% and 60% of our total revenue during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, enterprises accounted for 58% and 41% of our total revenue, respectively. During the six months ended June 30, 2026 and 2025, service providers accounted for 42% and 59% of our total revenue, respectively.

A substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 58% and 46% of our total revenue for the three months ended June 30, 2026 and 2025, respectively, and accounted for 55% and 42% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, a single distribution channel accounted for 57% of our total gross accounts receivable. As of December 31, 2025, a single distribution channel accounted for 23% of our total gross accounts receivable.

Recently Adopted Accounting Standard

In July 2025, the FASB issued ASU 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025. The Company adopted this ASU during the first quarter of fiscal year 2026 on a prospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing references to software development project stage so that the guidance is neutral to different software development methods. ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and are to be applied on a prospective, modified retrospective or retrospective basis, with early adoption permitted. The Company's interim and annual reporting requirements will be effective for the Company beginning in the first quarter of fiscal year 2028. We are in the process of analyzing the impact of adopting ASU 2025-06 on our consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and six months ended June 30, 2026 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Operating leases
Right-of-use assets:
Other non-current assets	$6,634	$8,858
Total right-of-use assets	$6,634	$8,858

Lease liabilities:
Accrued liabilities	$5,728	$5,562
Other non-current liabilities	838	3,409
Total operating lease liabilities	$6,566	$8,971

The aggregate future lease payments for non-cancelable operating leases as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$2,904
2027	3,382
2028	308
2029	32
Total lease payments	6,626
Less: imputed interest	(60)
Present value of lease liabilities	$6,566

The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,101	$1,055	$2,196	$2,141
Short-term lease costs	71	154	217	340
Total lease costs	$1,172	$1,209	$2,413	$2,481

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended June 30,
	2026	2025
Weighted-average remaining term (years)	1.23	2.14
Weighted-average discount rate	3.63%	3.54%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,800	$2,709

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$172,796	$25	$(225)	$172,596	$184,414	$397	$(3)	$184,808
U.S. Treasury and agency securities	101,879	16	(378)	101,517	94,148	246	(4)	94,390
Asset-backed securities	28,520	51	(15)	28,556	27,419	99	(2)	27,516
Debt securities	$303,195	$92	$(618)	$302,669	$305,981	$742	$(9)	$306,714

During the three and six months ended June 30, 2026 and 2025, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of June 30, 2026 (excluding publicly held equity securities, in thousands):

As of June 30, 2026	Amortized Cost	Fair Value
Less than 1 year	$186,302	$186,239
Mature in 1 - 3 years	116,893	116,430
Debt securities	$303,195	$302,669

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of June 30, 2026 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$111,040	$(218)	$—	$—	$111,040	$(218)
U.S. Treasury and agency securities	92,376	(385)	—	—	92,376	(385)
Asset-backed securities	12,719	(15)	—	—	12,719	(15)
Total	$216,135	$(618)	$—	$—	$216,135	$(618)

Marketable securities in an unrealized loss position as of December 31, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,024	$(3)	$—	$—	$12,024	$(3)
U.S. Treasury and agency securities	13,194	(4)	—	—	13,194	(4)
Asset-backed securities	3,348	(2)	—	—	3,348	(2)
Total	$28,566	$(9)	$—	$—	$28,566	$(9)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2026 and 2025.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$47,484	$—	$—	$47,484	$62,348	$—	$—	$62,348
Cash equivalents	7,195	—	—	7,195	8,791	—	—	8,791
Corporate securities	—	172,596	—	172,596	—	184,808	—	184,808
U.S. Treasury and agency securities	79,315	22,202	—	101,517	73,458	20,932	—	94,390
Asset-backed securities	—	28,556	—	28,556	—	27,516	—	27,516
	$133,994	$223,354	$—	$357,348	$144,597	$233,256	$—	$377,853

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2026 and 2025.

The Company measures the fair value of the 2030 Notes (as defined below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $382.8 million as of June 30, 2026. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $4.4 million and $2.0 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended June 30, 2026 and 2025, the Company recorded unrealized net gains of $62 thousand and $2 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the six months ended June 30, 2026 and 2025, the Company recorded an unrealized net gains of $9 thousand and unrealized net losses of $22 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended June 30, 2026 and 2025, the Company recorded realized net gains of $0.2 million and net realized losses of $9 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the six months ended June 30, 2026 and 2025, the Company recorded a realized net gain of $3 thousand and a realized net loss of $0.5 million, respectively, in its condensed consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of June 30, 2026 and December 31, 2025, the Company had no outstanding foreign exchange forward contracts designated as hedging instruments.

5. Acquisitions

TrojAI, Inc.

On June 15, 2026, we completed the acquisition of TrojAI for $34.7 million in cash and $5.0 million in stock. This acquisition has been accounted for as a business combination. The preliminary purchase price allocation is as follows: $8.8 million to identified intangible assets, $0.8 million to accounts payable and accrued liabilities, $0.2 million to deferred revenue assumed, $2.3 million to deferred tax and $1.4 million to net assets acquired, with the excess $32.8 million of the preliminary purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

The results of operations of the acquired business, which are not material, have been included in our condensed consolidated financial statements from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

The Company incurred approximately $1.3 million of acquisition-related costs, including legal, accounting, and advisory fees. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations. The cash outflows for these costs are classified as operating activities in the condensed consolidated statements of cash flows.

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$7,100	5
Customer relationships	1,400	5
Trademark / trade name	300	5
Total	$8,800

Acquired intangible assets subject to amortization as of June 30, 2026 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$7,100	$(59)	$7,041	5.0
Customer relationships	1,400	(12)	1,388	5.0
Trademark / trade name	300	(3)	298	5.0
	$8,800	$(74)	$8,727

Amortization expense from acquired intangible assets was $0.1 million for the three months ended June 30, 2026.

The expected future amortization expense for acquired intangible assets as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$880
2027	1,760
2028	1,760
2029	1,760
2030	1,760
Thereafter	807
Total amortization expense	$8,727

Goodwill

The Company recorded goodwill in the amount of $32.8 million for the acquisition of TrojAI.

ThreatX Protect Business

On February 12, 2025, we completed the acquisition of the ThreatX Protect business of ThreatX, Inc. for $19.1 million in cash. This acquisition has been accounted for as a business combination. The preliminary purchase price allocation is as follows: $7.6 million to identified intangible assets, $2.5 million to deferred revenue assumed and $0.2 million to net assets acquired, with the excess $13.8 million of the preliminary purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700	5
Customer relationships	1,500	5
Trademark / trade name	400	4
Total	$7,600

Acquired intangible assets subject to amortization as of June 30, 2026 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(1,555)	$4,145	3.6
Customer relationships	1,500	(409)	1,091	3.6
Trademark / trade name	400	(137)	263	2.6
	$7,600	$(2,101)	$5,499

Amortization expense from acquired intangible assets was $0.4 million for each of the three months ended June 30, 2026 and 2025, respectively, and was $0.8 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

The expected future amortization expense for acquired intangible assets as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$759
2027	1,519
2028	1,519
2029	1,437
2030	265
Total amortization expense	$5,499

Goodwill

The Company recorded goodwill in the amount of $13.8 million for the acquisition of ThreatX Protect. There were no events or changes in circumstances that triggered an impairment review during the three and six months ended June 30, 2026.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of June 30, 2026	As of December 31, 2025

Allowance for credit losses, beginning balance	$66	$465
Decrease in allowance	—	(232)
Write-offs, net of recoveries	(47)	(167)
Allowance for credit losses, ending balance	$19	$66

Inventory

Inventory consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025

Raw materials	$22,375	$10,457
Finished goods	9,354	7,575
Total inventory	$31,729	$18,032

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025

Prepaid expenses	$8,397	$5,899
Deferred contract acquisition costs	8,840	8,332
Other	4,645	3,769
Total prepaid expenses and other current assets	$21,882	$18,000

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of June 30, 2026	As of December 31, 2025
	(in years)
Equipment	1 - 5	$48,821	$46,637
Software	1 - 10	24,834	7,023
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,549	3,560
Construction in process		12,621	29,307
Property and equipment, gross		90,356	87,058
Less: accumulated depreciation		(41,019)	(36,837)
Property and equipment, net		$49,337	$50,221

Construction in process primarily consists of deferred software development costs related to several SaaS projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $3.1 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and was $5.8 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively.

Internally Developed Software to be Marketed and Sold

During the three and six months ended June 30, 2026 and 2025, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended June 30, 2026 and 2025, amortization cost totaled $0.1 million in each period and during the six months ended June 30, 2026 and 2025, amortization cost totaled $0.2 million in each period. As of June 30, 2026, the unamortized capitalized internally developed software balance was $1.0 million and is included in other non-current assets.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025

Accrued compensation and benefits	$14,877	$23,067
Accrued tax liabilities	7,081	3,247
Lease liability	5,728	5,562
Accrued interest payable	1,553	1,553
Other	7,311	7,703
Total accrued and other liabilities	$36,550	$41,132

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Deferred revenue:
Products	$17,452	$2,783
Services	137,374	140,023
Total deferred revenue	154,826	142,806
Less: current portion	(93,230)	(80,824)
Non-current portion	$61,596	$61,982

7. Long-Term Debt

2030 Convertible Senior Notes

In March 2025, the Company issued $225.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the “2030 Notes”). The Company received net proceeds from the offering of approximately $217.7 million. The 2030 Notes will mature on April 1, 2030, unless earlier converted, redeemed or repurchased.

The 2030 Notes bear interest at the stated rate of 2.75% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. The 2030 Notes are convertible into solely cash or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 42.6257 shares of common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of $23.46003 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2030 Notes (the “2030 Notes Indenture”). Special interest and additional interest will accrue on the 2030 Notes in the circumstances and at the rates described in the 2030 Notes Indenture. The debt issuance costs are amortized to interest expense applying the effective interest method. The 2030 Notes do not contain financial maintenance covenants.

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

If the Company undergoes a fundamental change (as defined in the 2030 Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Notes in connection with such corporate event or during the relevant redemption period. The conditions described in clause (1) of the preceding sentence were satisfied in the second quarter of 2026, and accordingly, the 2030 Notes are convertible at the option of the holder thereof beginning July 1, 2026 until September 30, 2026.

As of June 29, 2026, the last reported sale price of our common stock satisfied the applicable conversion threshold under the indenture governing the 2030 Notes, triggering the right of holders to elect to convert their 2030 Notes at their option during the third calendar quarter of 2026. As a result of this triggering event, we reclassified the $219.5 million carrying amount of the 2030 Notes from long-term debt to a current liability on our condensed consolidated balance sheet as of June 30, 2026. Under the terms of the indenture, we have the option to settle our conversion obligation in cash or a combination of cash and shares. If holders elect to convert their 2030 Notes and we elect to settle all or a portion of our conversion obligation in cash, we would be required to use a portion of our cash and cash equivalents and marketable securities, which totaled $54.7 million and $302.7 million, respectively, as of June 30, 2026, or seek additional financing, to fund that obligation, and if we elect to settle any portion in shares of our common stock, such issuance would dilute the ownership interests of our existing stockholders. We believe our existing cash, cash equivalents and marketable securities, together with cash expected to be provided by operating activities, would be sufficient to satisfy a cash settlement obligation with respect to the 2030 Notes if holders were to elect conversion during the current conversion period. However, the extent and timing of any such elections are outside of our control, and satisfying a significant cash settlement obligation could reduce the cash resources available to fund our other liquidity needs, including our stock repurchase program and quarterly cash dividend, and could require us to seek additional financing on terms that may not be favorable to us, or at all.

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

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $5.5 million, was $219.5 million as of June 30, 2026. Interest expense related to the amortization of debt issuance costs was $1.9 million for both of the three months ended June 30, 2026 and 2025, respectively, and was $3.8 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. The effective interest rate on the 2030 Notes is 3.43%.

Commencing on July 1, 2026, the 2030 Notes became eligible for optional conversion during the third quarter of 2026. As a result, we reclassified the 2030 Notes to current liabilities from long-term debt as of June 30, 2026.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of June 30, 2026.

Additionally, the Company has $16.3 million of future payment obligations relating to executed lease agreements for two new buildings located in Fremont, California, for which the related lease terms had not yet commenced as of June 30, 2026 and, therefore, are not recorded on the condensed consolidated balance sheet as of June 30, 2026.

Rent expense was $1.2 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and was $2.4 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $35.0 million as of June 30, 2026.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of June 30, 2026, we had 1,883,555 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of June 30, 2026, the Company had 2,683,098 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation by type of award:
Stock awards	$8,647	$4,171	$13,222	$9,964
Employee stock purchase rights	319	238	565	463
	$8,966	$4,409	$13,787	$10,427

Stock-based compensation by category of expense:
Cost of net revenue	$584	$479	$972	$1,103
Sales and marketing	1,816	940	2,957	1,834
Research and development	1,942	1,176	3,434	2,567
General and administrative	4,624	1,814	6,424	4,923
	$8,966	$4,409	$13,787	$10,427

As of June 30, 2026, the Company had $38.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards and employee stock purchase rights, which will be recognized over a weighted-average period of 1.8 years.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of June 30, 2026, there were 2,190,679 RSUs and 568,376 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2025	3,086	$15.83
Granted	732	24.01
Released	(909)	15.36
Canceled	(150)	16.49
Nonvested as of June 30, 2026	2,759	$18.12	1.25	$103,078

The aggregate fair value of stock awards released was $8.3 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, and was $14.0 million and $10.7 million for the three and six months ended June 30, 2026 and 2025, respectively.

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

On May 1, 2025, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. During the three months ended June 30, 2026, we did not repurchase any shares under the 2025 Program and during the six months ended June 30, 2026, we repurchased 16,708 shares for a total of $0.3 million or $18.96 per share. As of June 30, 2026, the Company had $53.1 million available to repurchase shares under the 2025 Program.

In addition to repurchasing shares under the Company’s repurchase programs, we withhold shares from certain executives to satisfy income tax withholding and remittance obligations resulting from the vesting of RSU and PSU awards.

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

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net income per share
Numerator:
Net income	$8,882	$10,538	$20,914	$20,081
Denominator:
Weighted-average shares outstanding - basic	72,161	72,009	71,916	72,777
Effect of dilutive potential common shares from stock awards, employee stock purchase rights and 2030 Notes	3,490	1,108	2,516	1,332
Weighted-average shares outstanding - diluted	75,651	73,117	74,432	74,109
Net income per share:
Basic	$0.12	$0.15	$0.29	$0.28
Diluted	$0.12	$0.14	$0.28	$0.27

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock awards and employee stock purchase rights	62	144	50	144
2030 Notes	—	9,591	—	9,591
Total	62	9,735	50	9,735

11. Income Taxes

We recorded a provision for income taxes of $1.0 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. We recorded income tax expense of $3.2 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s income tax provision for the three and six months ended June 30, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

We had $8.3 million of unrecognized tax benefits as of June 30, 2026.

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

At the end of the second quarter of 2026, California passed Senate Bill 122 extending the R&D credit limitation as well as the annual election for the refundable credits through tax year 2029. For tax years 2030 and onwards, the R&D credit limitation will be the greater of $5 million or 70% of tax liability. This California law change is not expected to have any tax impact to the Company, given the Company's R&D credit utilization is projected to be less than $5 million annually. The Company will continue to monitor and assess the impact of OBBBA and state law changes to the consolidated financial statements.

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

Africa. We believe this geographic view aligns with how we manage the business and maps our product portfolio to customer verticals.

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$54,764	$41,192	$105,260	$74,688
United States	51,763	38,318	98,592	68,435
Americas-other	3,001	2,874	6,668	6,253
APJ	16,734	17,939	30,937	36,558
EMEA	8,639	10,252	18,940	24,274
Total net revenue	$80,137	$69,383	$155,137	$135,520

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of June 30, 2026	As of December 31, 2025
Americas	$52,260	$54,798
Japan	1,690	1,852
Other	2,021	2,429
Total	$55,971	$59,079
13. Revenue

We report two customer verticals: enterprises and service providers. Revenue generated from enterprises and service providers was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Enterprises	$48,018	$27,776	$90,210	$54,916
Service providers	32,119	41,607	64,927	80,604
Total	$80,137	$69,383	$155,137	$135,520
Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accounts receivable, net	$72,242	$62,069
Deferred revenue, current	93,230	80,824
Deferred revenue, non-current	61,596	61,982

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of June 30, 2026 and December 31, 2025.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $28.5 million and $26.4 million during the three months ended June 30, 2026 and 2025, respectively, and we recognized revenue of $52.7 million and $47.0 million during the six months ended June 30, 2026 and 2025, respectively, related to deferred revenues at the beginning of the respective periods.
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

As of June 30, 2026, the current and non-current portions of deferred contract acquisition costs were $8.8 million and $5.3 million, respectively. As of December 31, 2025, the current and non-current portions of deferred contract acquisition costs were $8.3 million and $5.7 million, respectively. Related amortization expense was $1.9 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and was $3.9 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and six months ended June 30, 2026 and 2025.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of June 30, 2026

Within 1 year	$93,230
Next 2 to 3 years	48,702
Thereafter	12,894
Total	$154,826

14. Subsequent Events

On August 5, 2026, the Company announced that the Board of Directors approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on September 1, 2026 to stockholders of record on August 17, 2026. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation of Directors strategy from time-to-time.

On August 3, 2026, the Company issued a warrant to Microsoft Corporation to purchase up to 800,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrant was issued in connection with anticipated sales per the parties' commercial relationship and is designed to vest in two tranches based on purchases by Microsoft and its affiliates of the Company’s products and services during measurement periods ending June 30, 2027 and June 30, 2028. Depending on the level of purchases during each measurement period, up to 400,000 shares may vest with respect to each tranche, for a maximum of 800,000 shares. Subject to the terms and conditions of the warrant, the warrant is exercisable in whole or in part beginning January 1, 2028 with respect to the first tranche and January 1, 2029 with respect to the second tranche, in each case through its expiration date in 2036 or upon acquisition of the Company by a third party. The Company is continuing to evaluate the accounting for and valuation of the warrant. Accordingly, the Company is currently unable to reasonably estimate the financial effect of the issuance of the warrant on its financial statements.

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

In June 2026, we acquired TrojAI, an AI security company focused on helping organizations secure, test and govern AI applications and agentic workflows. The acquisition strengthens the Company’s ability to deliver sovereign AI security, helping customers control how and where their AI models, data and agents are protected.

On August 3, 2026, the Company issued a warrant to Microsoft Corporation in connection with the parties' commercial relationship. The warrant is designed to vest based on purchases by Microsoft and its affiliates of the Company’s products and services during measurement periods ending June 30, 2027 and June 30, 2028, and is intended to further align the parties' commercial interests.

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

During the three months ended June 30, 2026, (i) 68% of our total revenue was generated from the Americas region, of which 65% was generated from the United States and 4% was generated from the Americas-other, (ii) 21% of our total revenue was generated from the APJ region and (iii) 11% of our total revenue was generated from the EMEA region. During the three months ended June 30, 2025, (i) 59% of our total revenue was generated from the Americas region, of which 55% was generated from the United States and 4% was generated from the Americas-other, (ii) 26% of our total revenue was generated from the APJ region and (iii) 15% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the three months ended June 30, 2026 and 2025, our enterprise customers accounted for 60% and 40% of our total revenue, respectively, and our service provider customers accounted for 40% and 60% of our total revenue, respectively.

During the six months ended June 30, 2026, (i) 68% of our total revenue was generated from the Americas region, of which 64% was generated from the United States and 4% was generated from the Americas-other, (ii) 20% of our total revenue was generated from the APJ region and (iii) 12% of our total revenue was generated from the EMEA region. During the six months ended June 30, 2025, (i) 55% of our total revenue was generated from the Americas region, of which 50% was generated from the United States and 5% was generated from the Americas-other, (ii) 27% of our total revenue was generated from the APJ region and (iii) 18% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the six months ended June 30, 2026 and 2025, our enterprise customers accounted for 58% and 41% of our total revenue, respectively, and our service provider customers accounted for 42% and 59% of our total revenue, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 58% and 46% of our total revenue for the three months ended June 30, 2026 and 2025, respectively, and accounted for 55% and 42% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of June 30, 2026, we had $54.7 million of cash and cash equivalents and $302.7 million of marketable securities. Cash provided by operating activities was $31.3 million during the six months ended June 30, 2026, compared to $39.4 million in the same period of 2025.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$49,024	61.2%	$39,173	56.5%	$9,851	25.1%
Services	31,113	38.8	30,210	43.5	903	3.0
Total net revenue	80,137	100.0	69,383	100.0	10,754	15.5
Cost of net revenue:
Products	10,079	12.6	8,197	11.8	1,882	23.0
Services	6,677	8.3	6,475	9.3	202	3.1
Total cost of net revenue	16,756	20.9	14,672	21.1	2,084	14.2
Gross profit	63,381	79.1	54,711	78.9	8,670	15.8
Operating expenses:
Sales and marketing	21,905	27.3	20,964	30.2	941	4.5
Research and development	21,153	26.4	16,256	23.4	4,897	30.1
General and administrative	11,299	14.1	7,180	10.3	4,119	57.4
Total operating expenses	54,357	67.8	44,400	64.0	9,957	22.4
Income from operations	9,024	11.3	10,311	14.9	(1,287)	(12.5)
Non-operating income (expense):
Interest income	3,320	4.1	2,994	4.3	326	10.9
Interest and other income (expense), net	(2,421)	(3.0)	(1,376)	(2.0)	(1,045)	75.9
Non-operating income, net	899	1.1	1,618	2.3	(719)	(44.4)
Income before provision for income taxes	9,923	12.4	11,929	17.2	(2,006)	(16.8)
Provision for income taxes	1,041	1.3	1,391	2.0	(350)	(25.2)
Net income	$8,882	11.1%	$10,538	15.2%	$(1,656)	(15.7)%

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$93,010	60.0%	$75,152	55.5%	$17,858	23.8%
Services	62,127	40.0	60,368	44.5	1,759	2.9
Total revenue	155,137	100.0	135,520	100.0	19,617	14.5
Cost of revenue:
Products	19,009	12.3	15,460	11.4	3,549	23.0
Services	13,023	8.4	12,654	9.3	369	2.9
Total cost of revenue	32,032	20.6	28,114	20.7	3,918	13.9
Gross profit	123,105	79.4	107,406	79.3	15,699	14.6
Operating expenses:
Sales and marketing	41,919	27.0	40,509	29.9	1,410	3.5
Research and development	40,171	25.9	32,156	23.7	8,015	24.9
General and administrative	18,992	12.2	15,652	11.5	3,340	21.3
Total operating expenses	101,082	65.2	88,317	65.2	12,765	14.5
Income from operations	22,023	14.2	19,089	14.1	2,934	15.4
Non-operating income (expense):
Interest income	6,704	4.3	4,784	3.5	1,920	40.1
Interest and other income (expense), net	(4,580)	(3.0)	(1,466)	(1.1)	(3,114)	212.4
Total non-operating income, net	2,124	1.4	3,318	2.4	(1,194)	(36.0)
Income before provision for income taxes	24,147	15.6	22,407	16.5	1,740	7.8
Provision for income taxes	3,233	2.1	2,326	1.7	907	39.0
Net income	$20,914	13.5%	$20,081	14.8%	$833	4.1%

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$49,024	61%	$39,173	56%	$9,851	25%
Services	31,113	39	30,210	44	903	3
Total net revenue	$80,137	100%	$69,383	100%	$10,754	15%
Net revenue by geographic region:
Americas	$54,764	68%	$41,192	59%	$13,572	33%
United States	51,763	64%	38,318	55%	13,445	35%
Americas-other	3,001	4%	2,874	4%	127	4%
APJ	16,734	21%	17,939	26%	(1,205)	(7)%
EMEA	8,639	11%	10,252	15%	(1,613)	(16)%
Total net revenue	$80,137	100%	$69,383	100%	$10,754	15%

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$93,010	60%	$75,152	55%	$17,858	24%
Services	62,127	40	60,368	45	1,759	3
Total net revenue	$155,137	100%	$135,520	100%	$19,617	14%
Net revenue by geographic region:
Americas	$105,260	68%	$74,688	55%	$30,572	41%
United States	98,592	64%	68,435	50%	30,157	44%
Americas-other	6,668	4%	6,253	5%	415	7%
APJ	30,937	20%	36,558	27%	(5,621)	(15)%
EMEA	18,940	12%	24,274	18%	(5,334)	(22)%
Total revenue	$155,137	100%	$135,520	100%	$19,617	14%

Three Months Ended June 30, 2026 and 2025

Total net revenue increased $10.8 million, or 15%, during the three months ended June 30, 2026, compared to the same period of 2025. Changes in revenue were due primarily to (i) an increase of $13.6 million in the Americas region, comprised of increases of $13.5 million in the United States and $0.1 million in Americas-other, (ii) a decrease of $1.2 million in the APJ region, and (iii) a decrease of $1.6 million in the EMEA region. The overall increase in revenue was attributable to a $20.2 million increase in revenue from enterprise customers, partially offset by a $9.5 million decrease in revenue from service provider customers during the three months ended June 30, 2026 compared to the same period of 2025. Products revenue increased $9.9 million, of which the Americas region increased $11.5 million, partially offset by decreases of $1.0 million in the APJ region and $0.7 million in the EMEA region for the three months ended June 30, 2026, compared to the same period of 2025. Services revenue increased $0.9 million, of which the Americas region increased $2.1 million, partially offset by decreases of $0.3 million in the APJ region and $0.9 million in the EMEA region for the three months ended June 30, 2026, compared to the same period of 2025.

Products revenue increased $9.9 million, or 25%, during the three months ended June 30, 2026 compared to the same period of 2025, as a result of an increase in demand from our enterprise customers in the Americas region.

Services revenue increased $0.9 million, or 3%, during the three months ended June 30, 2026, compared to the same period of 2025, as a result of an increase in demand from our enterprise and service provider customers in the Americas region.

During the three months ended June 30, 2026, $54.8 million, or 68% of total revenue, was generated from the Americas region, which represents a 33% increase in revenue compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise customers in the Americas region.

During the three months ended June 30, 2026, $16.7 million, or 21% of total revenue, was generated from the APJ region, which represents a 7% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our enterprise and service provider customers in the APJ region.

During the three months ended June 30, 2026, $8.6 million, or 11% of total revenue, was generated from the EMEA region, which represents a 16% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our service provider customers in the EMEA region.

Six Months Ended June 30, 2026 and 2025

Total net revenue increased $19.6 million, or 14%, during the six months ended June 30, 2026 and 2025, compared to the same period of 2025. Changes in revenue were due primarily to (i) an increase of $30.6 million in the Americas region, comprised of increases of $30.2 million in the United States and $0.4 million in Americas-other, (ii) a decrease of $5.6 million in the APJ region, and (iii) a decrease of $5.3 million in the EMEA region. The overall increase in revenue was attributable to a $35.3 million increase in revenue from enterprise customers, partially offset by a $15.7 million decrease in revenue from service provider customers during the six months ended June 30, 2026 and 2025 compared to the same period of 2025. Products revenue increased $17.9 million, of which the Americas region increased $26.9 million, partially offset by decreases of $4.6 million in the APJ region and $4.4 million in the EMEA region for the six months ended June 30, 2026 and 2025, compared to the same period of 2025. Services revenue increased $1.8 million, of which the Americas region increased $3.7 million, partially offset by decreases of $1.0 million in the APJ region and $0.9 million in the EMEA region for the six months ended June 30, 2026 and 2025, compared to the same period of 2025.

Products revenue increased $17.9 million, or 24%, during the six months ended June 30, 2026 and 2025 compared to the same period of 2025, as a result of an increase in demand from our enterprise customers in the Americas region.

Services revenue increased $1.8 million, or 3%, during the six months ended June 30, 2026 and 2025, compared to the same period of 2025, as a result of an increase in demand from our enterprise and service provider customers in the Americas region.

During the six months ended June 30, 2026 and 2025, $105.3 million, or 68% of total revenue, was generated from the Americas region, which represents a 41% increase in revenue compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise customers in the Americas region.

During the six months ended June 30, 2026 and 2025, $30.9 million, or 20% of total revenue, was generated from the APJ region, which represents a 15% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our enterprise and service provider customers in the APJ region.

During the six months ended June 30, 2026 and 2025, $18.9 million, or 12% of total revenue, was generated from the EMEA region, which represents a 22% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our service provider customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Cost of net revenue:
Products	$10,079	$8,197	$1,882	23.0%
Services	6,677	6,475	202	3.1
Total cost of net revenue	$16,756	$14,672	$2,084	14.2%

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Cost of net revenue:
Products	$19,009	$15,460	$3,549	23.0%
Services	13,023	12,654	369	2.9
Total cost of net revenue	$32,032	$28,114	$3,918	13.9%

Products cost of revenue increased 23.0% during the three and six months ended June 30, 2026, compared to the same periods of 2025, primarily due product and regional mix.

Services cost of revenue increased 3.1% during the three and six months ended June 30, 2026, and increased 2.9% during the six months ended June 30, 2026, compared to the same periods of 2025, primarily driven by an increase in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$38,945	79.4%	$30,976	79.1%	$7,969	0.3%
Services	24,436	78.5	23,735	78.6	701	(0.1)
Total gross profit	$63,381	79.1%	$54,711	78.9%	$8,670	0.2%

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$74,001	79.6%	$59,692	79.4%	$14,309	0.2%
Services	49,104	79.0	47,714	79.0	1,390	—
Total gross profit	$123,105	79.4%	$107,406	79.3%	$15,699	0.1%

Products gross margin increased 0.3% to 79.4% during the three months ended June 30, 2026, and increased 0.2% to 79.6% during the six months ended June 30, 2026, compared to the same periods of 2025, primarily due to product and regional mix.

Services gross margin decreased 0.1% to 78.5% for the three months ended June 30, 2026, and remained consistent at 79.0% during the six months ended June 30, 2026 compared to the same periods of 2025. Changes in services gross margin is primarily due to the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, general and administrative and restructuring expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Operating expenses:
Sales and marketing	$21,905	$20,964	$941	4.5%
Research and development	21,153	16,256	4,897	30.1
General and administrative	11,299	7,180	4,119	57.4
Total operating expenses	$54,357	$44,400	$9,957	22.4%

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Operating expenses:
Sales and marketing	$41,919	$40,509	$1,410	3.5%
Research and development	40,171	32,156	8,015	24.9
General and administrative	18,992	15,652	3,340	21.3
Total operating expenses	$101,082	$88,317	$12,765	14.5%

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

Sales and marketing operating expenses increased $0.9 million, or 4.5%, in the three months ended June 30, 2026, and increased $1.4 million, or 3.5%, in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in personnel costs.

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

Research and development operating expenses increased $4.9 million, or 30.1%, in the three months ended June 30, 2026, and increased $8.0 million, or 24.9%, in the six months ended June 30, 2026, compared to the same periods in 2025, primarily due to an increase in personnel costs.

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

General and administrative operating expenses increased $4.1 million, or 57.4%, in the three months ended June 30, 2026, and increased $3.3 million, or 21.3%, in the six months ended June 30, 2026, compared to the same periods in 2025, primarily due to an increase in personnel costs.

For the full year 2026, we expect general and administrative expenses to increase from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

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

Interest Income

Interest income was $3.3 million and $3.0 million in the three months ended June 30, 2026 and 2025, respectively, and was $6.7 million and $4.8 million in the six months ended June 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $1.9 million and $1.9 million in the three months ended June 30, 2026 and 2025, respectively, and was $3.8 million and $2.2 million in the six months ended June 30, 2026 and 2025, respectively, and was related to our outstanding 2030 Notes that were issued in March 2025.

Other Income (Expense)

The Company recorded $0.6 million of net losses and $0.5 million of net gains in other income (expense) in the three months ended June 30, 2026 and 2025, respectively, and recorded $0.8 million of net losses and $0.7 million of net gains in other income (expense) in the six months ended June 30, 2026 and 2025, respectively, primarily from foreign currency exchange gains and losses from fluctuations in the Japanese Yen versus the U.S. Dollar.

Provision for Income Taxes

We recorded a provision for income taxes of $1.0 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and we recorded a provision for income taxes of $3.2 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s income tax provisions for the three and six months ended June 30, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $54.7 million, including $3.5 million held outside the United States in our foreign subsidiaries, and $302.7 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of June 30, 2026, we had working capital of $108.7 million, retained earnings of $22.7 million and total stockholders’ equity of $238.0 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

As described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, the 2030 Notes are convertible into cash or a combination of cash and shares of common stock, at our election, upon the occurrence of certain circumstances specified in the indenture governing the 2030 Notes. One such circumstance was satisfied during the second quarter of 2026: for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of such quarter, the last reported sale price of our common stock exceeded 130% of the applicable conversion price. As a result, holders of the 2030 Notes have the right, at their option, to convert their notes at any time during the third quarter of 2026 (from July 1, 2026 through September 30, 2026), and we reclassified the $219.5 million carrying amount of the 2030 Notes from long-term debt to a current liability on our condensed consolidated balance sheet as of June 30, 2026. Whether the 2030 Notes will become convertible again following the current conversion period and prior to December 1, 2029 (on and after which date they will become freely convertible) will depend on our common stock price or other conditions specified in the indenture in future periods, and we cannot predict whether, or to what extent, holders will elect to convert their 2030 Notes during the current or any future conversion period.

If holders elect to convert their 2030 Notes, we may settle our conversion obligation in cash or a combination thereof, at our election. If holders elect to convert their 2030 Notes and we elect to settle all or a portion of our conversion obligation in cash, we would be required to use a portion of our cash, cash equivalents and marketable securities, which totaled $54.7 million and $302.7 million, respectively, as of June 30, 2026, or seek additional financing, to fund that obligation, and if we elect to settle any portion in shares of our common stock, such issuance would dilute the ownership interests of our existing stockholders. We believe our existing cash, cash equivalents and marketable securities, together with cash expected to be generated from operating activities, would be sufficient to satisfy a cash settlement obligation with respect to the 2030 Notes if holders were to elect to convert their notes during the current conversion period. However, the extent and timing of any such elections are outside of our control, and satisfying a significant cash settlement obligation could reduce the cash resources available to fund our other liquidity needs, including our stock repurchase programs and quarterly cash dividend, and could require us to seek additional financing on terms that may not be favorable to us, or at all.

The Board of Directors has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company repurchased 3.7 million shares for a total cost of $68.9 million under the 2024 and 2025 Programs. During the three months ended June 30, 2026, the Company did not repurchase any shares and during the six months ended June 30, 2026, the Company repurchased $17 thousand shares for a total cost of $317 thousand under the 2025 Program.

In October 2021, the Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.3 million and $8.6 million in the three and six months ended June 30, 2026. The next dividend, in the amount of $0.06 per share, will be paid on September 1, 2026 to stockholders of record on August 17, 2026. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$31,346	$39,384
Investing activities	(36,015)	(41,241)
Financing activities	(11,791)	159,652
Net increase (decrease) in cash and cash equivalents	$(16,460)	$157,795

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

During the six months ended June 30, 2026, cash provided by operating activities was $31.3 million, consisting of net income of $20.9 million, non-cash charges of $24.3 million and a decrease in cash resulting from the net change in operating assets and liabilities of $13.9 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $8.4 million and stock-based compensation expense of $13.8 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in inventory of $13.9 million, accounts receivable of $10.1 million, accrued and other liabilities of $8.0 million and prepaid expenses and other assets of $6.1 million, partially offset by cash inflows from accounts payable of $12.3 million and deferred revenue of $11.8 million.

The unfavorable change in inventory was attributable to the timing of product shipments. The unfavorable change in accounts receivable was attributable to timing of billing and cash collections. The unfavorable change in accrued and other liabilities was primarily due to payments for variable compensation. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid accounting and marketing expenses. The favorable change in accounts payable was attributable to the timing of payments to vendors. The favorable change in deferred revenue was attributable to the timing of service contract bookings.

During the six months ended June 30, 2025, cash provided by operating activities was $39.4 million, consisting of net income of $20.1 million, non-cash charges of $18.2 million and an increase in cash resulting from the net change in operating assets and liabilities of $1.1 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $7.1 million and stock-based compensation expense of $10.4 million. The net change in our operating assets and liabilities primarily reflects cash inflows from the changes in accounts receivable of $24.0 million and inventory of $1.6 million, partially offset by cash outflows from accounts payable of $6.4 million, deferred revenue of $6.3 million, accrued and other liabilities of $5.9 million and prepaid expenses and other current assets of $5.9 million.

The favorable change in accounts receivable was attributable to timing of billing and cash collections. The favorable change in inventory was attributable to the timing of product shipments. The unfavorable change in accounts payable was attributable to the timing of payments to vendors. The unfavorable change in deferred revenue was attributable to the timing of service contract bookings. The unfavorable change in accrued and other liabilities was primarily due to a decrease in accrued variable compensation. The unfavorable change in prepaid expenses and other current assets was attributable to an increase in prepaid accounting and marketing expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $36.0 million, consisting of purchases of marketable securities of $112.2 million, cash paid for the acquisition of TrojAI of $34.7 million and capital expenditures of

$4.5 million, partially offset by sales and maturities of marketable securities of $115.4 million. See Note 5 for additional information regarding our acquisitions.

During the six months ended June 30, 2025, cash used in investing activities was $41.2 million, consisting of purchases of marketable securities of $68.1 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $8.7 million, partially offset by maturities of marketable securities of $54.7 million. See Note 5 for additional information regarding our acquisitions.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, cash used in financing activities was $11.8 million, consisting of cash dividend payments of $8.6 million, the repurchase of common stock, including the withholding of shares to satisfy income tax withholding and remittance obligations resulting from the vesting of certain awards, of $4.9 million, partially offset by proceeds from issuance of common stock under employee equity incentive plans of $1.7 million.

During the six months ended June 30, 2025, cash provided by financing activities was $159.7 million, consisting of proceeds from the sale on the Company’s 2030 Notes of $217.7 million, proceeds from common stock issued under the Company’s equity plans of $1.7 million, partially offset by repurchases of common stock, including the withholding of shares to satisfy income tax withholding and remittance obligations resulting from the vesting of certain awards, of $51.0 million and cash dividend payments of $8.8 million.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $6.6 million as of June 30, 2026. Our operating lease arrangements expire on various dates through April 2029. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company’s critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the 2025 Annual Report. There have been no material changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2026.

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

We recorded $0.6 million of net foreign exchange losses and $0.5 million of net foreign exchange gains during the three months ended June 30, 2026 and 2025, respectively, and recorded $0.8 million of net foreign exchange losses and $0.7 million of net foreign exchange gains during the six months ended June 30, 2026 and 2025, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper, asset-backed securities and equity securities of publicly traded companies. We do not enter into investments for trading or speculative purposes. As of June 30, 2026, our investment portfolio included marketable securities with an aggregate amortized cost basis of $303.2 million and a fair value of $302.7 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of June 30, 2026 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	6/30/2026	50 BPS	100 BPS	150 BPS
Marketable securities	$305,626	$304,698	$303,713	$302,669	$301,567	$300,407	$299,190

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2026, the Company issued an aggregate of 153,962 shares of common stock to certain shareholders of TrojAI in connection with the TrojAI acquisition. Such shares were issued by the Company in reliance on the exemption from securities registration in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

Share repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2026	—	$—	—	$53,077

May 1 - 31, 2026 (2)	86	$27.63	—	$53,077

June 1 - 30, 2026	—	$—	—	$53,077

Total	86			$53,077

(1) The $53,077 thousand in the table above represents the amount available to repurchase shares under the 2025 Program as of June 30, 2026.
(2) Shares purchased in May 2026 represent shares withheld by the Company to satisfy income tax withholding and remittance obligations resulting from the vesting of certain awards. These withheld shares were not acquired under the 2025 Program.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On May 9, 2026, Scott Weber, General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 14,086 shares of common stock between August 10, 2026 and May 7, 2027.

On May 15, 2026, Dana Wolf, a member of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 10,608 shares of common stock between August 25, 2026 and May 31, 2027.

ITEM 6. EXHIBITS

Incorporated herein by reference is a list of the exhibits contained in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2019)
10.1#*	Separation Agreement and Release, dated May 2, 2026, by and between the Registrant and Sheen Khoury
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101*
Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I – Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*    Filed herewith.
#    Indicates a management contract or compensatory plan.
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
Date: August 6, 2026

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2026

By: /s/ Michelle Caron
Michelle Caron
Chief Financial Officer (Principal Accounting and Financial Officer)