Form 10-Q
period 2026-09-30
A10 Networks, Inc.
filed 2026-11-06
CIK 1580808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, was 72,051,535.

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
• our expectations concerning relationships with third parties, including our commercial relationship with Microsoft, anticipated purchases by Microsoft and its affiliates, and the vesting of the warrant;
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
• our recent acquisitions, including TrojAI, and future acquisitions of or investments in complementary companies, products, services or technologies;
• our evaluations and expectations with respect to the potential impacts of OBBBA and other federal and state tax law changes;
• the impact of tariffs, import/export restrictions, and trade policies on our business, demand, and cost inputs;
• our expectations regarding demand trends across our service provider and enterprise customer verticals;
• our plans to strengthen our sales efforts in North America;
• our expectations regarding cash flows from operating activities;
• our expectations regarding any conversion of the 2030 Notes and the impact of any such settlement on our liquidity; and
• our evaluations and accounting expectations in connection with the Microsoft warrant, including its impact on our revenue.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2026. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: execution risks related to closing key deals and improving our execution; the continued market adoption of our products; our ability to successfully anticipate market needs and opportunities; our timely development of new products and features; our ability to maintain profitability; any loss or delay of expected purchases by our largest end-customers, or the loss of, or reduction in orders from, significant customers or distribution channels on whom we depend for a substantial portion of our revenue; our ability to maintain or improve our competitive position; competitive and execution risks related to cloud-based computing trends and our ability to compete effectively in the market for AI-driven network solutions; our ability to attract and retain new end-customers and our largest end-consumers; our ability to maintain and enhance our brand and reputation; changes demanded by our customers in the deployment and payment model for our products; continued growth in markets relating to networking and network security; the success of our recent acquisitions, including our ability to integrate TrojAI and realize its anticipated benefits, and of any future acquisitions or investments in complementary companies, products, services or technologies; the ability of our sales and other teams to execute well; our ability to shorten our close cycles; the ability of our channels to sell our products; variations in product mix or geographic locations of our sales; risks associated with our presence in international markets; including changes in tariffs, trade policies, import/export restrictions, and countermeasures that may impact our costs, supply chain, or customer demand; risks related to our convertible notes, including interest expense obligations, potential dilution upon conversion, and liquidity requirements in the event of a fundamental change; cybersecurity threats, security breaches, or other vulnerabilities affecting our own systems, products, or services; our ability to attract, retain, and motivate qualified personnel, including key technical, sales, and management employees; changes in tax laws and regulations, including ongoing assessment of the impact of OBBBA on our financial results; any unforeseen need for capital which may require us to divert funds we may have otherwise used for the dividend program or stock repurchase program; a significant decline in global macroeconomic or political conditions that have an adverse impact on our business and financial results; business interruptions related to our supply chain, including risks associated with the geographic concentration of our manufacturing operations in Taiwan and potential geopolitical instability affecting the region; our ability to manage our business and expenses if customers cancel or delay orders; weaknesses or deficiencies in our internal control over financial reporting; and our ability to timely file periodic reports required to be filed under the Securities Exchange Act of 1934, as well as other risks identified in the “Risk Factors” section contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$75,795	$71,139
Marketable securities	284,570	306,714
Accounts receivable, net of allowances of $102 and $66, respectively	52,067	62,069
Inventory	36,434	18,032
Prepaid expenses and other current assets	29,826	18,000
Total current assets	478,692	475,954
Property and equipment, net	49,307	50,221
Goodwill	47,302	15,134
Intangible assets, net	13,406	6,259
Deferred tax assets, net	58,504	62,109
Other non-current assets	15,678	20,136
Total assets	$662,889	$629,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,359	$11,694
Accrued and other liabilities	33,335	41,132
Deferred revenue, current	88,797	80,824
Total current liabilities	138,491	133,650
Deferred revenue, non-current	68,221	61,982
Long-term debt, net	219,884	218,787
Other non-current liabilities	3,471	3,848
Total liabilities	430,067	418,267
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.00001 par value: 500,000 shares authorized; 93,609 and 91,996 shares issued and 72,008 and 71,498 shares outstanding, respectively	1	1
Treasury stock, at cost: 21,601 and 20,498 shares, respectively	(277,809)	(249,912)
Additional paid-in-capital	557,647	531,790
Dividends paid	(85,770)	(72,785)
Accumulated other comprehensive income (loss)	(1,114)	659
Retained earnings	39,867	1,793
Total stockholders' equity	232,822	211,546
Total liabilities and stockholders' equity	$662,889	$629,813
See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue:
Products	$58,496	$43,109	$151,506	$118,261
Services	33,049	31,573	95,176	91,941
Total net revenue	91,545	74,682	246,682	210,202
Cost of net revenue:
Products	13,315	8,101	32,324	23,561
Services	6,176	6,729	19,199	19,383
Total cost of net revenue	19,491	14,830	51,523	42,944
Gross profit	72,054	59,852	195,159	167,258
Operating expenses:
Sales and marketing	22,017	21,531	63,936	62,040
Research and development	21,573	18,377	61,744	50,533
General and administrative	10,169	6,950	29,161	22,602
Total operating expenses	53,759	46,858	154,841	135,175
Income from operations	18,295	12,994	40,318	32,083
Non-operating income (expense):
Interest income	3,289	3,386	9,992	8,170
Interest and other income (expense), net	(1,842)	(2,387)	(6,421)	(3,853)
Total non-operating income, net	1,447	999	3,571	4,317
Income before income taxes	19,742	13,993	43,889	36,400
Provision for income taxes	2,582	1,802	5,815	4,128
Net income	$17,160	$12,191	$38,074	$32,272
Net income per share:
Basic	$0.24	$0.17	$0.53	$0.45
Diluted	$0.23	$0.17	$0.51	$0.44
Weighted-average shares used in computing net income per share:
Basic	72,412	71,891	72,083	72,478
Diluted	75,702	73,046	74,953	73,805

 See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,160	$12,191	$38,074	$32,272
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(711)	308	(1,675)	283
Unrealized gain (loss) on cash flow hedge	—	302	(99)	(4)
Comprehensive income	$16,449	$12,801	$36,300	$32,551

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

Three Months Ended September 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	71,992	$1	$(231,965)	$520,524	$(64,172)	$(137)	$(20,263)	$203,988
Common stock issued under employee equity incentive plans	326	—	—	—	—	—	—	—
Repurchase of common stock	(634)	—	(11,035)	—	—	—	—	(11,035)
Stock-based compensation expense	—	—	—	4,779	—	—	—	4,779
Payments for dividends	—	—	—	—	(4,320)	—	—	(4,320)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	308	—	308
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	302	—	302
Net Income	—	—	—	—	—	—	12,191	12,191
Balance at September 30, 2025	71,684	$1	$(243,000)	$525,303	$(68,492)	$473	$(8,072)	$206,213

Three Months Ended September 30, 2026	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	72,454	$1	$(254,787)	$551,863	$(81,415)	$(403)	$22,707	$237,966
Common stock issued under employee equity incentive plans	433	—	—	—	—	—	—	—
Repurchase of common stock	(879)	—	(23,022)	—	—	—	—	(23,022)
Stock-based compensation expense	—	—	—	5,784	—	—	—	5,784
Payments for dividends	—	—	—	—	(4,355)	—	—	(4,355)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(711)	—	(711)
Net Income	—	—	—	—	—	—	17,160	17,160
Balance at September 30, 2026	72,008	$1	$(277,809)	$557,647	$(85,770)	$(1,114)	$39,867	$232,822

See accompanying notes to the condensed consolidated financial statements.

Nine Months Ended September 30, 2025	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	73,693	$1	$(180,992)	$508,387	$(55,417)	$194	$(40,344)	$231,829
Common stock issued under employee equity incentive plans	1,256	—	—	1,710	—	—	—	1,710
Repurchase of common stock	(3,265)	—	(62,008)	—	—	—	—	(62,008)
Stock-based compensation expense	—	—	—	15,206	—	—	—	15,206
Payments for dividends	—	—	—	—	(13,075)	—	—	(13,075)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	283	—	283
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(4)	—	(4)
Net Income	—	—	—	—	—	—	32,272	32,272
Balance at September 30, 2025	71,684	$1	$(243,000)	$525,303	$(68,492)	$473	$(8,072)	$206,213

Nine Months Ended September 30, 2026	Common Stock		Treasury stock, at cost	Additional Paid-in Capital	Dividends Paid	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	71,498	$1	$(249,912)	$531,790	$(72,786)	$660	$1,793	$211,546
Common stock issued under employee equity incentive plans	1,458	—	—	1,714	—	—	—	1,714
Common stock issued in connection with the acquisition of TrojAI	154	—	—	5,034	—	—	—	5,034
Repurchase of common stock	(1,102)	—	(27,897)	—	—	—	—	(27,897)
Stock-based compensation expense	—	—	—	19,570	—	—	—	19,570
Payments for dividends	—	—	—	—	(12,984)	—	—	(12,984)
Excise tax payment	—	—	—	(461)	—	—	—	(461)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(1,675)	—	(1,675)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(99)	—	(99)
Net Income	—	—	—	—	—	—	38,074	38,074
Balance at September 30, 2026	72,008	$1	$(277,809)	$557,647	$(85,770)	$(1,114)	$39,867	$232,822

See accompanying notes to the condensed consolidated financial statements.

A10 NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$38,074	$32,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,258	10,876
Stock-based compensation	19,570	15,206
Other non-cash items	2,832	2,251
Changes in operating assets and liabilities:
Accounts receivable	10,025	14,803
Inventory	(18,443)	2,728
Prepaid expenses and other assets	(6,758)	(6,912)
Accounts payable	3,951	(2,100)
Accrued and other liabilities	(11,232)	351
Deferred revenue	14,036	(7,288)
Net cash provided by operating activities	65,313	62,187
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	169,336	96,426
Purchases of marketable securities	(148,931)	(278,920)
Acquisition of businesses, net of cash acquired	(34,080)	(19,100)
Capital expenditures	(7,815)	(13,464)
Net cash used in investing activities	(21,490)	(215,058)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,714	1,710
Proceeds from the issuance of convertible notes	—	225,000
Payment of debt issuance costs	—	(7,330)
Repurchase of common stock	(27,897)	(62,008)
Payments for dividends	(12,984)	(13,075)
Net cash provided by (used in) financing activities	(39,167)	144,297
Net increase (decrease) in cash and cash equivalents	4,656	(8,574)
Cash and cash equivalents—beginning of period	71,139	95,129
Cash and cash equivalents—end of period	$75,795	$86,555

Non-cash investing and financing activities:
Transfers between inventory and property and equipment	$41	$314
Capital expenditures included in accounts payable	$342	$229
Common stock consideration for acquisition	$5,035	$—
Supplemental cash flow disclosure:
Cash paid for income taxes, net	$7,485	$3,694
Cash paid for interest on debt	$6,188	$—

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue, the allowance for credit losses for potential uncollectible amounts, the sales return reserve, the valuation of inventory, the fair value of marketable securities, contingencies and litigation, accrued and other liabilities, deferred commissions, TrojAI and ThreatX Protect purchase price allocations, purchase incentives offered to end-customers and the determination of fair value of stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements, therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Consideration Payable to a Customer (Share-Based Payments to Customers)

The Company may grant equity instruments, including warrants, to customers, or to parties that purchase from its customers, in conjunction with the sale of its products and services. The Company granted a warrant (the “Warrant”) to Microsoft during the third quarter of 2026. The Warrant was issued in connection with Microsoft’s purchases of the Company’s products and services, including purchases made through the Company’s authorized resellers, with vesting tied to those purchases by Microsoft and its affiliates. Equity instruments are measured and classified under ASC 718 at their grant-date fair value. When the equity instruments are not in exchange for a distinct good or service, the grant-date fair value is recorded as a reduction of the transaction price and is recognized as a reduction of revenue when, or as, the Company recognizes revenue for the related sales, with a corresponding increase to additional paid-in capital for equity-classified awards. When the number of equity instruments that vest depends on the customer’s purchases, the amount of consideration payable to the customer is variable. The Company estimates the number of equity instruments expected to vest using the most likely amount, updates that estimate each reporting period, and recognizes changes in the estimate as a cumulative catch-up adjustment to revenue. Equity-classified awards are not remeasured after the grant date. When estimating the grant-date fair value of share-based consideration payable to a customer using an option-pricing model, the Company may elect, on an award-by-award basis, to use the contractual term as the expected term. The Company has made this election for the Warrant.

Other Significant Accounting Policies

The Company’s other significant accounting policies are disclosed in Part II – Item 8, “Financial Statements and Supplementary Data” of the 2025 Annual Report. There have been no material changes to the Company’s other significant accounting policies during the three and nine months ended September 30, 2026.

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

A substantial portion of our revenue is from sales of our products and services through distribution channels, such as resellers and distributors. In the three months ended September 30, 2026 and 2025, sales through a single distribution channel represented 43% and 38% of our total revenue, respectively. In the nine months ended September 30, 2026 and 2025, sales through a single distribution channel represented 40% and 30% of our total revenue, respectively.

Revenues from our significant end-customers as a percentage of our total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2026	2025	2026	2025
Customer A	41%	35%	39%	27%

We report revenue in two customer verticals: enterprises, which accounted for 58% and 36% of our total revenue during the three months ended September 30, 2026 and 2025, respectively, and service providers, which accounted for 42% and 64% of our total revenue during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, enterprises accounted for 58% and 39% of our total revenue, respectively. During the nine months ended September 30, 2026 and 2025, service providers accounted for 42% and 61% of our total revenue, respectively.

A substantial portion of our revenue comes from a limited number of large end-customers and service providers. Purchases from our ten largest end-customers accounted for 55% and 51% of our total revenue for the three months ended September 30, 2026 and 2025, respectively, and accounted for 54% and 45% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, a single distribution channel accounted for 30% of our total gross accounts receivable. As of December 31, 2025, a single distribution channel accounted for 23% of our total gross accounts receivable.

Recently Adopted Accounting Standard

In July 2025, the FASB issued ASU 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025. The Company adopted this ASU during the first quarter of fiscal year 2026 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing references to software development project stage so that the guidance is neutral to different software development methods. ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and are to be applied on a prospective, modified retrospective or retrospective basis, with early adoption permitted. The Company's interim and annual reporting requirements will be effective for the Company beginning in the first quarter of fiscal year 2028. We are in the process of analyzing the impact of adopting ASU 2025-06 on our condensed consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and nine months ended September 30, 2026 that are of significance or potential significance to us.

2. Leases

The Company leases various operating spaces in the United States, Asia and Europe under non-cancellable operating lease arrangements that expire on various dates through April 2029. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

The table below presents the Company’s right-of-use assets and lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026	As of December 31, 2025
Operating leases
Right-of-use assets:
Other non-current assets	$5,317	$8,858
Total right-of-use assets	$5,317	$8,858

Lease liabilities:
Accrued liabilities	$4,622	$5,562
Other non-current liabilities	588	3,409
Total operating lease liabilities	$5,210	$8,971

The aggregate future lease payments for non-cancelable operating leases as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$1,476
2027	3,403
2028	327
2029	32
Total lease payments	5,238
Less: imputed interest	(28)
Present value of lease liabilities	$5,210

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,128	$1,109	$3,324	$3,246
Short-term lease costs	210	131	427	474
Total lease costs	$1,338	$1,240	$3,751	$3,720

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended September 30,
	2026	2025
Weighted-average remaining term (years)	1.02	1.89
Weighted-average discount rate	3.50%	3.54%

Supplemental cash flow information for the Company’s operating leases were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,232	$4,070

3. Marketable Securities and Fair Value Measurements

Marketable Securities

Marketable securities, classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$157,557	$2	$(535)	$157,024	$184,414	$397	$(3)	$184,808
U.S. Treasury and agency securities	101,687	2	(864)	100,825	94,148	246	(4)	94,390
Asset-backed securities	26,781	9	(69)	26,721	27,419	99	(2)	27,516
Debt securities	$286,025	$13	$(1,468)	$284,570	$305,981	$742	$(9)	$306,714

During the three and nine months ended September 30, 2026 and 2025, we did not reclassify any amount to earnings from accumulated other comprehensive income related to unrealized gains or losses.

The following table summarizes the cost and estimated fair value of our marketable securities based on stated effective maturities as of September 30, 2026 (excluding publicly held equity securities, in thousands):

As of September 30, 2026	Amortized Cost	Fair Value
Less than 1 year	$166,252	$165,869
Mature in 1 - 3 years	119,773	118,701
Debt securities	$286,025	$284,570

All available-for-sale securities have been classified as current because they are available for use in current operations.

Marketable securities in an unrealized loss position as of September 30, 2026 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$147,285	$(535)	$—	$—	$147,285	$(535)
U.S. Treasury and agency securities	95,824	(864)	—	—	95,824	(864)
Asset-backed securities	21,480	(69)	—	—	21,480	(69)
Total	$264,589	$(1,468)	$—	$—	$264,589	$(1,468)

Marketable securities in an unrealized loss position as of December 31, 2025 consisted of the following (in thousands):

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$12,024	$(3)	$—	$—	$12,024	$(3)
U.S. Treasury and agency securities	13,194	(4)	—	—	13,194	(4)
Asset-backed securities	3,348	(2)	—	—	3,348	(2)
Total	$28,566	$(9)	$—	$—	$28,566	$(9)

Based on evaluation of securities that have been in a continuous loss position, we did not recognize any credit loss allowances during the three and nine months ended September 30, 2026 and 2025.

Fair Value Measurements

The following is a summary of our cash, cash equivalents and marketable securities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$69,911	$—	$—	$69,911	$62,348	$—	$—	$62,348
Cash equivalents	5,884	—	—	5,884	8,791	—	—	8,791
Corporate securities	—	157,024	—	157,024	—	184,808	—	184,808
U.S. Treasury and agency securities	76,481	24,344	—	100,825	73,458	20,932	—	94,390
Asset-backed securities	—	26,721	—	26,721	—	27,516	—	27,516
	$152,276	$208,089	$—	$360,365	$144,597	$233,256	$—	$377,853

There were no transfers between Level 1 and Level 2 fair value measurement categories during the three and nine months ended September 30, 2026 and 2025.

The Company measures the fair value of the 2030 Notes (as defined below) using inputs of quoted prices for disclosure purposes on a recurring basis. The fair value of the 2030 Notes was $299.8 million as of September 30, 2026. The 2030 Notes are categorized as Level 2 since their fair values is based on Level 2 inputs of quoted prices.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a net gain or net loss position are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in other income, net in the accompanying condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, foreign exchange forward currency contracts not designated as hedging instruments had total notional amounts of $3.7 million and $2.0 million, respectively. These contracts have maturities of approximately 30 days. For the three months ended September 30, 2026 and 2025, the Company recorded unrealized a net gain of $15 thousand and a net loss of $14 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the nine months ended September 30, 2026 and 2025, the Company recorded an unrealized net gain of $6 thousand and an unrealized net loss of $36 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the three months ended September 30, 2026 and 2025, the Company recorded a realized net loss of $0.1 million and a net realized gain of $71 thousand, respectively, in its condensed consolidated statements of operations related to these contracts. For the nine months ended September 30, 2026 and 2025, the Company recorded realized net losses of $123 thousand and $0.4 million, respectively, in its condensed consolidated statements of operations related to these contracts.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. These hedging contracts have 30 day maturities. The hedging gains and losses in accumulated other comprehensive income (loss) in the consolidated balance sheet are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of September 30, 2026 and December 31, 2025, the Company had no outstanding foreign exchange forward contracts designated as hedging instruments.

5. Acquisitions

TrojAI, Inc.

On June 15, 2026, we completed the acquisition of TrojAI for $34.1 million in cash and $5.0 million in stock. This acquisition has been accounted for as a business combination. The preliminary purchase price allocation is as follows: $8.8 million to identified intangible assets, $0.7 million to accounts payable and accrued liabilities, $0.2 million to deferred revenue assumed, $2.3 million to deferred tax and $1.3 million to net assets acquired, with the excess $32.2 million of the preliminary purchase price over the fair value of net assets acquired recorded as goodwill, allocated to our single operating segment. Goodwill is primarily attributable to assembled workforce, future synergies, and other intangible assets that do not qualify for separate recognition. Goodwill is not deductible for tax purposes.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$7,100	5
Customer relationships	1,400	5
Trademark / trade name	300	5
Total	$8,800

Acquired intangible assets subject to amortization as of September 30, 2026 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$7,100	$(414)	$6,686	4.7
Customer relationships	1,400	(82)	1,318	4.7
Trademark / trade name	300	(18)	283	4.7
	$8,800	$(514)	$8,287

Amortization expense from acquired intangible assets was $0.4 million and $0.5 million for the three and nine months ended September 30, 2026, respectively.

The expected future amortization expense for acquired intangible assets as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$440
2027	1,760
2028	1,760
2029	1,760
2030	1,760
Thereafter	807
Total amortization expense	$8,287

Goodwill

The Company recorded goodwill in the amount of $32.2 million for the acquisition of TrojAI.

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

Acquired Intangible Assets

The following table sets forth the components of acquired intangible assets and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed technology	$5,700	5
Customer relationships	1,500	5
Trademark / trade name	400	4
Total	$7,600

Acquired intangible assets subject to amortization as of September 30, 2026 are as follows (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Remaining Useful Life
				(in years)
Developed technology	$5,700	$(1,837)	$3,863	3.4
Customer relationships	1,500	(483)	1,017	3.4
Trademark / trade name	400	(161)	239	2.4
	$7,600	$(2,481)	$5,119

Amortization expense from acquired intangible assets was $0.4 million for each of the three months ended September 30, 2026 and 2025, respectively, and was $1.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The expected future amortization expense for acquired intangible assets as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$380
2027	1,519
2028	1,519
2029	1,437
2030	264
Total amortization expense	$5,119

Goodwill

The Company recorded goodwill in the amount of $13.8 million for the acquisition of ThreatX Protect. There were no events or changes in circumstances that triggered an impairment review during the three and nine months ended September 30, 2026.

6. Condensed Consolidated Financial Statement Components

Accounts Receivable Allowance for Credit Losses

The following table presents the change in the Company’s accounts receivable allowance for credit losses (in thousands):

	As of September 30, 2026	As of December 31, 2025

Allowance for credit losses, beginning balance	$66	$465
Increase / (decrease) in allowance	36	(232)
Write-offs, net of recoveries	—	(167)
Allowance for credit losses, ending balance	$102	$66

Inventory

Inventory consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025

Raw materials	$23,800	$10,457
Finished goods	12,634	7,575
Total inventory	$36,434	$18,032

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025

Prepaid expenses	$17,537	$5,899
Deferred contract acquisition costs	8,241	8,332
Other	4,048	3,769
Total prepaid expenses and other current assets	$29,826	$18,000

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	As of September 30, 2026	As of December 31, 2025
	(in years)
Equipment	1 - 5	$50,775	$46,637
Software	1 - 10	25,158	7,023
Furniture and fixtures	1 - 7	531	531
Leasehold improvements	Lease term	3,549	3,560
Construction in process		12,849	29,307
Property and equipment, gross		92,862	87,058
Less: accumulated depreciation		(43,555)	(36,837)
Property and equipment, net		$49,307	$50,221

Construction in process primarily consists of deferred software development costs related to several SaaS projects that will take longer than one year to complete.

Depreciation expense on property and equipment was $3.5 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and was $9.3 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Internally Developed Software to be Marketed and Sold

During the three and nine months ended September 30, 2026 and 2025, no costs were capitalized associated with internally developed software to be marketed and sold. During the three months ended September 30, 2026 and 2025, amortization cost totaled $0.1 million in each period and during the nine months ended September 30, 2026 and 2025, amortization cost totaled $0.3 million in each period. As of September 30, 2026, the unamortized capitalized internally developed software balance was $0.9 million and is included in other non-current assets.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025

Accrued compensation and benefits	$19,564	$23,067
Accrued tax liabilities	2,971	3,247
Lease liability	4,622	5,562
Accrued interest payable	6	1,553
Other	6,172	7,703
Total accrued and other liabilities	$33,335	$41,132

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Deferred revenue:
Products	$10,721	$2,783
Services	146,297	140,023
Total deferred revenue	157,018	142,806
Less: current portion	(88,797)	(80,824)
Non-current portion	$68,221	$61,982

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

Under the terms of the indenture, we have the option to settle our conversion obligation in cash or a combination of cash and shares. If holders elect to convert their 2030 Notes and we elect to settle all or a portion of our conversion obligation in cash, we would be required to use a portion of our cash and cash equivalents and marketable securities, which totaled $75.8 million and $284.6 million, respectively, as of September 30, 2026, or seek additional financing, to fund that obligation, and if we elect to settle any portion in shares of our common stock, such issuance would dilute the ownership interests of our existing stockholders. We believe our existing cash, cash equivalents and marketable securities, together with cash expected to be provided by operating activities, would be sufficient to satisfy a cash settlement obligation with respect to the 2030 Notes if holders were to elect conversion during any future conversion period. However, the extent and timing of any such elections are outside of our control, and satisfying a significant cash settlement obligation could reduce the cash resources available to fund our other liquidity needs, including our stock repurchase program and quarterly cash dividend, and could require us to seek additional financing on terms that may not be favorable to us, or at all.

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

The carrying value of the 2030 Notes, net of unamortized debt issuance costs of $5.1 million, was $219.9 million as of September 30, 2026. Interest expense and the amortization of debt issuance costs totaled $1.9 million for both of the three months ended September 30, 2026 and 2025, respectively, and totaled $5.7 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The effective interest rate on the 2030 Notes is 3.43%.

As of June 29, 2026, the last reported sale price of our common stock satisfied the applicable conversion threshold under the indenture governing the 2030 Notes, triggering the right of holders to elect to convert their 2030 Notes at their option during the third calendar quarter of 2026. As a result of this triggering event, we reclassified the $219.5 million carrying amount of the 2030 Notes from long-term debt to a current liability on our condensed consolidated balance sheet as of June 30, 2026. None of the holders of our 2030 Notes opted to convert their notes during the third calendar quarter of 2026 and after September 30, 2026, the 2030 Notes became ineligible for optional conversion until such time one of the conversion conditions is satisfied. As such, we reclassified the 2030 Notes to long-term debt as of September 30, 2026.

8. Commitments and Contingencies

Lease Commitments

We lease various operating spaces in the United States, Asia and Europe under non-cancelable operating lease arrangements that expire on various dates through April 2029. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. See Note 2 for the Company’s aggregate future lease payments for the Company’s non-cancelable operating leases as of September 30, 2026.

Additionally, the Company has $16.3 million of future payment obligations relating to executed lease agreements for two new buildings located in Fremont, California, for which the related lease terms had not yet commenced as of September 30, 2026 and, therefore, are not recorded on the condensed consolidated balance sheet as of September 30, 2026.

Rent expense was $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and was $3.8 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Purchase Commitments

We have open purchase commitments with third-party contract manufacturers with facilities in Taiwan to supply nearly all of our finished goods inventories, spare parts, and accessories. These purchase orders are expected to be paid within one year of the issuance date. We had open purchase commitments with manufacturers in Taiwan totaling $26.1 million as of September 30, 2026.

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

9. Equity Incentive Plans, Stock-Based Compensation and Stock Repurchase Programs

Equity Incentive Plans

2014 Equity Incentive Plan and 2023 Stock Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) was in effect until it was replaced by the 2023 Stock Incentive Plan (the “2023 Plan”) on April 1, 2023. No further grants will be made under the 2014 Plan. Both the 2014 Plan and 2023 Plan provide for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), market performance-based RSUs (“PSUs”), stock appreciation rights, performance units and performance shares to our employees, consultants and members of our Board of Directors. As of September 30, 2026, we had 1,517,214 shares available for future grant under the 2023 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended (the “Amended 2014 Purchase Plan”) provides employees with an opportunity to purchase our common stock through accumulated contributions, up to a maximum of 10% of eligible compensation, with offering periods of six months in duration, beginning on or about December 1 and June 1 each year. As of September 30, 2026, the Company had 2,683,098 shares available for future issuance under the Amended 2014 Purchase Plan.

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation by type of award:
Stock awards	$5,240	$4,491	$18,462	$14,455
Employee stock purchase rights	544	288	1,108	751
	$5,784	$4,779	$19,570	$15,206

Stock-based compensation by category of expense:
Cost of net revenue	$551	$82	$1,523	$1,186
Sales and marketing	1,487	1,552	4,444	3,385
Research and development	1,571	1,570	5,004	4,137
General and administrative	2,175	1,575	8,599	6,498
	$5,784	$4,779	$19,570	$15,206

As of September 30, 2026, the Company had $43.0 million of unrecognized stock-based compensation expense related to unvested stock-based awards and employee stock purchase rights, which will be recognized over a weighted-average period of 2.0 years.

Stock Awards

The Company has granted RSUs to its employees, consultants and members of the Board of Directors, and PSUs to certain executives and employees. The Company’s PSUs have market performance-based vesting conditions as well as service-based vesting conditions. As of September 30, 2026, there were 2,157,780 RSUs and 534,418 PSUs outstanding.

The following table summarizes our stock award activities and related information:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Vesting Term (years)	Aggregate Fair Value (thousands)
Nonvested as of December 31, 2025	3,086	$15.83
Granted	1,209	29.28
Released	(1,342)	15.59
Canceled	(261)	19.01
Nonvested as of September 30, 2026	2,692	$21.67	1.34	$72,985

The aggregate fair value of stock awards released was $7.0 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and was $20.9 million and $15.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

On May 1, 2025, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $75 million of its common stock (the “2025 Program”). The 2025 Program does not have a specified term or termination date. During the three months ended September 30, 2026, we repurchased 877,537 shares for a total of $23.0 million and during the nine months ended September 30, 2026, we repurchased 894,245 shares for a total of $23.3 million or $26.02 per share under the 2025 Program. As of September 30, 2026, the Company had $30.1 million available to repurchase shares under the 2025 Program.

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

Commitment to Issue Share-Based Consideration Payable to a Customer

On August 3, 2026 (the “Issuance Date”), in connection with the partnership between the Company and Microsoft Corporation (“Microsoft”), the Company issued to Microsoft a Warrant to purchase up to an aggregate of 800,000 shares of the Company’s common stock with an exercise price of $0.01 per share. The Warrant was issued in connection with Microsoft’s purchases of the Company’s products and services, including purchases made through the Company’s authorized resellers, with vesting tied to those purchases by Microsoft and its affiliates. The Warrant is eligible to vest in two tranches based on Microsoft's achievement of specified purchase thresholds during two separate one-year measurement periods beginning July 1,

2026 and ending June 30, 2028. Depending on the level of purchases during each one-year measurement period, up to 400,000 Warrant Shares may vest with respect to each tranche, for a maximum of 800,000 Warrant Shares. If the applicable purchase thresholds are not achieved during a measurement period, the corresponding tranche of the Warrant will expire unvested.

As described below, the Company has measured the fair value of the Warrant as of the Issuance Date. The timing and amount of the resulting reductions of revenue in any period will depend on the timing and volume of purchases by Microsoft and its affiliates during the measurement periods, which are not within the Company’s control.

Consistent with ASC 606 Revenue Recognition and ASC 718, Compensation—Stock Compensation (“ASC 718”), we measured the fair value of the Warrant as of the date of issue on August 3, 2026. The fair value of the Warrant was determined using a Black-Scholes pricing model in accordance with ASC 718’s fair value measurement framework. The Company elected to use the contractual term as the expected term of the Warrant. The following assumptions were used to estimate the fair value of the Warrant on August 3, 2026:

Assumption
Stock price	$29.95
Exercise price	$0.01
Volatility	34.38%
Risk-free rate	4.70%
Dividend yield	0.8%
Expected term (years)	10.0

As of the date of issue the estimated fair value was $27.64 per share underlying the Warrant for a total fair value of $22.1 million for the 800,000 potential Warrant Shares. As of the issue date, the fair value of the Warrant is fixed, and is being accounted for as consideration payable to a customer, recognized as a reduction of revenue.

As of September 30, 2026, the Company had recorded $0 to Additional Paid-In Capital and as a reduction of revenue, because no revenue was recognized in the third quarter of 2026 on purchase orders received during the first one-year measurement period beginning July 1, 2026.

10. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Diluted net income per share applying the treasury stock method is computed using the weighted average number of common shares outstanding for the period plus potential dilutive common shares, including stock awards (RSUs and PSUs), employee stock purchase rights and the 2030 Notes, unless the potential common shares are anti-dilutive. Warrant shares are not included in the calculation of basic and diluted net income per share since the specified purchase threshold performance conditions had not been satisfied as of September 30, 2026. See Note 9 for additional information regarding the Company’s Warrant issued to Microsoft.

Basic and diluted net income per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net income per share
Numerator:
Net income	$17,160	$12,191	$38,074	$32,272
Denominator:
Weighted-average shares outstanding - basic	72,412	71,891	72,083	72,478
Effect of dilutive potential common shares from stock awards, employee stock purchase rights and 2030 Notes	3,290	1,155	2,870	1,327
Weighted-average shares outstanding - diluted	75,702	73,046	74,953	73,805
Net income per share:
Basic	$0.24	$0.17	$0.53	$0.45
Diluted	$0.23	$0.17	$0.51	$0.44

The following table presents common shares related to potentially dilutive shares excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock awards and employee stock purchase rights	600	580	280	405
2030 Notes	—	9,591	—	9,591
Total	600	10,171	280	9,996

11. Income Taxes

We recorded a provision for income taxes of $2.6 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. We recorded income tax expense of $5.8 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

We had $8.6 million of unrecognized tax benefits as of September 30, 2026.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of our provision for income taxes in our condensed consolidated statements of operations.

We are subject to taxation in the United States, various states, and several foreign jurisdictions. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period. We are currently under audit by the IRS for the 2023 Tax Year.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA introduces significant provisions, including the permanent extension of certain expiring provisions under the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with some provisions effective in 2025 and others implemented through 2027. The Company has considered the impact of OBBBA on the Company's annual effective tax rate, mainly the reduction in the R&D credit from the Section 280(c ) election. The tax effects of the enacted legislation are reflected in the period of enactment and there was no material impact on our effective tax rate as of September 30, 2026.

At the end of Q2 2026, California passed Senate Bill 122 extends the R&D credit limitation as well as the annual election for the refundable credits through tax year 2029. For tax years 2030 and onwards, the R&D credit limitation will be the greater of $5 million or 70% of tax liability. The CA law change is not expect to have any tax impact to the company, given the company's R&D credit utilization is projected to be less than $5M annually. The Company will continue to monitor and assess the impact of OBBBA and state law changes to the consolidated financial statements.

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

The following table depicts the disaggregation of revenue by geographic region based on the ship to location of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$58,436	$48,817	$163,696	$123,505
United States	54,151	45,459	152,743	113,894
Americas-other	4,285	3,358	10,953	9,611
APJ	18,867	16,694	49,804	53,252
EMEA	14,242	9,171	33,182	33,445
Total net revenue	$91,545	$74,682	$246,682	$210,202

The following table is a summary of our long-lived assets which include property and equipment, net and operating lease right-of-use assets based on the physical location of the assets (in thousands):

	As of September 30, 2026	As of December 31, 2025
Americas	$51,113	$54,798
Japan	1,511	1,852
Other	2,000	2,429
Total	$54,624	$59,079

13. Revenue

We report two customer verticals: enterprises and service providers. Revenue generated from enterprises and service providers was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Enterprises	$53,306	$26,887	$143,516	$81,803
Service providers	38,239	47,795	103,166	128,399
Total	$91,545	$74,682	$246,682	$210,202
Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accounts receivable, net	$52,067	$62,069
Deferred revenue, current	88,797	80,824
Deferred revenue, non-current	68,221	61,982

We receive payments from customers based upon billing cycles. Invoice payment terms usually range from 30 to 90 days.

Accounts receivable are recorded when the right to consideration becomes unconditional.

Contract assets include amounts related to our contractual right to consideration for performance obligations not yet billed and are included in prepaid and other current assets in the condensed consolidated balance sheets. The amounts were immaterial as of September 30, 2026 and December 31, 2025.

Deferred revenue primarily consists of amounts that have been invoiced but not yet been recognized as revenue and consists of performance obligations pertaining to support and subscription services. We recognized revenue of $28.0 million and $26.3 million during the three months ended September 30, 2026 and 2025, respectively, and we recognized revenue of $70.9 million and $63.6 million during the nine months ended September 30, 2026 and 2025, respectively, related to deferred revenues at the beginning of the respective periods.
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

As of September 30, 2026, the current and non-current portions of deferred contract acquisition costs were $8.2 million and $5.3 million, respectively. As of December 31, 2025, the current and non-current portions of deferred contract acquisition costs were $8.3 million and $5.7 million, respectively. Related amortization expense was $2.1 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and was $4.8 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively.

We had no impairment loss in relation to the costs capitalized and no asset impairment charges related to contract assets during the three and nine months ended September 30, 2026 and 2025.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations, which include deferred revenues and amounts that will be invoiced and recognized as revenues in future periods.
We expect to recognize revenue on the remaining performance obligations as follows (in thousands):

As of September 30, 2026

Within 1 year	$88,797
Next 2 to 3 years	53,951
Thereafter	14,270
Total	$157,018

Consideration Payable to a Customer (Share-Based Payments to Customers)

On August 3, 2026, the Company issued a warrant (the “Warrant”) to Microsoft Corporation (“Microsoft”) pursuant to which Microsoft may purchase up to 800,000 shares of the Company's common stock, par value $0.00001 per share (the “Warrant Shares”) at an exercise price of $0.01 per share, subject to the terms and conditions of the Warrant.

The Warrant was issued in connection with Microsoft’s purchases of the Company’s products and services, including purchases made through the Company’s authorized resellers, with vesting tied to those purchases by Microsoft and its affiliates. The Warrant is eligible to vest in two tranches based on Microsoft's achievement of specified purchase thresholds during two separate one-year measurement periods beginning July 1, 2026 and ending June 30, 2028. Depending on the level of purchases during each measurement period, up to 400,000 Warrant Shares may vest with respect to each tranche, for a maximum of 800,000 Warrant Shares. If the applicable purchase thresholds are not achieved during a measurement period, the corresponding tranche of the Warrant will expire unvested.

Subject to the terms and conditions of the Warrant, the Warrant is exercisable in whole or in part after January 1, 2028 with respect to the Warrant Shares subject to the first tranche and after January 1, 2029 with respect to the Warrant Shares subject to the second tranche, in each case until the 5:00 p.m., Eastern time on August 3, 2036, subject to certain extensions described in the Warrant, at the Warrantholder's election by cash payment or cashless exercise. The Warrant also contains customary provisions regarding adjustments for stock splits, stock dividends and certain other corporate transactions, transfer restrictions and accelerated vesting of certain Warrant Shares upon the occurrence of specified change of control transactions.

The Warrant was issued, and the Warrant Shares may be issued, in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Warrant has a total fair value of $22.1 million for the 800,000 potential Warrant shares and is being accounted for as consideration payable to a customer, recognized as a reduction of revenue. As of September 30, 2026, the Company had recorded $0 as a reduction of revenue, because no revenue was recognized in the third quarter of 2026 on purchase orders received during the first one-year measurement period beginning July 1, 2026.

14. Subsequent Events

On November 5, 2026, the Company announced that the Board of Directors approved a quarterly cash dividend. The dividend, in the amount of $0.06 per share outstanding, will be paid on December 1, 2026 to stockholders of record on November 16, 2026. Future dividends will be subject to further review and approval by the Board of Directors in accordance with applicable law. The Board of Directors reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation of Directors strategy from time-to-time.

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

On August 3, 2026, the Company issued a warrant to Microsoft Corporation in connection with the parties' commercial relationship. The warrant is designed to vest based on purchases by Microsoft and its affiliates of the Company’s products and services during two separate one-year periods beginning on July 1, 2026 and ending on June 30, 2028, and is intended to further align the parties' commercial interests. The $22.1 million fair value of the Microsoft Warrant will be recognized as a reduction of revenue as Microsoft and its affiliates purchase our products and services through June 30, 2028, and we expect it to reduce our reported revenue in those periods, with the amount in any quarter depending on the timing and volume of those purchases.

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

During the three months ended September 30, 2026, (i) 64% of our total revenue was generated from the Americas region, of which 59% was generated from the United States and 5% was generated from the Americas-other, (ii) 21% of our total revenue was generated from the APJ region and (iii) 15% of our total revenue was generated from the EMEA region. During the three months ended September 30, 2025, (i) 66% of our total revenue was generated from the Americas region, of which 62% was generated from the United States and 4% was generated from the Americas-other, (ii) 22% of our total revenue was generated from the APJ region and (iii) 12% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the three months ended September 30, 2026 and 2025, our enterprise customers accounted for 58% and 36% of our total revenue, respectively, and our service provider customers accounted for 42% and 64% of our total revenue, respectively.

During the nine months ended September 30, 2026, (i) 66% of our total revenue was generated from the Americas region, of which 62% was generated from the United States and 4% was generated from the Americas-other, (ii) 20% of our total revenue was generated from the APJ region and (iii) 14% of our total revenue was generated from the EMEA region. During the nine months ended September 30, 2025, (i) 59% of our total revenue was generated from the Americas region, of which 54% was generated from the United States and 5% was generated from the Americas-other, (ii) 25% of our total revenue was generated from the APJ region and (iii) 16% of our total revenue was generated from the EMEA region. One of our priorities is to strengthen our sales efforts in North America. During the nine months ended September 30, 2026 and 2025, our enterprise customers accounted for 58% and 39% of our total revenue, respectively, and our service provider customers accounted for 42% and 61% of our total revenue, respectively.

As a result of the nature of our target market and the current stage of our development, a substantial portion of our revenue comes from a limited number of large customers, including service providers and enterprise customers, in any period. Purchases by our ten largest end-customers accounted for 55% and 51% of our total revenue for the three months ended September 30, 2026 and 2025, respectively, and accounted for 54% and 45% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. Sales to these large end-customers have typically been characterized by large but irregular purchases with long sales cycles. The timing of these purchases and the delivery of the purchased products are difficult to predict. Consequently, any acceleration or delay in anticipated product purchases by or deliveries to our largest customers could materially impact our revenue and operating results in any quarterly period. This may cause our quarterly revenue and operating results to fluctuate from quarter to quarter and make them difficult to predict.

As of September 30, 2026, we had $75.8 million of cash and cash equivalents and $284.6 million of marketable securities. Cash provided by operating activities was $65.3 million during the nine months ended September 30, 2026, compared to $62.2 million in the same period of 2025.

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

Results of Operations

A summary of our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 is as follows (dollars in thousands):

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$58,496	63.9%	$43,109	57.7%	$15,387	35.7%
Services	33,049	36.1	31,573	42.3	1,476	4.7
Total net revenue	91,545	100.0	74,682	100.0	16,863	22.6
Cost of net revenue:
Products	13,315	14.5	8,101	10.8	5,214	64.4
Services	6,176	6.7	6,729	9.0	(553)	(8.2)
Total cost of net revenue	19,491	21.3	14,830	19.9	4,661	31.4
Gross profit	72,054	78.7	59,852	80.1	12,202	20.4
Operating expenses:
Sales and marketing	22,017	24.1	21,531	28.8	486	2.3
Research and development	21,573	23.6	18,377	24.6	3,196	17.4
General and administrative	10,169	11.1	6,950	9.3	3,219	46.3
Total operating expenses	53,759	58.7	46,858	62.7	6,901	14.7
Income from operations	18,295	20.0	12,994	17.4	5,301	40.8
Non-operating income (expense):
Interest income	3,289	3.6	3,386	4.5	(97)	(2.9)
Interest and other income (expense), net	(1,842)	(2.0)	(2,387)	(3.2)	545	(22.8)
Non-operating income, net	1,447	1.6	999	1.3	448	44.8
Income before provision for income taxes	19,742	21.6	13,993	18.7	5,749	41.1
Provision for income taxes	2,582	2.8	1,802	2.4	780	43.3
Net income	$17,160	18.7%	$12,191	16.3%	$4,969	40.8%

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Revenue:
Products	$151,506	61.4%	$118,261	56.3%	$33,245	28.1%
Services	95,176	38.6	91,941	43.7	3,235	3.5
Total revenue	246,682	100.0	210,202	100.0	36,480	17.4
Cost of revenue:
Products	32,324	13.1	23,561	11.2	8,763	37.2
Services	19,199	7.8	19,383	9.2	(184)	(0.9)
Total cost of revenue	51,523	20.9	42,944	20.4	8,579	20.0
Gross profit	195,159	79.1	167,258	79.6	27,901	16.7
Operating expenses:
Sales and marketing	63,936	25.9	62,040	29.5	1,896	3.1
Research and development	61,744	25.0	50,533	24.0	11,211	22.2
General and administrative	29,161	11.8	22,602	10.8	6,559	29.0
Total operating expenses	154,841	62.8	135,175	64.3	19,666	14.5
Income from operations	40,318	16.3	32,083	15.3	8,235	25.7
Non-operating income (expense):
Interest income	9,992	4.1	8,170	3.9	1,822	22.3
Interest and other income (expense), net	(6,421)	(2.6)	(3,853)	(1.8)	(2,568)	66.6
Total non-operating income, net	3,571	1.4	4,317	2.1	(746)	(17.3)
Income before provision for income taxes	43,889	17.8	36,400	17.3	7,489	20.6
Provision for income taxes	5,815	2.4	4,128	2.0	1,687	40.9
Net income	$38,074	15.4%	$32,272	15.4%	$5,802	18.0%

Net Revenue

We derive revenue from two sources: (i) products revenue, which includes hardware, perpetual software license and subscription offerings, which include term-based license agreements; and (ii) services revenue, which includes PCS, professional services, training and SaaS offerings.

Our products revenue primarily consists of revenue from sales of our hardware appliances upon which our software is installed. Such software includes our ACOS software platform plus one or more of our ADC, CGN, TPS, SSLi or CFW solutions. Purchase of a hardware appliance includes a perpetual license to the included software. Additionally, a small portion of our products revenue comes from subscription revenue. We offer several products by subscription, primarily through either term-based license agreements or as a service through our cloud-based platform. With respect to sales of our hardware appliances, we recognize products revenue upon transfer of control, generally at the time of shipment, provided that all other revenue recognition criteria have been met. Revenue for term-based license agreements is recognized at a point in time when we deliver the software license to the customer and over time once the subscription term has commenced. For our SaaS offerings, our customers do not take possession of our software but rather we provide access to the service via a hosting arrangement. Revenue in these arrangements is recognized ratably as the services are provided. As a percentage of revenue, our products revenue may vary from quarter to quarter based on, among other things, the timing of orders and delivery of products, cyclicality and seasonality, changes in currency exchange rates and the impact of significant transactions with unique terms and conditions.

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

A summary of our total revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$58,496	64%	$43,109	58%	$15,387	36%
Services	33,049	36	31,573	42	1,476	5
Total net revenue	$91,545	100%	$74,682	100%	$16,863	23%
Net revenue by geographic region:
Americas	$58,436	64%	$48,817	66%	$9,619	20%
United States	54,151	59%	45,459	62%	8,692	19%
Americas-other	4,285	5%	3,358	4%	927	28%
APJ	18,867	21%	16,694	22%	2,173	13%
EMEA	14,242	15%	9,171	12%	5,071	55%
Total net revenue	$91,545	100%	$74,682	100%	$16,863	23%

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue	Amount	Percent
Net revenue:
Products	$151,506	61%	$118,261	56%	$33,245	28%
Services	95,176	39	91,941	44	3,235	4
Total net revenue	$246,682	100%	$210,202	100%	$36,480	17%
Net revenue by geographic region:
Americas	$163,696	66%	$123,505	59%	$40,191	33%
United States	152,743	62%	113,894	54%	38,849	34%
Americas-other	10,953	4%	9,611	5%	1,342	14%
APJ	49,804	20%	53,252	25%	(3,448)	(6)%
EMEA	33,182	14%	33,445	16%	(263)	(1)%
Total revenue	$246,682	100%	$210,202	100%	$36,480	17%

Three Months Ended September 30, 2026 and 2025

Total net revenue increased $16.9 million, or 23%, during the three months ended September 30, 2026, compared to the same period of 2025. Changes in revenue were due primarily to (i) an increase of $9.6 million in the Americas region, comprised of increases of $8.7 million in the United States and $1.0 million in Americas-other, (ii) an increase of $2.2 million in the APJ region, and (iii) an increase of $5.1 million in the EMEA region. The overall increase in revenue was attributable to a $26.4 million increase in revenue from enterprise customers, partially offset by a $9.6 million decrease in revenue from service provider customers during the three months ended September 30, 2026 compared to the same period of 2025. Products revenue increased $15.4 million, of which the Americas region increased $9.2 million, the APJ region increased $1.8 million and the EMEA region increased $4.4 million for the three months ended September 30, 2026, compared to the same period of 2025. Services revenue increased $1.5 million, of which the Americas region increased $0.5 million, the APJ region increased $0.4 million and the EMEA region increased $0.6 million for the three months ended September 30, 2026, compared to the same period of 2025.

Products revenue increased $15.4 million, or 36%, during the three months ended September 30, 2026 compared to the same period of 2025, as a result of increased demand from our enterprise customers in the Americas region.

Services revenue increased $1.5 million, or 5%, during the three months ended September 30, 2026, compared to the same period of 2025, as a result of increased demand from our enterprise and service provider customers in the Americas region.

During the three months ended September 30, 2026, $58.4 million, or 64% of total revenue, was generated from the Americas region, which represents a 20% increase in revenue compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise customers in the Americas region.

During the three months ended September 30, 2026, $18.9 million, or 21% of total revenue, was generated from the APJ region, which represents a 13% increase compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise and service provider customers in the APJ region.

During the three months ended September 30, 2026, $14.2 million, or 15% of total revenue, was generated from the EMEA region, which represents a 55% increase compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise and service provider customers in the EMEA region.

Nine Months Ended September 30, 2026 and 2025

Total net revenue increased $36.5 million, or 17%, during the nine months ended September 30, 2026, compared to the same period of 2025. Changes in revenue were due primarily to (i) an increase of $40.2 million in the Americas region, comprised of increases of $38.8 million in the United States and $1.3 million in Americas-other, (ii) a decrease of $3.4 million in the APJ region, and (iii) a decrease of $0.3 million in the EMEA region. The overall increase in revenue was attributable to a $61.7 million increase in revenue from enterprise customers, partially offset by a $25.2 million decrease in revenue from service provider customers during the nine months ended September 30, 2026 compared to the same period of 2025. Products revenue increased $33.2 million, of which the Americas region increased $36.1 million partially offset by a decrease of $2.8 million in the APJ region, while EMEA region was unchanged for the nine months ended September 30, 2026, compared to the same period of 2025. Services revenue increased $3.2 million, of which the Americas region increased $4.1 million, partially offset by decreases of $0.6 million in the APJ region and $0.3 million in the EMEA region for the nine months ended September 30, 2026, compared to the same period of 2025.

Products revenue increased $33.2 million, or 28%, during the nine months ended September 30, 2026 compared to the same period of 2025, as a result of an increase in demand from our enterprise customers in the Americas region.

Services revenue increased $3.2 million, or 4%, during the nine months ended September 30, 2026, compared to the same period of 2025, as a result of an increase in demand from our enterprise and service provider customers in the Americas region.

During the nine months ended September 30, 2026, $163.7 million, or 66% of total revenue, was generated from the Americas region, which represents a 33% increase in revenue compared to the same period of 2025. The increase was primarily due to higher products and services revenue due to an increase in demand from our enterprise customers in the Americas region.

During the nine months ended September 30, 2026, $49.8 million, or 20% of total revenue, was generated from the APJ region, which represents a 6% decrease compared to the same period of 2025. The decrease was primarily due to lower products and services revenue due to a decrease in demand from our service provider customers in the APJ region.

During the nine months ended September 30, 2026, $33.2 million, or 14% of total revenue, was generated from the EMEA region, which represents a 1% decrease compared to the same period of 2025. The decrease was primarily due to lower services revenue due to a decrease in demand from our service provider customers in the EMEA region.

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

A summary of our cost of net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Cost of net revenue:
Products	$13,315	$8,101	$5,214	64.4%
Services	6,176	6,729	(553)	(8.2)
Total cost of net revenue	$19,491	$14,830	$4,661	31.4%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Cost of net revenue:
Products	$32,324	$23,561	$8,763	37.2%
Services	19,199	19,383	(184)	(0.9)
Total cost of net revenue	$51,523	$42,944	$8,579	20.0%

Products cost of revenue increased 64.4% and 37.2% during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to product and regional mix.

Services cost of revenue decreased 8.2% and 0.9% during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily driven by fluctuations in personnel-related support costs and the mix of services delivered, which include technical support, training and service costs.

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

Any of the factors noted above can generate either a favorable or unfavorable impact on gross margin.

A summary of our gross profit and gross margin is as follows (dollars in thousands):

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$45,181	77.2%	$35,008	81.2%	$10,173	(4.0)%
Services	26,873	81.3	24,844	78.7	2,029	2.6
Total gross profit	$72,054	78.7%	$59,852	80.1%	$12,202	(1.4)%

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
Gross profit:
Products	$119,182	78.7%	$94,700	80.1%	$24,482	(1.4)%
Services	75,977	79.8	72,558	78.9	3,419	0.9
Total gross profit	$195,159	79.1%	$167,258	79.6%	$27,901	(0.5)%

Products gross margin decreased 4.0% to 77.2% during the three months ended September 30, 2026, and decreased 1.4% to 78.7% during the nine months ended September 30, 2026, compared to the same periods of 2025, primarily due to product and regional mix.

Services gross margin increased 2.6% to 81.3% for the three months ended September 30, 2026, and increased 0.9% to 79.8% during the nine months ended September 30, 2026 compared to the same periods of 2025. Changes in services gross margin is primarily due to the mix of services delivered, which include technical support, training and service costs.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs which consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation.

A summary of our operating expenses is as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Operating expenses:
Sales and marketing	$22,017	$21,531	$486	2.3%
Research and development	21,573	18,377	3,196	17.4
General and administrative	10,169	6,950	3,219	46.3
Total operating expenses	$53,759	$46,858	$6,901	14.7%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Operating expenses:
Sales and marketing	$63,936	$62,040	$1,896	3.1%
Research and development	61,744	50,533	11,211	22.2
General and administrative	29,161	22,602	6,559	29.0
Total operating expenses	$154,841	$135,175	$19,666	14.5%

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

Sales and marketing operating expenses increased $0.5 million, or 2.3%, in the three months ended September 30, 2026, and increased $1.9 million, or 3.1%, in the nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in personnel costs.

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

Research and development operating expenses increased $3.2 million, or 17.4%, in the three months ended September 30, 2026, and increased $11.2 million, or 22.2%, in the nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in personnel costs.

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

General and administrative operating expenses increased $3.2 million, or 46.3%, in the three months ended September 30, 2026, and increased $6.6 million, or 29.0%, in the nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in personnel costs.

For the full year 2026, we expect general and administrative expenses to increase from 2025 levels as we continue to apply a disciplined approach to focus our investments in areas that offer the greatest opportunities.

Non-Operating Income (Expense)

Non-Operating income, net, consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense on the 2030 Notes and foreign currency exchange gains and losses. Foreign currency exchange gains and losses are primarily a result of fluctuations in the Japanese Yen versus the U.S. Dollar.

Interest Income

Interest income was $3.3 million and $3.4 million in the three months ended September 30, 2026 and 2025, respectively, and was $10.0 million and $8.2 million in the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $1.9 million and $1.9 million in the three months ended September 30, 2026 and 2025, respectively, and was $5.7 million and $4.1 million in the nine months ended September 30, 2026 and 2025, respectively, and was related to our outstanding 2030 Notes that were issued in March 2025.

Other Income (Expense)

The Company recorded $0.1 million of net gains and $0.5 million of net losses in other income (expense) in the three months ended September 30, 2026 and 2025, respectively, and recorded $0.8 million of net losses and $0.3 million of net gains in other income (expense) in the nine months ended September 30, 2026 and 2025, respectively, primarily from foreign currency exchange gains and losses from fluctuations in the Japanese Yen versus the U.S. Dollar.

Provision for Income Taxes

We recorded a provision for income taxes of $2.6 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and we recorded a provision for income taxes of $5.8 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s income tax provisions for the three and nine months ended September 30, 2026 and 2025 primarily consisted of U.S. federal and state taxes.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $75.8 million, including $3.7 million held outside the United States in our foreign subsidiaries, and $284.6 million of marketable securities. We currently do not have any plans to repatriate our earnings from our foreign operations. As of September 30, 2026, we had working capital of $340.2 million, retained earnings of $39.9 million and total stockholders’ equity of $232.8 million. Our marketable securities are highly liquid and are classified as available for sale should the Company decide to quickly raise cash at any time in the future.

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

As described in Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, the 2030 Notes are convertible into cash or a combination of cash and shares of common stock, at our election, upon the occurrence of certain conversion conditions specified in the indenture governing the 2030 Notes. One such conversion condition was satisfied during the second quarter of 2026: for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of such quarter, the last reported sale price of our common stock exceeded 130% of the applicable conversion price. As a result, holders of the 2030 Notes had the right, at their option, to convert their notes at any time during the third quarter of 2026 (from July 1, 2026 through September 30, 2026), and we reclassified the $219.5 million carrying amount of the 2030 Notes from long-term debt to a current liability on our condensed consolidated balance sheet as of June 30, 2026. During the third quarter of 2026, this conversion condition was not satisfied and the holders cannot opt to convert their notes after September 30, 2026. As such, the Company reclassified the carrying amount of the 2030 Notes from a current liability to long-term debt as of September 30, 2026. Whether the 2030 Notes will become convertible again prior to December 1, 2029 (on and after which date they will become freely convertible) will depend on our common stock price or other conversion conditions specified in the indenture in future periods, and we cannot predict whether, or to what extent, holders will elect to convert their 2030 Notes during any future conversion period.

If holders elect to convert their 2030 Notes, we may settle our conversion obligation in cash or a combination thereof, at our election. If holders elect to convert their 2030 Notes and we elect to settle all or a portion of our conversion obligation in cash, we would be required to use a portion of our cash, cash equivalents and marketable securities, which totaled $75.8 million and $284.6 million, respectively, as of September 30, 2026, or seek additional financing, to fund that obligation, and if we elect to settle any portion in shares of our common stock, such issuance would dilute the ownership interests of our existing stockholders. We believe our existing cash, cash equivalents and marketable securities, together with cash expected to be generated from operating activities, would be sufficient to satisfy a cash settlement obligation with respect to the 2030 Notes if holders were to elect to convert their notes during any future conversion period. However, the extent and timing of any such elections are outside of our control, and satisfying a significant cash settlement obligation could reduce the cash resources available to fund our other liquidity needs, including our stock repurchase programs and quarterly cash dividend, and could require us to seek additional financing on terms that may not be favorable to us, or at all.

The Board of Directors has authorized various stock repurchase programs from time to time, including most recently, a twelve-month $50 million program approved November 7, 2023 (the “2023 Program”), a $50 million program approved November 7, 2024 (the “2024 Program”) and a $75 million program approved May 1, 2025 (the “2025 Program”). Under all programs, repurchased shares are held in treasury at cost. The Company’s stock repurchase programs do not obligate us to acquire any specific number of shares. Shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2025, the Company repurchased 3.7 million shares for a total cost of $68.9 million under the 2024 and 2025 Programs. During the three months ended September 30, 2026, the Company repurchased 0.9 million shares for a total cost of $23.0 million and during the nine months ended September 30, 2026, the Company repurchased 0.9 million shares for a total cost of $23.3 million under the 2025 Program.

In October 2021, the Board of Directors approved the initiation of a regular quarterly cash dividend on our common stock. The Company paid cash dividends of $0.06 per share outstanding, for a total of $4.4 million and $13.0 million in the three and nine months ended September 30, 2026, respectively. The next dividend, in the amount of $0.06 per share, will be paid on December 1, 2026 to stockholders of record on November 16, 2026. We currently anticipate that we will continue to pay comparable quarterly cash dividends in the future. However, the payment, amount and timing of future dividends remain within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements, and other factors.

As described in Part II – Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q, from time to time we are involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

Statements of Cash Flows

The following table summarizes our cash flow related activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$65,313	$62,187
Investing activities	(21,490)	(215,058)
Financing activities	(39,167)	144,297
Net increase (decrease) in cash and cash equivalents	$4,656	$(8,574)

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

During the nine months ended September 30, 2026, cash provided by operating activities was $65.3 million, consisting of net income of $38.1 million, non-cash charges of $35.7 million and a decrease in cash resulting from the net change in operating assets and liabilities of $8.4 million. Our non-cash charges consisted primarily of depreciation and amortization expenses of $13.3 million and stock-based compensation expense of $19.6 million. The net change in our operating assets and liabilities primarily reflects cash outflows from the changes in inventory of $18.4 million, accrued and other liabilities of $11.2 million and prepaid expenses and other assets of $6.8 million, partially offset by cash inflows from deferred revenue of $14.0 million, accounts receivable of $10.0 million and accounts payable of $4.0 million.

The unfavorable change in inventory was attributable to the timing of product shipments. The unfavorable change in accrued and other liabilities was primarily due to the timing of payments for variable compensation. The unfavorable change in prepaid expenses and other assets was attributable to an increase in prepaid Federal and State taxes. The favorable change in deferred revenue was attributable to the timing of service contract bookings. The favorable change in accounts receivable was attributable to timing of billings and cash collections. The favorable change in accounts payable was attributable to the timing of payments to vendors.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was $21.5 million, consisting of purchases of marketable securities of $148.9 million, cash paid for the acquisition of TrojAI of $34.1 million and capital expenditures of $7.8 million, partially offset by sales and maturities of marketable securities of $169.3 million. See Note 5 for additional information regarding our acquisitions.

During the nine months ended September 30, 2025, cash used in investing activities was $215.1 million, consisting of purchases of marketable securities of $278.9 million, cash paid for the acquisition of ThreatX Protect of $19.1 million and capital expenditures of $13.5 million, partially offset by maturities of marketable securities of $96.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, cash used in financing activities was $39.2 million, consisting of cash dividend payments of $13.0 million, the repurchase of common stock, including the withholding of shares to satisfy income tax withholding and remittance obligations resulting from the vesting of certain awards, of $27.9 million, partially offset by proceeds from issuance of common stock under employee equity incentive plans of $1.7 million.

During the nine months ended September 30, 2025, cash provided by financing activities was $144.3 million, consisting of proceeds from the sale on the Company’s 2030 Notes of $217.7 million, proceeds from common stock issued under the Company’s equity plans of $1.7 million, partially offset by repurchases of common stock of $62.0 million and cash dividend payments of $13.1 million.

Contractual Obligations

Our contractual obligations consist of non-cancellable operating lease arrangements and totaled $5.2 million as of September 30, 2026. Our operating lease arrangements expire on various dates through April 2029. These arrangements require us to pay certain operating expenses, such as taxes, repairs and insurance, and contain renewal and escalation clauses.

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

The Company’s critical accounting policies and estimates are disclosed in Part II – Item 7, “Critical Accounting Estimates” of the 2025 Annual Report. There have been no material changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2026.

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

We recorded $0.1 million of net foreign exchange gains and $0.5 million of net foreign exchange losses during the three months ended September 30, 2026 and 2025, respectively, and recorded $0.8 million of net foreign exchange losses and $0.3 million of net foreign exchange gains during the nine months ended September 30, 2026 and 2025, respectively. The effect of a hypothetical 10% change in our exchange rate would not have a significant impact on our condensed consolidated results of operations.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our marketable securities. Our marketable securities are typically comprised of corporate securities, U.S. Treasury and agency securities, commercial paper and asset-backed securities. We do not enter into investments for trading or speculative purposes. As of September 30, 2026, our investment portfolio included marketable securities with an aggregate amortized cost basis of $286.0 million and a fair value of $284.6 million. The effect of a hypothetical 10% change in interest rates would not have a material impact on our interest expense or the fair value of our marketable securities.

The following table presents the hypothetical fair values of our marketable securities assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS as of September 30, 2026 (in thousands):

				Fair Value as of
	(150 BPS)	(100 BPS)	(50 BPS)	9/30/2026	50 BPS	100 BPS	150 BPS
Marketable securities	$286,073	$285,074	$284,073	$284,570	$282,064	$281,055	$280,044

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits to the SEC, under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, as appropriate to enable timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer, as our principal executive officer and principal financial officer, respectively, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026, and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, and in conformity with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2026, the Company issued a warrant to Microsoft Corporation to purchase up to 800,000 shares of the Company's common stock at an exercise price of $0.01 per share, subject to the terms and conditions of such warrant, as reported in a Current Report on Form 8-K filed on August 5, 2026. For further details, refer to Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Share repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2026 (2)	2	$36.30	—	$53,077

August 1 - 31, 2026	573	$26.93	573	$37,625

September 1 - 30, 2026	304	$24.69	304	$30,124

Total	879			$30,124

(1) The $30,124 thousand in the table above represents the amount available to repurchase shares under the 2025 Program as of September 30, 2026.
(2) Shares purchased in July 2026 represent shares withheld by the Company to satisfy income tax withholding and remittance obligations resulting from the vesting of certain awards. These withheld shares were not acquired under the 2025 Program.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On August 27, 2026, Scott Weber, General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 13,528 shares of common stock between December 14, 2026 and May 17, 2027.

On August 27, 2026, Dhrupad Trivedi, Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act with respect to the sale of up to 100,000 shares of common stock between March 3, 2027 and April 26, 2027.

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
4.1+
Warrant to Purchase Shares of Common Stock, dated August 3, 2026, between A10 Networks, Inc. and Microsoft Corporation (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2026)

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

+    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
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
Date: November 6, 2026

By: /s/ Dhrupad Trivedi
Dhrupad Trivedi
President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2026

By: /s/ Michelle Caron
Michelle Caron
Chief Financial Officer (Principal Accounting and Financial Officer)